Form 10-K405
period 1994-12-31
VERNITRON CORP
filed 1995-03-30
CIK 206030

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1994         Commission File No.: 0-16182

                              VERNITRON CORPORATION
             (Exact name of registrant as specified in its charter)

                     DELAWARE                          11-1962029
          (State or other jurisdiction of           (I.R.S. Employer
          incorporation or organization)         Identification Number)

                645 MADISON AVENUE
                NEW YORK, NEW YORK                        10022
     (Address of principal executive offices)          (Zip Code)

                                 (212) 593-7900
              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                     Common Stock, par value $.01 per share
            $1.20 Cumulative Exchangeable Redeemable Preferred Stock,
                            par value $.01 per share

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

                                ----------------

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days:  Yes   X    No
                                               -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

Aggregate market value of the voting stock held by non-affiliates of the registrant as of the close of business on February 28, 1995: $4,283,000

Common Stock outstanding at February 28, 1995: 12,538,012 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------
               DOCUMENT                                FORM 10-K REFERENCE
               --------                                -------------------
Portion of Vernitron Corporation Notice of Annual
 Meeting of Stockholders and Proxy Statement.          Part III, Items 10-13

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I
ITEM 1.  BUSINESS

GENERAL

     Vernitron Corporation (the "Company"), incorporated in New York in 1959 and reincorporated in Delaware in 1968, is primarily engaged in the design, manufacture, distribution and sale of electromagnetic sub-systems, specialty AC (alternating current) and DC (direct current) motors, position and pressure sensing components, connectors, and the distribution and service of precision ball bearings. The Company's products are manufactured primarily for use in high reliability applications in the aerospace, defense, communications, medical equipment, office equipment and industrial markets.

BUSINESS OF THE COMPANY

     The Company operates in three manufacturing plants and three distribution facilities located in the United States in one business segment, electromechanical components and sub-systems, which is organized into two product groups: the Motion Control group and the Industrial Components group. The Company also uses contract production capacity in Mexico.

     Motion Control group sales accounted for 42% and Industrial Components group sales made up 58% of consolidated net sales of $62.1 million in 1994 (see Management's Discussion and Analysis of Financial Condition and Results of Operations for three year sales comparisons).

     MOTION CONTROL GROUP. The Motion Control group designs, manufactures and sells electromagnetic sub-systems, specialty AC and DC motors, synchros and resolvers, optical and contact shaft encoders, potentiometers and pressure transducers. These product lines produce all of the Company's motor and sensor products sold either as individual components or in sub-systems.

     The group's products generally involve a high degree of interactive applications engineering to meet each customer's unique requirements for reliability and accuracy under demanding and often hostile environmental or shock conditions, such as space flight or industrial automation. Unit prices generally exceed $100 and range upward to more than $1,000. In the military and aerospace markets, contract quantities are relatively low while contract awards may be large in dollar value. In the commercial market, contract quantities may be significantly greater while the average sales price is generally lower. Approximately 65% of current bookings by this group are for military (both U.S. and foreign government) and aerospace applications. The remainder of the business is spread over a variety of industrial automation and instrumentation applications. A large percentage of the military/aerospace business is used in or to support tactical missile programs, shipboard instruments and infrared night vision systems. Markets for the group's products are generally fragmented and competition is focused and often well entrenched.

     Motors manufactured by the Company are used in applications which require extremely reliable and precise motion control, such as computer disk drives, laser scanners in high-speed printers and bar code readers, missile guidance systems, industrial controls, aircraft instrumentation and controls and robotics. Motor technology includes AC and both brush and brushless DC motors.

     Synchros and resolvers are each used to measure absolute angular position. These rugged devices have military and aerospace applications in the guidance systems of ships, aircraft and missiles. In commercial applications, resolvers are used to measure the absolute position and velocity of a shaft.

     Optical and contact shaft encoders are devices which accurately measure rotational motion or shaft position in a digital format and have applications in satellites, weapon systems, radar and industrial control systems.

     The Company's precision potentiometers are variable resistors, utilizing either wire wound or conductive film technologies. These products generally sense position and produce a feedback signal for use in high reliability military, aerospace and industrial applications. Other related products include pressure transducers which, among other applications, monitor pressure in hydraulic and HVAC applications.

     INDUSTRIAL COMPONENTS GROUP. The Industrial Components group manufactures connector products and distributes and services precision miniature ball bearings.

     The group's products are almost always sold as components, require a minimum amount of specialized application engineering and are sold through a network of manufacturers' representatives and distributors. Average unit selling prices range from $1 to $3 and individual purchase orders generally cover large unit quantities. Competition is often fragmented and focused on niches within the markets served. Quality, customer service and competitive cost are the critical factors in serving these markets. Substantially all of the Industrial Components group sales are to domestic commercial and industrial markets.

     The group's connector product line focuses mainly on safety agency approved barrier terminal blocks in the .5 amp to 50 amp range. The products are used in a broad range of power applications, including telecommunications, power supplies, security and fire alarms and industrial controls. The group produces power connectors for frequent connect/disconnect applications, such as vending machines and coin changers.

     The group also distributes precision miniature ball bearings from three warehouse locations - Montville, New Jersey, Irvine, California and Dallas, Texas - to bearing distributors and to end users in a variety of industries, including manufacturers of computer equipment, medical equipment and a variety of other precision instruments.

     MARKETING. The Company's products are sold directly to original equipment manufacturers and U.S. Government agencies and contractors, and are also sold through distributors and representatives.

     DOMESTIC AND FOREIGN SALES. The following table sets forth, for each of the last three fiscal years, information concerning the Company's domestic and foreign net sales and operating income from continuing operations and identifiable assets (dollars in thousands):

                                                                                             FISCAL YEARS
                                                                              -------------------------------------
                                                                                1994           1993           1992
                                                                              -------        -------        -------

     Net sales:
       USA . . . . . . . . . . . . . . . . . . . . . . . . . . .              $57,752        $53,668        $57,091
       Foreign . . . . . . . . . . . . . . . . . . . . . . . . .                4,380          4,981          5,821
                                                                              -------        -------        -------
                                                                              $62,132        $58,649        $62,912
                                                                              -------        -------        -------
                                                                              -------        -------        -------
     Export sales as a % of total sales: . . . . . . . . . . . .                  7.0%           8.5%           9.3%
                                                                              -------        -------        -------
                                                                              -------        -------        -------

     Operating income (loss):
       USA . . . . . . . . . . . . . . . . . . . . . . . . . . .              $ 3,363        $ 1,969        $ 1,447
       Foreign . . . . . . . . . . . . . . . . . . . . . . . . .                  314            183            148
       Restructuring/inventory writedown charges (USA) . . . . .               (1,315)        (3,500)
                                                                              -------        -------        -------
                                                                              $ 2,362        $(1,348)       $ 1,595
                                                                              -------        -------        -------
                                                                              -------        -------        -------
     Identifiable assets:
       USA . . . . . . . . . . . . . . . . . . . . . . . . . . .              $42,197        $47,261        $52,247
                                                                              -------        -------        -------
                                                                              -------        -------        -------


     COMPETITION. The Company competes primarily on the basis of its ability to design and engineer its products to meet relatively stringent shape, performance and other requirements of its customers, most of whom are original equipment manufacturers who purchase the component parts for inclusion in their end products.

     There are a limited number of competitors in each of the markets for the various types of electromechanical products manufactured and sold by the Company. Some of these competitors have substantially greater resources than the Company. Imports of end products incorporating foreign manufactured electromechanical components have increased in recent years resulting, in part, in smaller available domestic markets for the Company's components.

In addition, reductions in Government defense spending have resulted in shrinking markets and increased competition for the remaining business.

     While price is a competitive factor, the Company believes that its applications engineering capability, which enables it to meet a customer's special needs, is its principal competitive strength.

     CUSTOMERS. There is no customer or group of affiliated customers to which sales during the fiscal year ended December 31, 1994 were in the aggregate 10% or more of the Company's consolidated net sales, and there is no customer, the loss of which would have a material adverse effect on the Company's operations taken as a whole.

     In fiscal 1994, the Company had aggregate sales, both military and non-military, of approximately $3.6 million directly to the U.S. Government, including its agencies and departments. These sales accounted for approximately 6% of total net sales in 1994 as compared to 5% in 1993 and 7% in 1992. Approximately 18% of net sales in 1994 were derived from subcontracts with U.S. Government contractors as compared to 21% in 1993 and 22% in 1992. The majority of these contracts may be subject to termination at the convenience of the Government, and certain of them may also be subject to renegotiation.
Currently, the Company is not aware of any termination or renegotiation of such contracts which would have a material adverse effect on its business. Because approximately 24% of the Company's business is derived directly from contracts with the U.S. Government or agencies or departments thereof, or indirectly through subcontracts with U.S. Government contractors, the Company's results of operations could be materially affected by changes in Government expenditures for products using component parts it produces. However, the Company believes that its exposure to such risk may be lessened by the conventional tactical nature of the programs it participates in as well as the broad number and diversity of its product applications and the strength of its engineering capabilities.

     BACKLOG; SEASONALITY. As of December 31, 1994 and December 31, 1993, the Company had a backlog of orders of $23.0 million and $24.0 million, respectively. Management believes that a substantial portion of the backlog of orders at December 31, 1994 will be filled during fiscal 1995. Bookings and shipments, while subject to fluctuation due to the build-to-order nature of a substantial portion of the Company's business, are not subject to significant seasonal variations.

     PRODUCT DEVELOPMENT. The Company develops new electromechanical sub-systems and components and improves existing products in order to keep pace with the technological advances which generally characterize its markets. During fiscal 1994, combined Company and customer sponsored engineering expense associated with product development, before customer reimbursement, was $695,000 compared to $639,000 in fiscal 1993 and $535,000 in fiscal 1992. In general, the Company recovers from customers between a quarter and a third of such engineering expense.

     RAW MATERIALS; OTHER SUPPLIERS. There is no one supplier whose delivery of raw materials or other products is material to the operations of the Company. While several divisions use substantial amounts of cobalt, chromium, titanium, gold, silver and copper in certain of their products, the Company has not experienced any serious difficulty in obtaining adequate supplies.

     PATENTS, TRADEMARKS AND LICENSES. The Company's business is not dependent on any patent or trademark.

     ENVIRONMENTAL REGULATIONS. The Company does not believe that its compliance with federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to the protection of the environment has or will have any material effect upon its capital expenditures, earnings or competitive position. There can be no assurance, however, (i) that changes in federal, state or local laws or regulations, changes in regulatory policy or the discovery of unknown problems or conditions will not in the future require substantial expenditures, or (ii) as to the extent of the Company's liabilities, if any, for past failures, if any, to comply with applicable environmental laws, regulations and permits.

     EMPLOYEES. The Company employs approximately 600 persons, all in the United States. Approximately 120 of such employees are subject to union contracts, before giving effect to the disposition of the Electronic Components business (see Note 2 to the Financial Statements). Following this disposition, approximately 70 employees will be covered by union contracts. The Company considers its relations with its employees to be satisfactory. There has been no significant interruption of operations due to labor disputes.

     WORKING CAPITAL PRACTICES. The markets in which the Company competes are not characterized by any unusual inventory or collection practices.

ITEM 2.  PROPERTIES

     The Company leases its executive office, located at 645 Madison Avenue, New York, New York. The principal plants and other materially important properties at December 31, 1994 are:

                                                                      OWNED OR
                                   TYPE OF             SQUARE         LEASED;
LOCATION                           FACILITY            FOOTAGE        EXPIRATION
- --------                           --------            -------        ----------

St. Petersburg, FL                 Industrial           52,500        Owned
Deer Park, NY                      Industrial           69,600        Owned
San Diego, CA                      Industrial           60,100        Leased; 2000
Montville, NJ                      Industrial           76,200        Leased; 1999
Gilford, NH                        Industrial           84,250        Owned
Irvine, CA                         Industrial            7,800        Leased; 1995
Dallas, TX                         Industrial            1,400        Leased; 1997


     All of the facilities owned by the Company are subject to mortgages or security interests which secure the Company's obligations under its revolving credit facility or industrial development bonds (see Note 4 to the Financial Statements).

     The Deer Park, NY facility is classified as held for disposal (see Notes 1 and 8 to the Financial Statements).

     The Company believes that its properties are suitable and adequate for its operations.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is a defendant in various lawsuits, none of which is expected to have a material adverse affect on the Company's financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS

     The Common Stock has traded on the National Association of Securities Dealers Automated Quotation Small-Cap Market ("NASDAQ") under the symbol VRNT, since the completion of the Exchange Offer on August 13, 1991. The following table sets forth the range of high and low market prices for the fiscal quarters indicated as quoted on NASDAQ:

                                        1994                     1993
                                   -------------            --------------
                                   High      Low            High       Low
                                   ----      ---            ----       ---

     Fiscal Years Ended December 31:

          First Quarter           $  5/8    $  5/8        $ 1 3/4   $ 1 5/8
          Second Quarter           1 1/8       5/8          1 5/8     1 5/8
          Third Quarter                1     11/16          1 5/8    1 1/16
          Fourth Quarter             3/4       5/8         1 1/16       5/8

     The high and low market price information presented above is based on real-time sales.

     On March 1, 1995, the high and low sales price was $5/8.

     On March 1, 1995, the approximate number of holders of record of the Common Stock was 1,068.

     The Company did not pay cash dividends on the Common Stock during the three fiscal years ended December 31, 1994. The Company's policy is to retain earnings for the foreseeable future. The Company's credit facility prohibits the payment of cash dividends.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data for the five fiscal years presented below is derived from the audited Financial Statements of the Company as adjusted to reflect the discontinuance of the Electronic Components group (see
Note 2 to the Financial Statements). The data should be read in conjunction with the Financial Statements and the related Notes thereto included elsewhere herein.

                                                                                   YEARS ENDED DECEMBER 31,
                                                         ---------------------------------------------------------------------
                                                             1994           1993           1992           1991          1990
                                                         ---------------------------------------------------------------------
                                                                        (Dollars in thousands, except per share data)

Net sales. . . . . . . . . . . . . . . . . . . . .       $ 62,132       $ 58,649       $ 62,912       $ 67,091       $ 62,763
Income from continuing
 operations before interest and
 special charges . . . . . . . . . . . . . . . . .          3,606          2,081          1,555          2,036          1,182
Interest expense . . . . . . . . . . . . . . . . .          2,264          2,437          2,597          3,371          3,696
Special charges (1). . . . . . . . . . . . . . . .         (1,315)        (3,500)            --             --        (13,650)
Income (loss) from continuing
 operations. . . . . . . . . . . . . . . . . . . .             27         (3,856)        (1,042)        (1,335)       (16,164)
Loss from continuing operations
 per common share (2). . . . . . . . . . . . . . .           (.04)          (.82)          (.23)          (.39)         (7.47)
Total assets (3) . . . . . . . . . . . . . . . . .         42,197         47,261         52,247         54,479         79,244
Total debt (4) . . . . . . . . . . . . . . . . . .         12,363         26,470         26,920         28,836         32,000
$3.75 Cumulative Exchangeable
 Redeemable Preferred Stock (5). . . . . . . . . .             --             --             --             --         38,580
Shareholders' Equity (5) . . . . . . . . . . . . .         13,269          5,076          9,603          9,463         (9,663)


(1) In 1994 and 1993, the Company recorded restructuring/inventory writedown charges related to the restructuring of its Motion Control group (see Note 8 to the Financial Statements). In 1990, the Company recorded a charge as a result of the termination of the Company's efforts to acquire Kollmorgen and the termination of all outstanding litigation and the mutual release of claims between the parties.

(2) The Company's earnings per share information has been restated for 1990 to reflect an Exchange Offer completed in 1991 and a reverse stock split effected on June 20, 1991.

(3) At December 31, 1991, the Company elected to adjust its balance sheet to fair value in accordance with quasi-reorganization accounting principles, resulting in, among other adjustments, a $16.2 million reduction in the carrying value of goodwill.

(4) Includes short-term debt and current portion of long-term debt of $442,000 in 1994, $1,200,000 in 1993 $1,000,000 in 1992, $2,130,000 in 1991 and
     $3,000,000 in 1990.

(5) As a result of the Exchange Offer, the Company's $3.75 Cumulative Exchangeable Redeemable Preferred Stock was either exchanged for Common Stock or amended (see Note 3 to the Financial Statements for a description of the amended terms).

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Net sales by product group for continuing operations for the past three years are presented in the table below. The Company has adopted a plan to dispose of its Electronic Components business which, together with the Industrial Components business, was previously reported as part of the Precision Components product group (see Note 2 to the Financial Statements). As a result, the net sales and results of operations of the discontinued product group have been excluded from the table and the discussion which follow.


                                        1994           1993           1992
                                      -------        -------        -------
                                             (Dollars in thousands)

Motion Control                        $26,052        $26,648        $32,024
Industrial Components                  36,080         32,001         30,888
                                      -------        -------        -------
Net Sales                             $62,132        $58,649        $62,912
                                      -------        -------        -------
                                      -------        -------        -------


1994 VS. 1993

     Net sales increased by $3.5 million, or 6%, in 1994, compared to 1993.

     The Motion Control group's sales declined by $.6 million, or 2%, in 1994, as compared to 1993, primarily as a result of lower shipments of AC motors and potentiometers due largely to lower U.S. and foreign government bookings and lower bookings for certain technologically mature product applications. These lower shipments were partially offset by higher shipments of resolvers, due to the timing of certain large orders received in 1993, and higher electromagnetic sub-system shipments due to new product introductions.

     The Industrial Components group's sales increased in 1994 by $4.1 million, or 13%, as compared to 1993. Sales of bearings were up by $2.9 million, or 16%, reflecting sales to new customers and an improvement in general economic conditions. Sales of connector products rose by $1.2 million, or 9%, principally as a result of sales to new customers in the OEM market, higher sales of Eurostyle connectors and an improvement in general economic conditions.

     The Company's backlog at December 31, 1994 of $23.0 million was $1.0 million, or 4% lower, than 1993 year-end, while bookings of $61.2 million were substantially the same as the prior year. The lower backlog was primarily due to a reduction of backlog in the Motion Control group of $1.9 million resulting from lower bookings in resolvers, primarily due to timing as several large orders received in 1993 did not repeat in 1994, and potentiometers, primarily due to lower U.S. Government and foreign bookings. These lower bookings were partially offset by higher bookings of electromagnetic sub-systems due to new product introductions. The Industrial Components group's backlog increased $1.0 million due primarily to increased bookings in the bearings product line resulting from an improvement in general economic conditions.

     Operating income, excluding restructuring/inventory writedown charges of $1.3 million and $3.5 million in 1994 and 1993, respectively, was $3.7 million in 1994, as compared to $2.2 million in 1993, representing a $1.5 million increase. This increase was primarily due to the gross margin earned on the incremental sales volume and improved profit margins in the Motion Control product group resulting from restructuring actions taken in 1993, which were partially offset by higher selling, general and administrative expenses. Gross margins were 27.7% in 1994, up from 26.1% in 1993. Productivity, as measured by the value-added per employee, increased 24.9% to approximately $65,900 in 1994, from approximately $52,800 in 1993.

     Selling, general and administrative expense, as a percentage of sales, declined to 21.5% in 1994 from 22.1% in 1993. Selling, general and administrative expense was up by $.4 million in 1994 as a result of increased expenses related to the relocation of Motion Control's potentiometer and pressure transducer product lines from the Company's Deer Park, New York facility to St. Petersburg, Florida and the reinstatement of certain profit sharing provisions.

These incremental costs were partially offset by efficiencies resulting from the aforementioned Motion Control restructuring initiated in 1993.

     In 1993, the Company recorded a $3.5 million charge related to the restructuring of the Motion Control group, of which $2.3 million was related to the write-down of certain slow-moving and excess raw material inventory (see discussion of 1993 vs. 1992 below). As part of this restructuring, the Company also announced its intention to close and sell the Deer Park, New York facility. In 1994, the Company recorded an additional $1.3 million charge related to this restructuring, $1.0 million of which is to provide additional inventory reserves to reflect slower turnover of the inventory than was anticipated in the 1993 charge calculation. The remaining $.3 million of the 1994 charge is to adjust the carrying amount of the other assets held for disposal in connection with the restructuring to reflect current market values.

     Interest expense declined by $.2 million in 1994 as a result of lower average borrowings due primarily to the repurchase of the Company's bank indebtedness at a discount (see Note 4 to the Financial Statements). This was partially offset by higher interest rates.

     At December 31, 1994, the Company had approximately $11 million of net operating loss carryforwards available to reduce future taxable income.

1993 VS. 1992

     Net sales declined by $4.3 million, or 7%, in 1993, compared to 1992.

     The Motion Control group's sales accounted for $5.4 million of this decline, primarily due to lower U.S. and foreign military sales in 1993 and to the completion of deliveries for certain commercial equipment and space programs in 1992.

     Industrial Components group sales increased by $1.1 million, a 4% increase, compared to 1992. Sales of connector products rose by 7% as the result of increased market penetration and the introduction of the Eurostyle connector. Sales of bearings were up 1%, reflecting some pickup in general economic activity.

     The Company's total bookings increased approximately 3% in 1993 over 1992, while backlog at December 31, 1993 was approximately 13% higher compared to year-end 1992. Motion Control group bookings were up approximately 3% in 1993 over 1992, primarily as a result of increased bookings of military products. Bookings for the Motion Control group's sensor products (comprised of potentiometers, encoders, resolvers and synchros), which declined in 1992, increased slightly in 1993 over their 1992 level. Backlog for the Motion Control group at December 31, 1993 was up by approximately $.7 million compared to backlog at December 31, 1992. Industrial Components group bookings increased by approximately 4% in 1993 compared to 1992 due primarily to the introduction of the Eurostyle connector. Backlog for the Industrial Components group increased by approximately $1.3 million at December 31, 1993, compared to backlog at December 31, 1992.

     Operating income of $2.2 million, excluding the $3.5 million restructuring/inventory writedown charge described below, was $.6 million above 1992. Cost reductions and productivity improvements achieved through reduced headcount and improved operating efficiencies in the Motion Control group and the connector product line of the Industrial Components group and lower selling, general and administrative expense (see below) more than offset the negative impact on operating income of the lower sales volume in the Motion Control group. Gross margins were 26.1% in 1993, up from 25.2% in 1992. Productivity, as measured by the value-added per employee, increased 13.5% to approximately $52,800 in 1993 from approximately $46,500 in 1992.

     Selling, general and administrative expense was $1.1 million lower in 1993 primarily as a result of staff reductions and elimination of profit sharing provisions due to lower earnings.

     During 1993, the company determined to restructure its Motion Control group, which had operated as two separate divisions. The restructuring provided for the consolidation of the two separate divisions under a single operating management based in San Diego, California. The Company also determined to increase its reserves for slow moving and excess inventories in the Motion Control group. The Company determined to consolidate the two divisions because it believed that the combination would allow the use of more productive, higher quality manufacturing techniques in San Diego. In addition, the Company believed that the consolidation in San Diego would substantially increase the interaction of the Motion Control group's various engineering disciplines in response to commercial and industrial requirements. The Company determined to increase its reserves for slow moving and excess inventory in the Motion Control group to reflect its determination of a permanent reduction in the demand for certain wire wound potentiometer product lines based on the Company's belief that demand for such products, which had declined in prior years, was not likely to return in sufficient amounts. The reduced demand for such products contributed to the decision to consolidate the Motion Control group in San Diego and the other steps taken as part of the restructuring.

     The Company recorded a charge of $3.5 million related to the restructuring of its Motion Control group. The charge included $2.3 millon for the write-down of slow moving and excess raw material and finished good inventories of wire wound potentiometers. In addition, $1.2 million was recorded for severance, early retirement, other employee-related benefits and other costs of the restructuring. Of the $1.2 million accrued in 1993, approximately $250,000 and $850,000 were charged against such accrual in 1993 and 1994, respectively. It is expected that the balance will be charged against the accrual in 1995 (see
Note 8 to the Financial Statements).

     In connection with the restructuring, major cost reduction programs were initiated. The plan included reducing the group's workforce by more than 15%, mostly in non-production positions, and the consolidation of engineering staff and design facilities. The Company expects that the reduction in workforce will result in lower labor costs and, together with other reductions in costs resulting from the consolidation, should increase the Company's competitiveness.

     Interest expense declined by $.2 million in 1993 as a result of both lower average borrowings and lower interest rates.

LIQUIDITY AND CAPITAL RESOURCES

     During 1994, the Company obtained a new $15.0 million four-year, senior secured credit facility (see Note 4 to the Financial Statements). In addition, the Company completed a rights offering of Common Stock which provided $2.3 million of proceeds, net of expenses (see Note 3 to the Financial Statements). The proceeds of the new credit facility, along with the net proceeds of the rights offering, were used to repurchase the Company's then existing bank indebtedness at a discount and to provide additional working capital.
Subsequent to December 31, 1994, the Company negotiated an amendment to its new credit facility increasing the amount that can be borrowed under the facility to $17.5 million, subject to availability based on the satisfaction of certain borrowing base formulas.

     During 1994, the Company received proceeds of $.6 million from the sale of certain product lines of the discontinued Electronic Components business. Subsequent to December 31, 1994, the Company has sold the remaining product line of this business for $1.5 million, of which $1.0 million has been collected as of February 24, 1995. The remaining $.5 million is scheduled to be collected in the first half of 1995. The proceeds from these sales will be used to fund expenses related to the decision to discontinue the Electronic Components group, to pay down bank indebtedness and to provide additional working capital.

     The Company had no material commitments for capital expenditures as of December 31, 1994.

     The Company believes that its $17.5 million credit facility, cash generated from operations and proceeds from the sale of assets included in net assets held for disposal, will be sufficient to meet its future capital expenditure and working capital requirements and required debt amortization.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this Item is included in Item 14(a) of this Report.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None. See Item 14(b) of this Report.

                                    PART III

     The information required by Part III is incorporated by reference to the Company's definitive proxy statement in connection with its 1994 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year ended December 31, 1994. If such proxy statement is not so filed, such information will be filed as an amendment to this Form 10-K within 120 days following the end of the Company's fiscal year ended December 31, 1994.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) AND (2)  FINANCIAL STATEMENTS

     See accompanying index to financial statements and schedules.

(a)(3)  EXHIBITS

     See accompanying index to Exhibits.

(b)     REPORTS ON FORM 8-K

     During the quarter ended December 31, 1994, the Company filed no reports on Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:                             VERNITRON CORPORATION
                                        (REGISTRANT)

                                   By /s/ STEPHEN W. BERSHAD
                                          STEPHEN W. BERSHAD
                                          CHAIRMAN OF THE BOARD OF DIRECTORS
                                          AND CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated this 28th day of March, 1994.


     /s/ Stephen W. Bershad               Chairman of the Board of
         STEPHEN W. BERSHAD                Directors and Chief Executive
                                           Officer




     /s/ Raymond F. Kunzmann              Vice President - Finance, Controller
         RAYMOND F. KUNZMANN               and Chief Financial Officer





     /s/ Anthony J. Fiorelli, Jr.         Director
         ANTHONY J. FIORELLI, JR.





     /s/ Eliot M. Fried                   Director
         ELIOT M. FRIED

                           ANNUAL REPORT ON FORM 10-K

                  ITEM 8, ITEM 14(a)(1) AND (2) AND ITEM 14(d)

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                              FINANCIAL STATEMENTS

                          YEAR ENDED DECEMBER 31, 1994

                              VERNITRON CORPORATION

                FORM 10-K -- ITEM 14(a)(1) AND (2) AND ITEM 14(d)
                              VERNITRON CORPORATION

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


The following financial statements of Vernitron Corporation are included in
Item 8:

     Balance sheets -- December 31, 1994 and 1993. . . . . . . . . . . . . . F-4

     Statements of operations -- For the years ended December 31, 1994,
      1993 and 1992. . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-6

     Statements of cash flows -- For the years ended December 31, 1994,
      1993 and 1992. . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-7

     Statements of shareholders' equity -- For the years ended December 31,
      1994, 1993 and 1992. . . . . . . . . . . . . . . . . . . . . . . . . . F-8

     Notes to financial statements . . . . . . . . . . . . . . . . . . . . . F-9

     The following financial statement schedule of Vernitron Corporation is included in Item 14(d):

     Schedule II -- Valuation and qualifying accounts. . . . . . . . . . . .F-17

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To the Board of Directors of
Vernitron Corporation:


     We have audited the accompanying balance sheets of Vernitron Corporation (a Delaware corporation) as of December 31, 1994 and 1993, and the related statements of operations, shareholders' equity and cash flows for the three years ended December 31, 1994. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vernitron Corporation as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the three years ended December 31, 1994 in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





                              ARTHUR ANDERSEN LLP





New York, New York
March 24, 1995

                                 BALANCE SHEETS

                              VERNITRON CORPORATION

                             (DOLLARS IN THOUSANDS)


                                                          DECEMBER 31,
                                                    -----------------------
                                                      1994            1993
                                                    -------         -------

                                   A S S E T S

CURRENT ASSETS:
  Cash . . . . . . . . . . . . . . . . . . .        $    27         $   103
  Accounts receivable, net of allowance
    for doubtful accounts of $345 in 1994
    and $278 in 1993 . . . . . . . . . . . .          9,293           8,323
  Inventories, net . . . . . . . . . . . . .         14,527          18,797
  Other current assets . . . . . . . . . . .            468           1,025
                                                    -------         -------

      TOTAL CURRENT ASSETS . . . . . . . . .         24,315          28,248

NET PROPERTY, PLANT AND EQUIPMENT. . . . . .          7,990           9,389

EXCESS OF COST OVER NET ASSETS ACQUIRED,
  net of accumulated amortization of $627
  in 1994 and $418 in 1993 . . . . . . . . .          6,832           7,041

NET ASSETS HELD FOR DISPOSAL . . . . . . . .          2,507           1,886

OTHER ASSETS . . . . . . . . . . . . . . . .            553             697
                                                    -------         -------

      TOTAL ASSETS . . . . . . . . . . . . .        $42,197         $47,261
                                                    -------         -------
                                                    -------         -------



                       See notes to financial statements.

                              VERNITRON CORPORATION

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                          DECEMBER 31,
                                                    -----------------------
                                                      1994            1993
                                                    -------         -------

     L I A B I L I T I E S   A N D   S H A R E H O L D E R S'   E Q U I T Y

CURRENT LIABILITIES:

  Accounts payable . . . . . . . . . . . . .         $ 6,394        $ 6,524
  Accrued expenses and other liabilities . .           5,941          5,051
  Current portion of long-term debt. . . . .             442          1,200
                                                     -------        -------

     TOTAL CURRENT LIABILITIES . . . . . . .          12,777         12,775

LONG-TERM DEBT, less current portion . . . .          11,921         25,270

OTHER LONG-TERM LIABILITIES. . . . . . . . .           3,579          3,357

DEFERRED INCOME. . . . . . . . . . . . . . .             651            783

SHAREHOLDERS' EQUITY:

$1.20 CUMULATIVE EXCHANGEABLE REDEEMABLE
 PREFERRED STOCK, $.01 PAR VALUE: authorized
 1,400,000 shares, issued and outstanding
 672,344 shares in 1994 and 577,946 shares
 in 1993 . . . . . . . . . . . . . . . . . .               7              6

COMMON STOCK, $.01 PAR VALUE:
 authorized 20,000,000 shares, issued and
 outstanding 12,538,012 in 1994 and
 5,185,070 shares in 1993. . . . . . . . . .             125             52

CAPITAL IN EXCESS OF PAR . . . . . . . . . .          13,982          9,544

RETAINED DEFICIT (Reflects application of
  quasi-reorganization accounting principles
  as of December 31, 1991 eliminating a
  deficit of $14,094). . . . . . . . . . . .            (845)        (4,526)
                                                     -------        -------

     TOTAL SHAREHOLDERS' EQUITY. . . . . . .          13,269          5,076
                                                     -------        -------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $42,197        $47,261
                                                     -------        -------
                                                     -------        -------



                       See notes to financial statements.

                            STATEMENTS OF OPERATIONS

                              VERNITRON CORPORATION

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                              YEARS ENDED DECEMBER 31,
                                                                                    -----------------------------------------
                                                                                        1994           1993            1992
                                                                                    -----------    -----------   ------------

NET SALES                                                                           $    62,132    $    58,649   $     62,912

Cost of sales. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         44,903         43,338         47,081
Selling, general and
 administrative expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .         13,343         12,950         14,027
Restructuring/inventory writedown charges. . . . . . . . . . . . . . . . . . . .          1,315          3,500
Amortization of intangible assets. . . . . . . . . . . . . . . . . . . . . . . .            209            209            209
                                                                                    -----------    -----------   ------------

OPERATING INCOME (LOSS). . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,362         (1,348)         1,595

Interest expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,264          2,437          2,597
Other expense. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             54             71             13
                                                                                    -----------    -----------   ------------
Income (loss) from continuing operations before taxes and extraordinary gain . .             44         (3,856)        (1,015)
Charge in lieu of taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . .             17                            27
                                                                                    -----------    -----------   ------------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EXTRAORDINARY GAIN . . . . . . .             27         (3,856)        (1,042)

Discontinued Operations:
  Income (loss) from operations, net of tax benefit of $92 in 1994 . . . . . . .           (143)          (670)         1,144
  Loss on disposal, net of tax benefit of $1,317 in 1994 . . . . . . . . . . . .         (2,059)
                                                                                    -----------    -----------   ------------

INCOME (LOSS) BEFORE EXTRAORDINARY GAIN. . . . . . . . . . . . . . . . . . . . .         (2,175)        (4,526)           102
Extraordinary gain on debt repurchase,
  net of charge in lieu of taxes of $3,744 in 1994 . . . . . . . . . . . . . . .          5,856
                                                                                    -----------    -----------   ------------

NET INCOME (LOSS). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,681         (4,526)           102

Preferred stock dividends. . . . . . . . . . . . . . . . . . . . . . . . . . . .            355            375            158
                                                                                    -----------    -----------   ------------

Net income (loss) applied to common shareholders'equity. . . . . . . . . . . . .    $     3,326    $    (4,901)  $        (56)
                                                                                    -----------    -----------   ------------
                                                                                    -----------    -----------   ------------

NET INCOME (LOSS) PER COMMON SHARE:
  Continuing operations. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $     (0.04)   $      (.82)  $      (0.23)
  Discontinued operations. . . . . . . . . . . . . . . . . . . . . . . . . . . .          (0.26)          (.13)          0.22
  Extraordinary gain . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           0.69
                                                                                    -----------    -----------   ------------
  Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $      0.39    $      (.95)  $      (0.01)
                                                                                    -----------    -----------   ------------
                                                                                    -----------    -----------   ------------

Weighted average common shares outstanding . . . . . . . . . . . . . . . . . . .      8,509,003      5,185,070      5,182,000
                                                                                    -----------    -----------   ------------
                                                                                    -----------    -----------   ------------



                       See notes to financial statements.

                            STATEMENTS OF CASH FLOWS

                              VERNITRON CORPORATION
                             (DOLLARS IN THOUSANDS)


                                                                                              YEARS ENDED DECEMBER 31,
                                                                                    -----------------------------------------
                                                                                        1994           1993            1992
                                                                                    -----------    -----------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 3,681      $  (4,526)     $     102
  Adjustments to reconcile net income (loss) to cash
   provided by operating activities:
   Extraordinary gain on debt repurchase, net. . . . . . . . . . . . . . . . . .         (5,856)
   Loss on disposal of discontinued operations, net. . . . . . . . . . . . . . .          2,059
   Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . .          1,742          1,732          1,588
   (Increase) decrease in accounts receivable. . . . . . . . . . . . . . . . . .           (970)           934          1,268
   Decrease in inventories . . . . . . . . . . . . . . . . . . . . . . . . . . .            682          2,019            507
   Decrease in other current assets. . . . . . . . . . . . . . . . . . . . . . .            498            449             72
   Increase (decrease) in accounts payable and accrued expenses. . . . . . . . .            365             10           (469)
   Other - net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (810)           200             37
                                                                                        -------        -------       --------
NET CASH PROVIDED BY OPERATING ACTIVITIES. . . . . . . . . . . . . . . . . . . .          1,391            818          3,105
                                                                                        -------        -------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (797)          (381)        (1,122)
  Proceeds from sale of assets . . . . . . . . . . . . . . . . . . . . . . . . .            605
                                                                                        -------        -------       --------
NET CASH USED IN INVESTING ACTIVITIES. . . . . . . . . . . . . . . . . . . . . .           (192)          (381)        (1,122)
                                                                                        -------        -------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings . . . . . . . . . . . . . . . . . . . . . . . . . . .         45,665          3,900          8,800
  Repayment of borrowings. . . . . . . . . . . . . . . . . . . . . . . . . . . .        (49,272)        (4,350)       (10,716)
  Net proceeds from common stock rights offering . . . . . . . . . . . . . . . .          2,332
  Other, net.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                                           20
                                                                                        -------        -------       --------
NET CASH USED IN FINANCING ACTIVITIES. . . . . . . . . . . . . . . . . . . . . .         (1,275)          (450)        (1,896)
                                                                                        -------        -------       --------

NET INCREASE (DECREASE) IN CASH. . . . . . . . . . . . . . . . . . . . . . . . .            (76)           (13)            87

Cash at beginning of year. . . . . . . . . . . . . . . . . . . . . . . . . . . .            103            116             29
                                                                                        -------        -------       --------

CASH AT END OF YEAR. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $    27        $   103       $    116
                                                                                        -------        -------       --------
                                                                                        -------        -------       --------



                       See notes to financial statements.

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                              VERNITRON CORPORATION

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                 PREFERRED STOCK          COMMON STOCK              CAPITAL          RETAINED
                                                ------------------     -------------------         IN EXCESS         EARNINGS
                                                SHARES      AMOUNT      SHARES       AMOUNT          OF PAR          (DEFICIT)
                                                ------      ------      ------       ------        ---------         ---------

Balance at December 31, 1991 . . . . . .        415,593       $ 4      5,170,671      $ 52          $ 9,407           $    --
  Net Income . . . . . . . . . . . . . .                                                                                  102
  Amount realized from utilization
   of pre quasi-reorganization
   tax benefits. . . . . . . . . . . . .                                                                 18
  Dividends (b). . . . . . . . . . . . .         70,770         1                                       157              (158)
  Contribution to 401(k) plan. . . . . .                                  14,399                         27
  Transfer to Capital in Excess
   of Par (a). . . . . . . . . . . . . .                                                                (56)               56
  Other. . . . . . . . . . . . . . . . .          9,533                                                  (7)
                                                -------       ---     ----------      ----          -------           -------
Balance at December 31, 1992 . . . . . .        495,896         5      5,185,070        52            9,546                --
                                                -------       ---     ----------      ----          -------           -------
  Net Loss . . . . . . . . . . . . . . .                                                                               (4,526)
  Dividends (b). . . . . . . . . . . . .         82,050         1                                       374              (375)
  Transfer to Capital in Excess
   of Par (a). . . . . . . . . . . . . .                                                               (375)              375
  Other. . . . . . . . . . . . . . . . .                                                                 (1)
                                                -------       ---     ----------      ----          -------           -------
Balance at December 31, 1993 . . . . . .        577,946         6      5,185,070        52            9,544            (4,526)
                                                -------       ---     ----------      ----          -------           -------
  Net Income . . . . . . . . . . . . . .                                                                                3,681
  Dividends (b). . . . . . . . . . . . .         94,398         1                                       354              (355)
  Transfer to Capital in Excess
   of Par (a). . . . . . . . . . . . . .                                                               (355)              355
   Common Stock rights
    offering . . . . . . . . . . . . . .                               7,352,942        73            2,259
   Amount realized from utilization
    of  pre quasi-reorganization
    tax benefits . . . . . . . . . . . .                                                              2,182
  Other. . . . . . . . . . . . . . . . .                                                                 (2)
                                                -------       ---     ----------      ----          -------           -------
Balance at December 31, 1994 . . . . . .        672,344       $ 7     12,538,012      $125          $13,982           $  (845)
                                                -------       ---     ----------      ----          -------           -------
                                                -------       ---     ----------      ----          -------           -------


(a) Represents transfer of the excess of Preferred Stock dividends over available Retained Earnings.

(b) Represents a 15% dividend paid in additional shares and valued at the average of the closing bid and ask price as of the dividend record date. The per share amounts of these dividends were $.34, $.70 and $.57 per share of Preferred Stock in 1992, 1993 and 1994, respectively.



                       See notes to financial statements.

                          NOTES TO FINANCIAL STATEMENTS

                              VERNITRON CORPORATION

                                DECEMBER 31, 1994

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Inventories are priced at the lower of cost (principally first-in, first-out, or specific identification) or market.

     Deferred financing costs are amortized ratably over the life of the corresponding debt or commitment.

     The excess of cost over net assets acquired is being amortized over thirty-five years using the straight-line method.

     Depreciation and amortization are provided primarily by the straight-line method over the estimated useful lives of property, plant and equipment, which are stated at cost, except as otherwise indicated in Note 2.

     Other assets held for disposal are stated at the lower of cost or estimated net realizable value (see Note 8).

     Inter-division items and transactions have been eliminated in consolidation.

     Certain items in the 1993 and 1992 financial statements have been reclassified to conform to the 1994 presentation.

     Per share data is based upon the weighted average of common shares outstanding during each period. Outstanding common stock options or warrants have not been included in the 1994, 1993 or 1992 computation of per share data as they were deemed to have been anti-dilutive.

NOTE 2 - DISCONTINUED OPERATIONS

     Effective September 30, 1994, the Company adopted a plan to dispose of all of its Electronic Components business which was comprised of the trimmer, transformer and microwave component product lines. The disposal is being accounted for as a discontinued operation and, accordingly, the related net assets and operating results have been reported separately from continuing operations. The Company's prior year's Statements of Operations have been restated to reflect continuing operations. The loss on disposal of the Electronic Components business for the year ended December 31, 1994 is comprised of the estimated loss on disposal of the net assets of the business and a provision for anticipated operating losses until disposal.

     During 1994, the Company sold a portion of the assets of its Electronic Components business for gross proceeds of $605. Subsequent to December 31, 1994, the Company has sold the remaining discontinued business' assets for $1,500, of which $1,000 has been collected as of February 24, 1995. The remaining $500 is scheduled to be collected in the first half of 1995.

                          NOTES TO FINANCIAL STATEMENTS

                              VERNITRON CORPORATION



NOTE 2 - DISCONTINUED OPERATIONS (CONT'D)

     Net assets held for disposal as of December 31, 1994 consisted of the following:



               Inventory                                             $1,992
               Machinery and equipment                                  365
               Other current assets                                      59
               Current liabilities                                     (478)
               Reserve for anticipated operating losses
                 until disposal                                         (75)
               Reserve for estimated loss on disposal
                 of net assets                                         (990)
                                                                     ------
               Net assets of discontinued operations                    873

               Other assets held for disposal                         1,634
                                                                     ------

               Net assets held for disposal                          $2,507
                                                                     ------
                                                                     ------



     Revenues applicable to the discontinued business for the years ended December 31, 1994, 1993 and 1992 were $6,897, $9,095, and $11,355, respectively.
The loss from operations of the discontinued Electronic Components business from September 30, 1994 to December 31, 1994, which is included in the loss on disposal, was $326, net of a tax benefit of $209.

NOTE 3 - SHAREHOLDERS' EQUITY

COMMON STOCK -


     On July 20, 1994, the Company completed a rights offering of Common Stock in which 7,352,942 shares were issued for gross proceeds of $2,500 ($2,332, net of expenses). As a result of the completion of the rights offering, the total number of outstanding shares of Common Stock as of December 31, 1994 is 12,538,012.

PREFERRED STOCK -

     The certificate of designation (as amended in 1991) setting forth the amended terms of the Company's $1.20 (formerly $3.75) Cumulative Exchangeable Redeemable Preferred Stock provides for, among other things, (1) a liquidation preference of $8 per share, (2) an annual dividend of $1.20 per share, and (3) the ability to pay dividends thereon in additional shares instead of cash up to March 1, 1996. The Company's Senior Credit Facility, however, prohibits the payment of cash dividends (see Note 4). The Company at its option may redeem the Preferred Stock at a price of $8.00 per share or an amount per share equal to the product of 1.1 and the average of the NASDAQ daily closing prices per share (defined in general to be the average of the highest reported bid and the lowest reported asked prices) for ten consecutive trading days, as defined, together with all accrued and unpaid dividends to the redemption date.

     Since August, 1991, the Company has paid quarterly dividends on the Preferred Stock in additional shares at an annual rate of 15% based on the shares outstanding.

                          NOTES TO FINANCIAL STATEMENTS

                              VERNITRON CORPORATION



NOTE 4 - LONG-TERM DEBT


                                                      1994           1993
                                                     -------        -------

          Credit Facility . . . . . . . . . .        $10,493        $24,600
          Industrial Revenue Bond . . . . . .          1,870          1,870
                                                     -------        -------
                                                      12,363         26,470
          Less current portion. . . . . . . .            442          1,200
                                                     -------        -------
                                                     $11,921        $25,270
                                                     -------        -------
                                                     -------        -------


     On July 20, 1994, the Company obtained a new $15,000 four-year, senior secured credit facility (the "Senior Credit Facility"). The proceeds of the Senior Credit Facility along with the net proceeds of the rights offering (see
Note 3) were used to repurchase the Company's bank indebtedness at a discount and to provide additional working capital. As a result of the repurchase of indebtedness, an extraordinary gain of $5,856, net of a charge in lieu of taxes of $3,744, was recorded.

     Subsequent to December 31, 1994, the Company negotiated an amendment to the Senior Credit Facility increasing the amount that can be borrowed under the facility to $17,500, subject to availability based on the satisfaction of certain borrowing base formulas. Had this amendment been effective as of December 31, 1994, $15,800 of the $17,500 credit facility would have been available to the Company.

     Borrowings under the Senior Credit Facility bear interest at a fluctuating rate per annum equal to the rate of interest publicly announced by Chemical Bank as its prime rate plus 2.5% (the prime rate was 8.5% at December 31, 1994). A commitment fee of .5% is payable on any unused amount of the Senior Credit Facility. The Senior Credit Facility contains certain restrictive covenants which, among other things, impose limitations with respect to the incurrence of additional liens, mergers, consolidations and specified sale of assets. In addition, the Senior Credit Facility prohibits the payment of cash dividends. Borrowings under the Senior Credit Facility are secured by substantially all of the assets of the Company.

     The Company had outstanding at December 31, 1993, industrial development revenue bonds (the "Bonds") in the amount of $1,870 secured by its Gilford, NH manufacturing facility which has a net carrying amount of approximately $2,400. The bonds are payable in 2005. During 1994, the bonds were remarketed and, as a result, a letter of credit securing repayment was released and the interest rate was converted from a floating rate to a fixed rate of 13% per annum.

     Scheduled debt maturities during the next five years, which are comprised solely of payment under the Company's Senior Credit Facility (as amended) are $442 (1995), $589 (1996), $589 (1997) and $8,873 (1998).

                          NOTES TO FINANCIAL STATEMENTS

                              VERNITRON CORPORATION



NOTE 5 - BALANCE SHEET INFORMATION

     The details of certain balance sheet accounts are as follows:


                                                     1994             1993
                                                   --------         -------

  INVENTORIES:
     Raw materials . . . . . . . . . . . . .        $ 2,551         $ 5,820
     Work-in-process . . . . . . . . . . . .          5,879           5,225
     Finished goods. . . . . . . . . . . . .          6,097           7,752
                                                   --------         -------
                                                    $14,527         $18,797
                                                   --------         -------
                                                   --------         -------
   NET PROPERTY, PLANT AND EQUIPMENT:
     Land. . . . . . . . . . . . . . . . . .        $   600         $   600
     Buildings and improvements. . . . . . .          3,562           3,506
     Machinery and equipment . . . . . . . .          7,490           7,942
                                                    -------         -------
                                                     11,652          12,048
     Less accumulated depreciation
      and amortization . . . . . . . . . . .          3,662           2,659
                                                    -------         -------
                                                    $ 7,990         $ 9,389
                                                    -------         -------
                                                    -------         -------
   ACCRUED EXPENSES AND OTHER LIABILITIES:
     Compensation and related benefits . . .        $ 2,180         $ 1,813
     Motion Control relocation . . . . . . .             81             953
     Legal . . . . . . . . . . . . . . . . .            443             236
     Other . . . . . . . . . . . . . . . . .          3,237           2,049
                                                    -------         -------

                                                    $ 5,941         $ 5,051
                                                    -------         -------
                                                    -------         -------


NOTE 6 - INCOME TAXES

     At December 31, 1994, the Company has net operating loss carryforwards of approximately $11,250 which expire in the years 2005 through 2008 and alternative minimum tax credit carryforwards of approximately $320. In addition, the Company has approximately $8,200 of previously unrecognized tax benefits, principally related to inventories. As the portion of the loss carryforwards and deferred tax benefits originating prior to the 1991 quasi-reorganization are realized, the corresponding tax effect will be credited to Capital in Excess of Par under quasi-reorganization accounting principles rather than reducing the Provision for Taxes. In 1994, $2,182 was credited to Capital in Excess of Par representing the utilization of such pre quasi-reorganization tax benefits to offset current year tax expense related to both continuing and discontinued operations as well as the extraordinary gain. As of December 31, 1994, $5,008 of the pre quasi-reorganization tax effected benefits remain unutilized. The utilization and realization of the carryforwards and future tax benefits will substantially reduce or eliminate the amount of cash taxes payable on taxable income in the future.

                          NOTES TO FINANCIAL STATEMENTS

                              VERNITRON CORPORATION

NOTE 6 - INCOME TAXES (CONT'D)

     The Company utilizes the liability method (SFAS No. 109) in accounting for income taxes. Income (loss) from continuing operations before taxes is from domestic sources only for the three years ended December 31, 1994.

     The provision for taxes on income from continuing operations consists of:


                                                   1994      1993      1992
                                                  ------    ------    ------

     Current taxes:
        U.S. Federal
         - charge in lieu of taxes . . . . . . .   $ 14     $  --     $  18
        State and local. . . . . . . . . . . . .      3                   9
                                                   ----     -----     -----
                                                     17        --        27
                                                   ----     -----     -----
     Deferred taxes:
        U.S. Federal . . . . . . . . . . . . . .
                                                   ----     -----     -----
                                                   $ --     $  --     $  27
                                                   ----     -----     -----
                                                   ----     -----     -----


     The reasons for the difference between the provision for taxes and the amount computed by applying the statutory federal income tax rate to income
(loss) before taxes are as follows:


                                                   1994      1993      1992
                                                  ------    ------    ------

  U.S. federal statutory rate. . . . . . . . . .     34%       34%       34%
  Computed expected tax provision (benefit). . .   $ 15   $(1,539)    $  44
  Increase (decrease) in taxes
  resulting from:
     State and local taxes, net of federal
      tax benefit. . . . . . . . . . . . . . . .      2                   6
     Recognition of previously unrecognized
      deferred tax assets. . . . . . . . . . . .    (71)                (94)
     Amortization of goodwill. . . . . . . . . .     71        71        71
  Portion of loss not currently realizable . . .            1,468
                                                   ----   -------     -----

  Actual tax provision . . . . . . . . . . . . .   $ 17   $    --     $  27
                                                   ----   -------     -----
                                                   ----   -------     -----


          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:


                                                              December 31,
                                                          -----------------
                                                            1994      1993
                                                          -------   -------

     Tax net operating loss carryfowards . . . .          $ 4,130   $ 5,100
     Inventory valuation differences . . . . . .            1,736     3,050
     Other, net. . . . . . . . . . . . . . . . .            1,057       486
                                                          -------   -------
       Sub-Total . . . . . . . . . . . . . . . .            6,923     8,636
     Valuation allowance . . . . . . . . . . . .           (6,923)   (8,636)
                                                          -------   -------
     Total deferred taxes. . . . . . . . . . . .          $    --   $    --
                                                          -------   -------
                                                          -------   -------


     Total federal, foreign and state and local income taxes paid (refunded), net of refunds, in 1994, 1993 and 1992 were $(9), $(8) and $57, respectively.

                          NOTES TO FINANCIAL STATEMENTS

                              VERNITRON CORPORATION



NOTE 7 - PENSION ARRANGEMENTS

     The Company terminated its noncontributory defined benefit plan covering substantially all employees not subject to a collective bargaining agreement in 1992. Included in the determination of 1992 pension expense is a curtailment loss of $16 relating to this plan. The Company has two other plans for which benefits and participation have been frozen. Pension benefits under these plans are generally based upon years of service and compensation.

     The Company's funding policy is to contribute amounts to the plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus such additional amounts as the Company may determine to be appropriate from time to time.

     Multi-employer plans covering certain union members generally provided benefits of stated amounts for each year of service. During 1994, in connection with the restructuring of the Motion Control group (see Note 8), the employment of the union members participating in these multi-employer plans ended and, as a result, contributions to these plans ceased. As of December 31, 1994, there were no unpaid contributions to multi-employer plans.

     A summary of components of net periodic pension cost for the defined benefit plans and the total contribution charged to pension expense for the multi-employer plans follows:


                                                   1994      1993      1992
                                                  ------    ------    ------

     Defined benefit plans:
     Service cost-benefits earned
      during the period. . . . . . . . . . . . .   $ --      $ --      $ 14
     Interest cost on projected benefit
      obligation . . . . . . . . . . . . . . . .     73       105       163
     Actual return on plan assets. . . . . . . .      1         5       (30)
     Net amortization and deferral . . . . . . .     (5)      (10)      (16)
                                                   ----      ----      ----
     Net pension cost of defined benefit
      plans. . . . . . . . . . . . . . . . . . .     69       100       131
     Multi-employer plans. . . . . . . . . . . .     59       301       427
     Curtailment loss. . . . . . . . . . . . . .                         16
                                                   ----      ----      ----
     Total pension expense . . . . . . . . . . .   $128      $401      $574
                                                   ----      ----      ----
                                                   ----      ----      ----


     Assumptions used in accounting for the defined benefit plans as of the plans' measurement dates were:


                                                   1994      1993      1992
                                                  ------    ------    ------

     Weighted-average discount rate. . . . . . .    7.5%      7.5%      7.3%
     Expected long-term rate of return
       on assets . . . . . . . . . . . . . . . .    6.0%      7.3%      7.0%


                          NOTES TO FINANCIAL STATEMENTS

                              VERNITRON CORPORATION


NOTE 7 - PENSION ARRANGEMENTS, (CONT'D)

     The following table sets forth the funded status and amount recognized in the consolidated balance sheets for the Company's defined benefit pension plans. Computations for certain plans were made using a September 30 measurement date.



                                                   1994      1993      1992
                                                  ------    ------    ------

  Actuarial present value of benefit obligations:
  Vested benefit obligation. . . . . . . . .     $1,026    $1,003    $1,866
                                                 ------    ------    ------
                                                 ------    ------    ------
  Accumulated benefit obligation . . . . . .     $1,026    $1,003    $1,866
                                                 ------    ------    ------
                                                 ------    ------    ------
  Projected benefit obligation . . . . . . .     $1,026    $1,003    $1,866
  Less plan assets at fair market value. . .         32        35       642
                                                 ------    ------    ------
  Projected benefit obligation in excess of
   plan assets . . . . . . . . . . . . . . .        994       968     1,224
  Unrecognized net gain. . . . . . . . . . .         83        80       111
                                                 ------    ------    ------
  Net pension liability recognized in the
   balance sheet . . . . . . . . . . . . . .     $1,077    $1,048    $1,335
                                                 ------    ------    ------
                                                 ------    ------    ------


     Unrecognized net gains and losses are amortized over the average future service lives of participants. Plan assets are primarily invested in fixed income instruments.

     Under the Company's 401(k) plan, eligible employees may elect to contribute a percentage of their earnings which the Company has matched up to 3% of gross earnings based on the level of consolidated income. Company matching contributions were $363 in 1994 and $423 in 1992. The Company made no matching contribution in 1993.

NOTE 8 - OTHER INFORMATION

RESTRUCTURING PLAN -

     During 1993, the Company announced its plan to restructure its Motion Control group. The motion control business had been organized as two separate divisions. The plan consolidated the two divisions under a single operating management based in San Diego.

     In connection with the restructuring, the Company recorded a charge of $3,500. The charge included $2,300 for the write-down of slow moving and excess inventory to net realizable value. In addition, $1,200 was recorded for severance, early retirement, other employee-related benefits and other related charges. As part of the restructuring, the Company has closed and is in the process of selling the Deer Park, New York facility.

     During 1994, the Company recorded an additional $1,315 charge related to this restructuring, $1,015 of which is to provide additional inventory reserves to reflect slower turnover of the inventory than was anticipated in the 1993 charge calculation. The remaining $300 of the 1994 charge is to adjust the carrying amount of other assets held for disposal in connection with the restructuring to reflect current market values.

                          NOTES TO FINANCIAL STATEMENTS

                              VERNITRON CORPORATION


NOTE 8 - OTHER INFORMATION, (CONT'D)

STOCK OPTIONS -

     Options to purchase up to 218,000 shares of Vernitron common stock, with exercise prices of $.75 - $.83 per share, have been issued to certain key employees of the Company. Of that amount, 102,000 options are vested, with the balance becoming vested as follows: 47,900 (1995), 37,800 (1996) and 30,300
(1997). These options are exercisable for up to seven years from the date of grant. There are 532,000 shares available for future grant.

INTEREST PAID - in 1994, 1993 and 1992 was $1,883, $2,168 and $2,346,
respectively.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

     Future minimum payments, under noncancellable operating leases (exclusive of property expenses and net of sublease rental income), as of December 31, 1994, are as follows:

                    1995 . . . . . . . . . . . . .   $ 1,581
                    1996 . . . . . . . . . . . . .     1,542
                    1997 . . . . . . . . . . . . .     1,489
                    1998 . . . . . . . . . . . .       1,257
                    1999 . . . . . . . . . . . . .     1,176
                    2000 and thereafter. . . . . .       409
                                                     -------
                                                     $ 7,454
                                                     -------
                                                     -------

     Rent expense under such leases, net of sublease rental income, amounted to $1,379 in 1994, $1,348 in 1993 and $1,308 in 1992.

     In February 1990, the Company sold and leased back its San Diego, California facility under an operating lease. The Company has a deferred gain as of December 31, 1994 on this transaction of $651, which is being amortized to income over the ten year lease term as a reduction of annual rent expense.

     The Company is a defendant in various lawsuits, none of which is expected to have a material adverse effect on the Company's financial position or results of operations.

                  SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

                              VERNITRON CORPORATION

                             (DOLLARS IN THOUSANDS)


- --------------------------------------------------------------------------------------------------------------------------------
          COL. A                            COL. B             COL. C        COL. D                  COL. E          COL. F
- --------------------------------------------------------------------------------------------------------------------------------

                                                                    Additions
                                                             ------------------------
                                          Balance at         Charged to    Charged to
                                          Beginning          Costs and       Other                                  Balance at
       Classification                     of Period           Expenses      Accounts               Deductions     End of Period
       --------------                     ----------         ----------    -----------             ----------     --------------

ALLOWANCE FOR DOUBTFUL ACCOUNTS

   Year ended December 31, 1994:             $278                $124                                $ 57(a)          $345

   Year ended December 31, 1993:             $291                $ 40                                $ 53(a)          $278

   Year ended December 31, 1992:             $466                $ 51                                $226(a)          $291



- --------------------

(a)  Uncollectible accounts written off, net of recoveries.


                                  EXHIBIT INDEX


EXHIBIT
NUMBER                        DESCRIPTION                        SEQ. PG. NO.
- -------                       -----------                        ------------

3(1)           Certificate of Incorporation of the Registrant
               (filed as Exhibit 1 to the Form 8-A, filed on August 8, 1991 (the "Form 8-A") and incorporated herein by reference).

3(2) By-Laws of the Registrant (filed as Exhibit 2 to the Form 8-A and incorporated herein by reference).

4(1) Certificate of the Designation, Powers, Preferences and Rights of the $3.75 Cumulative Exchangeable Redeemable Preferred Stock ("Preferred Stock") (filed as Exhibit 4(2) to the Registrant's Registration Statement on Form S-4 (Registration Number 33-16310), filed on August 6, 1987 (the "Registration Statement") and incorporated herein by reference).

4(2) Certificate of Amendment of Certificate of Incorporation Effecting the Amendment and Restatement of the Certificate of the Designation, Powers, Preferences and Rights of the Preferred Stock, dated as of August 14, 1991 (filed as Exhibit 4(2) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 (the "1991 Form 10-K") and incorporated herein by reference).

4(3) Form of Indenture between Registrant and the Bank of Montreal Trust Company, as Trustee, relating to the 15% Subordinated Debentures of the Registrant, issuable at the option of the Registrant in exchange for the Preferred Stock (filed as Exhibit 4(1) to the Registration Statement and incorporated herein by reference).

10(1) Indenture of Trust by and between the Industrial Development Authority of the State of New Hampshire and Laconia Peoples National Bank and Trust Company for $3,000,000 principal amount of Industrial Development Authority of the State of New Hampshire Floating Rate Monthly Demand Industry Facility Bonds (filed as Exhibit 10(18) to the Registrant's Annual Report or Form 10-K for the fiscal year ended December 28, 1985, filed on April 15, 1986 (the "1985 Form 10-K") and incorporated herein by reference).

10(2) Loan Agreement by and among the Industrial Development Authority of the State of New Hampshire, the Registrant and V Land Corporation for $3,000,000 principal amount of Industrial Development Authority of the State of New Hampshire Floating Rate Monthly Demand Industry Facility Bonds (filed as Exhibit 10(19) to the 1985 Form 10-K and incorporated herein by reference).

10(3) Reimbursement Agreement by and among V Land Corporation, the Registrant and National Westminster Bank PLC for $3,000,000 principal amount of Industrial Development Authority of the State of New Hampshire Floating Rate Monthly Demand Industry Facility Bonds (filed as Exhibit 10(20) to the 1985 Form 10-K and incorporated herein by reference).

EXHIBIT
NUMBER                        DESCRIPTION                   SEQ. PG. NO.
- -------                       -----------                   ------------

10(4)          Bond Purchase Agreement by and between E.F.
               Hutton & Company, Inc. and the Industrial
               Development Authority of the State of New
               Hampshire for $3,000,000 principal amount of the Industrial Development Authority of the State of New Hampshire Floating Rate Monthly Demand Industry Facility Bonds (filed as Exhibit 10(21) to the 1985 Form 10-K and incorporated herein by reference).

10(5) Amended and Restated Credit Agreement, dated as of March 28, 1991 (the "Credit Agreement") by and among the Registrant, The Bank of New York and National Westminster Bank USA (filed as
               Exhibit 10(5) to the Form 10-K for the fiscal year ended December 30, 1990, filed on March 28, 1991 (the "1990 Form 10-K") and incorporated herein by reference).

10(6) Amendment No. 1 to the Credit Agreement, dated as of December 31, 1991 (filed as Exhibit 10(6) to the 1991 Form 10-K and incorporated herein by reference).

10(7) Security Agreement dated as of August 28, 1987 among the Registrant, certain subsidiaries of the Registrant, Irving Trust Company, National Westminster Bank USA and Irving Trust Company, as Collateral Agent (filed as Exhibit 10(79) to Post-Effective Amendment No. 1, filed on September 2, 1987 to the Registration Statement (the "Post-Effective Amendment") and incorporated herein by reference).

10(8) Stock Pledge and Security Agreement dated as of August 28, 1987 among the Registrant, certain subsidiaries of the Registrant, Irving Trust Company, National Westminster Bank USA and Irving Trust Company as Collateral Agent (filed as Exhibit 10(80) to the Post-Effective Amendment and incorporated herein by reference).

10(9) Reimbursement, Contribution and Subrogation Agreement (the "Reimbursement Agreement") dated as of August 28, 1987 among certain subsidiaries of the Registrant (filed as Exhibit 10(81) to the Post-Effective Amendment and incorporated herein by reference).

10(10) Waiver/Amendment dated as of August 28, 1987 to Reimbursement Agreement, as amended, between the Registrant, V Land Corporation and National Westminster Bank PC (filed as Exhibit 10(78) to the Post-Effective Amendment and incorporated herein by reference).

10(11) Fifth amendment dated as of June 15, 1990, to Reimbursement Agreement (filed as Exhibit 10(10) to the 1990 Form 10-K and incorporated herein by reference).

EXHIBIT
NUMBER                        DESCRIPTION                        SEQ. PG. NO.
- -------                       -----------                        ------------

10(12) Employment Agreement dated as of September 5, 1989, by and between the Registrant and Edward M. Murchie (filed as Exhibit 10(32) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989, filed on March 28, 1990 (the "1989 Form 10-K") and incorporated herein by reference).

10(13)         Agreement by and between the Registrant and John
               R. Slowik, dated as of September 17, 1990 (filed as Exhibit 10(14) to the 1990 Form 10-K and incorporated herein by reference).

10(14)         Agreement by and between the Registrant and One
               Lambda, Inc., dated as of December 27, 1990
               (filed as Exhibit 10(15) to the 1990 Form 10-K and incorporated herein by reference).

10(15)         Form of Indemnification Agreement (filed as
               Exhibit 10(16) to the 1990 Form 10-K and incorporated herein by reference).

10(16)         Vernitron Corporation Long-Term Stock Incentive
               Plan (filed as Exhibit 10(16) to the 1991 Form
               10-K and incorporated herein by reference).

10(17)         Form of Stock Option Agreement, dated as of
               September 30, 1991 (filed as Exhibit 10(17) to the 1991 Form 10-K and incorporated herein by reference).

10(18) Amendment No. 2 to the Credit Agreement, dated as of December 31, 1992 (filed as Exhibit 10(18) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 (the "1992 Form 10-K") and incorporated herein by reference).

10(19) Amendment No. 3 to the Credit Agreement, dated as of September 30, 1993 (filed as Exhibit 10(19) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 (the "1993 Form 10-K") and incorporated herein by reference).

10(20) Amendment No. 4 to the Credit Agreement, dated as of December 29, 1993 (filed as Exhibit 10(20) to the 1993 Form 10-K and incorporated herein by reference).

10(21) Amendment No. 5 to the Credit Agreement, dated as of March 15, 1994 (filed as Exhibit 10(21) to the 1993 Form 10-K and incorporated herein by reference).

10(22) Letter Agreement, dated March 15, 1994, between Vernitron Corporation and The Bank of New York and National Westminster Bank USA (filed as
               Exhibit 10(1) to the Registrant's Quarterly
               Report on Form 10-Q for the fiscal quarter ended March 31, 1994 (the "1994 First Quarter Form 10-Q") and incorporated herein by reference).

10(23) Letter Agreement, dated May 4, 1994, between Vernitron Corporation and The Bank of New York and National Westminster Bank USA (filed as
               Exhibit 10(2) to the 1994 First Quarter Form 10-Q and incorporated herein by reference).