Form 10-Q
period 1995-03-31
VERNITRON CORP
filed 1995-04-28
CIK 206030

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1995

                         COMMISSION FILE NUMBER 0-16182

                                   ----------

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 593-7900

                                    ---------

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

12,538,012 SHARES OF COMMON STOCK, $.01 PAR VALUE, WERE OUTSTANDING AS OF APRIL 28, 1995.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                              VERNITRON CORPORATION
                                      INDEX

                                                                      PAGE
                                                                      ----


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

  Condensed Statements of Operations -
   Quarter Ended March 31, 1995 and 1994                                 3


  Condensed Balance Sheets -
   March 31, 1995 and December 31, 1994                                  4


  Condensed Statements of Cash Flows -
   Quarter Ended March 31, 1995 and 1994                                 5


  Notes to Condensed Financial Statements                                6


Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                    8


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                               10

SIGNATURES                                                              10

PART I. FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                              VERNITRON CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)


                                                          Quarter Ended
                                                              March 31,
                                                  ------------------------------
                                                         1995            1994
                                                  ------------       -----------
NET SALES                                         $     16,896       $   14,929

Cost of sales                                           12,214           11,172
Selling, general and administrative expenses             3,628            3,158
Amortization of intangible assets                           52               52
                                                  ------------       ----------

OPERATING INCOME                                         1,002              547

Interest expense - net                                     496              601
Other expense                                                8                -
                                                  ------------       ----------

INCOME(LOSS) FROM CONTINUING OPERATIONS
 BEFORE TAXES                                              498              (54)

Charge in lieu of taxes                                    194                -
                                                  ------------       ----------

INCOME(LOSS) FROM CONTINUING OPERATIONS                    304              (54)

Discontinued Operations (Note 2):
    Loss from operations                                    -              (236)
                                                  ------------       ----------

NET INCOME(LOSS)                                           304             (290)

Preferred stock dividends                                  121               69
                                                  ------------       ----------

NET INCOME(LOSS) APPLICABLE TO COMMON
 SHAREHOLDERS' EQUITY                             $        183       $     (359)
                                                  ------------       ----------
                                                  ------------       ----------

NET INCOME (LOSS) PER COMMON SHARE:
  Continuing operations                           $       0.01       $    (0.02)
  Discontinued operations                                    -            (0.05)
                                                  ------------       ----------
  Total                                           $       0.01       $    (0.07)
                                                  ------------       ----------
                                                  ------------       ----------

Weighted average common shares outstanding          12,538,012        5,185,070
                                                  ------------       ----------
                                                  ------------       ----------


                  See notes to condensed financial statements.

                              VERNITRON CORPORATION
                            CONDENSED BALANCE SHEETS
                             (Dollars in thousands)


                                                   March 31,   December 31,
                                                     1995          1994
                                                 ----------    ------------
                                                 (Unaudited)
                                     ASSETS
CURRENT ASSETS
  Cash                                            $      49    $       27
  Accounts receivable - net                          10,410         9,293
  Inventories                                        15,144        14,527
  Other current assets                                  510           468
                                                  ---------    ----------
    TOTAL CURRENT ASSETS                             26,113        24,315

PROPERTY, PLANT AND EQUIPMENT - net                   7,850         7,990

EXCESS OF COST OVER NET ASSETS ACQUIRED - net         6,780         6,832

NET ASSETS HELD FOR DISPOSAL                          1,643         2,507

OTHER ASSETS                                            525           553
                                                  ---------    ----------

     TOTAL ASSETS                                  $ 42,911    $   42,197
                                                  ---------    ----------
                                                  ---------    ----------


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                $   5,655    $    6,394
  Accrued expenses and other liabilities              5,809         5,941
  Current portion of long-term debt                     592           442
                                                  ---------    ----------

     TOTAL CURRENT LIABILITIES                       12,056        12,777

LONG-TERM DEBT, less current portion                 13,019        11,921

OTHER LONG-TERM LIABILITIES                           3,464         3,579

DEFERRED INCOME                                         618           651

SHAREHOLDERS' EQUITY:
  Preferred Stock, issued and outstanding 698,157
    shares in 1995 and 672,344 shares in 1994             7             7
  Common Stock, issued and outstanding 12,538,012
    shares in 1995 and 1994                             125           125
  Capital in Excess of Par                           14,163        13,982
  Accumulated Deficit (since December 31, 1991)        (541)         (845)
                                                  ---------    ----------

     TOTAL SHAREHOLDERS' EQUITY                      13,754        13,269
                                                  ---------    ----------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $  42,911    $   42,197
                                                  ---------    ----------
                                                  ---------    ----------




                  See notes to condensed financial statements.

                              VERNITRON CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)



                                                       Quarter Ended
                                                         March 31,
                                                    --------------------
                                                        1995      1994
                                                    ---------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                              $     304  $   (290)
     Adjustments to reconcile net income (loss)
      to cash provided by (used in) operating
      activities:
     Recognition of net operating loss carryforward       181
     Depreciation and amortization                        385       374
     Increase in current assets, other than cash       (1,776)     (772)
     Increase (decrease) in current liabilities          (871)      612
     Other - net                                         (231)      610
                                                    ---------  --------
NET CASH PROVIDED BY (USED IN) OPERATING
 ACTIVITIES                                            (2,008)      534
                                                    ---------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                (193)     (134)
     Proceeds from sale of assets (Note 2)                975
                                                    ---------  --------
NET CASH PROVIDED BY (USED IN) INVESTING
 ACTIVITIES                                               782      (134)
                                                    ---------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from borrowings                          19,004       336
     Repayment of borrowings                          (17,756)     (500)
                                                    ---------  --------
NET CASH PROVIDED BY (USED IN) FINANCING
 ACTIVITIES                                             1,248      (164)
                                                    ---------  --------
NET INCREASE IN CASH                                       22       236
Cash at beginning of period                                27       103
                                                    ---------  --------
CASH AT END OF PERIOD                               $      49  $    339
                                                    ---------  --------
                                                    ---------  --------

                  See notes to condensed financial statements.

                              VERNITRON CORPORATION
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                             (Dollars in thousands)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. Operating results for the interim period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

Certain reclassifications have been made to previously reported financial statements to conform to current classifications.

In accordance with quasi-reorganization accounting principles, the Company elected to adjust its December 31, 1991 balance sheet to fair value and transferred the accumulated deficit of $14,094 to capital in excess of par.

Per share data for the periods are based upon the weighted average number of common shares outstanding during such periods. Outstanding common stock options have not been included in the computation of earnings per share as they were deemed to have been anti-dilutive.

Total interest paid in the quarters ended March 31, 1995 and 1994 was $489 and $632, respectively. The Company had net income tax payments of $41 and $20 in the quarters ended March 31, 1995 and 1994, respectively.

NOTE 2 - DISCONTINUED OPERATIONS

Effective September 30, 1994, the Company adopted a plan to dispose of all of its Electronic Components business. The disposal is being accounted for as a discontinued operation, and, accordingly, the related net assets and operating results have been reported separately from continuing operations. During the quarter ended March 31, 1995, the Company sold the remaining product line for $1,500, of which $975 has been collected. The remaining $500 is expected to be collected in the second quarter of 1995. The loss from operations of the discontinued Electronic Components business for the quarter ended March 31, 1995 of $51 was charged to reserves established in the prior year for anticipated
operating losses until disposal.   The operations of the Electronics Components
business are expected  to close during the second quarter of 1995.

                              VERNITRON CORPORATION
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                             (Dollars in thousands)


NOTE 3 - INVENTORIES

Interim inventories have been determined generally by lower of cost (first-in, first-out or average) or market. Inventories consist of:


                                                    March 31, December 31,
                                                      1995        1994
                                                   ---------- ------------
     Raw materials                                 $  2,869     $ 2,551
     Work-in-process                                  5,755       5,879
     Finished goods                                   6,520       6,097
                                                   --------    --------
                                                   $ 15,144     $14,527
                                                   --------    --------
                                                   --------    --------

NOTE 4 - OTHER INFORMATION


                                                    March 31, December 31,
                                                      1995        1994
                                                   ---------- ------------

     Allowance for doubtful accounts               $    279    $    345
                                                   --------    --------
                                                   --------    --------
     Accumulated depreciation and amortization
      of property, plant and equipment             $  3,996    $  3,662
                                                   --------    --------
                                                   --------    --------
     Accumulated amortization of excess of cost
      over net assets acquired                     $    679    $    627
                                                   --------    --------
                                                   --------    --------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
            OF OPERATIONS (Dollars in thousands)

QUARTER ENDED MARCH 31, 1995 COMPARED TO THE QUARTER ENDED MARCH 31, 1994

RESULTS OF OPERATIONS

Net sales by product group for continuing operations for the first quarter were as follows:


                                          1995          1994
                                        --------      --------
     Motion Control                     $  6,640      $  5,970
     Industrial Components                10,256         8,959
                                        --------      --------
     Net Sales                          $ 16,896      $ 14,929
                                        --------      --------
                                        --------      --------


     Net sales for the first quarter of 1995 increased by $1,967, or 13%, compared to the same period in 1994.

     The Motion Control group's sales (motors, sensors and controls) increased in 1995 by $670, or 11%, as compared to 1994. This increase was primarily due to higher electromagnetic sub-system sales resulting from new product introductions which did not begin to generate significant sales volume until the second half of 1994 and higher potentiometer sales resulting from greater operating efficiency in the current quarter. The potentiometer product line was in the process of being relocated from Deer Park, New York to St. Petersburg, Florida during the first quarter of 1994. Bookings were $7,448 in 1995, an increase of $660, or 10%, compared to 1994, primarily due to the timing of certain large resolver orders. The nature of the Motion Control group's bookings results in an uneven pattern from quarter to quarter and does not necessarily reflect overall business trends.

     The Industrial Components group's sales (bearings and connectors) increased in 1995 by $1,297, or 14%, compared to 1994. Sales of bearings and connectors were up by 17% and 12%, respectively. Industrial Component's bookings for the quarter were $11,482, an increase of $1,772, or 18%, compared to 1994. Both the increase in sales and bookings reflect an improvement in general economic conditions and new customer activity.

     Operating income was $1,002 in 1995, as compared to $547 in 1994, representing a $455 increase. This increase was primarily due to the gross margin earned on the incremental sales volume in both business groups and improved profit margins in the Motion Control group resulting from restructuring actions completed during 1994, which were partially offset by higher selling, general and administrative expenses. Overall, gross margin on sales was 27.7% in 1995, up from 25.2% in 1994. Productivity, as measured by value-added per employee, increased 25.2% to approximately $18,900 in 1995 from approximately $15,100 in 1994.

     Selling, general and administrative expenses increased by $470 in 1995 primarily due to higher medical costs and the reinstatement of certain profit sharing provisions.

     Interest expense declined by $105 in 1995 as a result of lower average borrowings due primarily to the repurchase of the Company's bank indebtedness at a discount in the third quarter of 1994. This was partially offset by higher interest rates.

LIQUIDITY AND CAPITAL RESOURCES

     The Company believes that its $17.5 million credit facility, cash generated from operations and proceeds from the sale of assets included in net assets held for disposal, will be sufficient to meet its future capital expenditure and working capital requirements and required debt amortization.

     The Company had no material commitments for capital expenditures as of March 31, 1995.

                           PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits:

       None

b)   Reports on Form 8-K

       None


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: April 28, 1995                   VERNITRON CORPORATION



                                       By:  /s/ Stephen W. Bershad
                                            -----------------------------------
                                            Stephen W. Bershad
                                            Chief Executive Officer


                                       By:  /s/ Raymond F. Kunzmann
                                            ------------------------------------
                                            Raymond F. Kunzmann
                                            Vice President - Finance, Controller
                                            and Chief Financial Officer