Form 10-Q/A
period 1995-03-31
VERNITRON CORP
filed 1995-05-16
CIK 206030

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------


                                    FORM 10-QA-1


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

       Exhibit 27 - Financial Data Schedule

b)   Reports on Form 8-K

       None


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: May 15, 1995                     VERNITRON CORPORATION



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