Form 10-Q
period 1995-06-30
VERNITRON CORP
filed 1995-08-04
CIK 206030

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    ---------


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                       FOR THE QUARTER ENDED JUNE 30, 1995


                         COMMISSION FILE NUMBER 0-16182

                                    ---------

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

                                   YES   X    NO
                                       ----      ----


12,538,012 SHARES OF COMMON STOCK, $.01 PAR VALUE, WERE OUTSTANDING AS OF JULY 28, 1995.


- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                              VERNITRON CORPORATION
                                      INDEX

                                                                           PAGE
                                                                           ----


PART I.  FINANCIAL INFORMATION
- ------------------------------


Item 1.  Financial Statements (Unaudited):

  Condensed Statements of Operations -
   Quarter Ended March 31, 1995 and 1994                                    3


  Condensed Statements of Operations -
   Six Months Ended June 30, 1995 and 1994                                  4


  Condensed Balance Sheets -
   June 30, 1995 and December 31, 1994                                      5

  Condensed Statements of Cash Flows -
   Six Months Ended June 30, 1995 and 1994                                  6


  Notes to Condensed Financial Statements                                   7


Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                       9


PART II.  OTHER INFORMATION
- ---------------------------
Item 6.  Exhibits and Reports on Form 8-K                                  12

SIGNATURES                                                                 12

PART I. FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                              VERNITRON CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                         Quarter Ended
                                                             June 30,
                                                   -----------------------------
                                                      1995                1994
                                                     -----               -----

NET SALES                                         $   16,854          $   15,836

Cost of sales                                         12,210              11,368
Selling, general and administrative expenses           3,497               3,294
Amortization of intangible assets                         52                  52
                                                  -----------         ---------

OPERATING INCOME                                       1,095               1,122

Interest expense - net                                   541                 653
Other expense                                              7                   3
                                                 -----------          ----------
INCOME FROM CONTINUING OPERATIONS
 BEFORE TAXES                                            547                 466

Charge in lieu of taxes                                  214                 161
                                                 -----------          ----------
INCOME FROM CONTINUING OPERATIONS                        333                 305

Discontinued Operations (Note 2):
  Income from operations, includes a tax
  benefit of $77 in 1994                                   -                 118
                                                 -----------          ----------
NET INCOME                                               333                 423

Preferred stock dividends                                137                  81
                                                 -----------          ----------
NET INCOME APPLICABLE TO COMMON
 SHAREHOLDERS' EQUITY                            $       196         $       342
                                                 -----------         -----------
                                                 -----------         -----------
NET INCOME PER COMMON SHARE:
  Continuing operations                          $       .02         $       .04
  Discontinued operations                                  -                 .03
                                                 -----------         -----------
  Total                                          $       .02         $       .07
                                                 -----------         -----------
                                                 -----------         -----------
Weighted average common shares outstanding       12,538,012          5,185,070
                                                 -----------         -----------
                                                 -----------         -----------



                  See notes to condensed financial statements.

                              VERNITRON CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                          Six Months Ended
                                                             June 30,
                                                   -----------------------------
                                                      1995                1994
                                                      -----               -----
NET SALES                                        $    33,750        $     30,765

Cost of sales                                         24,424              22,540
Selling, general and administrative expenses           7,125               6,452
Amortization of intangible assets                        104                 104
                                                 -----------          ----------
OPERATING INCOME                                       2,097               1,669

Interest expense - net                                 1,037               1,254
Other expense                                             15                   3
                                                 -----------         ----------
INCOME FROM CONTINUING OPERATIONS
 BEFORE TAXES                                          1,045                 412

Charge in lieu of taxes                                  408                 161
                                                 -----------         ----------
INCOME FROM CONTINUING OPERATIONS                        637                 251

Discontinued Operations (Note 2):
  Loss from operations, net of tax benefit of
  $77 in 1994                                              -               (118)
                                                 -----------        -----------
NET INCOME                                               637                 133

Preferred stock dividends                                258                 150
                                                 -----------        -----------
NET INCOME (LOSS) APPLICABLE TO COMMON
 SHAREHOLDERS' EQUITY                            $       379        $       (17)
                                                 -----------        -----------
                                                 -----------        -----------
NET INCOME (LOSS) PER COMMON SHARE:
    Continuing operations                        $       .03        $       .02
    Discontinued operations                                -               (.02)
                                                 -----------        -----------
    Total                                        $       .03        $         -
                                                 -----------        -----------
                                                 -----------        -----------

Weighted average common shares outstanding        12,538,012          5,185,070
                                                 -----------        -----------
                                                 -----------        -----------




                  See notes to condensed financial statements.
                                        4

                              VERNITRON CORPORATION
                            CONDENSED BALANCE SHEETS
                             (Dollars in thousands)

                                                    June 30,        December 31,
                                                      1995             1994
                                                    ---------       -----------
                                                  (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash                                              $     84            $     27
  Accounts receivable - net                            9,489               9,293
  Inventories - net                                   15,768              14,527
  Other current assets                                   616                 468
                                                    --------            --------

  TOTAL CURRENT ASSETS                                25,957              24,315

PROPERTY, PLANT AND EQUIPMENT - net                    7,751               7,990

EXCESS OF COST OVER NET ASSETS ACQUIRED - net          6,728               6,832

NET ASSETS HELD FOR DISPOSAL                           1,204               2,507

OTHER ASSETS                                             462                 553
                                                    --------             -------
  TOTAL ASSETS                                       $42,102             $42,197
                                                    --------             -------
                                                    --------             -------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                  $ 5,282              $ 6,394
  Accrued expenses and other liabilities              5,617                5,941
  Current portion of long-term debt                     592                  442
                                                    -------              -------
  TOTAL CURRENT LIABILITIES                          11,491               12,777

LONG-TERM DEBT, less current portion                 12,727               11,921

OTHER LONG-TERM LIABILITIES                           3,017                3,579

DEFERRED INCOME                                         585                  651

SHAREHOLDERS' EQUITY:
  Preferred Stock, issued and outstanding 724,936
    shares in 1995 and 672,344 shares in 1994             7                    7
  Common Stock, issued and outstanding 12,538,012
    shares in 1995 and 1994                             125                  125
  Capital in Excess of Par                           14,358               13,982
  Accumulated Deficit (since December 31, 1991)        (208)                (845)
                                                    -------              -------
  TOTAL SHAREHOLDERS' EQUITY                         14,282               13,269
                                                    -------              -------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $42,102              $42,197
                                                    -------              -------
                                                    -------              -------

                  See notes to condensed financial statements.

                              VERNITRON CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                          Six Months Ended
                                                               June 30,
                                                      ------------------------
                                                            1995        1994
                                                      ------------- ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                            $     637        $   133
  Adjustments to reconcile net income to cash
   provided by (used in) operating activities:
  Recognition of net operating loss carryforward              376             80
  Depreciation and amortization                               780            855
  Increase in current assets, other than cash              (1,585)        (1,067)
  Increase (decrease) in current liabilities               (1,436)           404
  Other - net                                                (729)           377
                                                        ---------        -------
NET CASH PROVIDED BY (USED IN) OPERATING
 ACTIVITIES                                                (1,957)           782
                                                        ---------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                       (437)          (241)
  Proceeds from sale of assets (Note 2)                     1,495
                                                        ---------        -------
NET CASH PROVIDED BY (USED IN) INVESTING
 ACTIVITIES                                                 1,058           (241)
                                                        ---------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                 18,712            336
  Repayment of borrowings                                 (17,756)          (600)
                                                        ---------        -------
NET CASH PROVIDED BY (USED IN) FINANCING
 ACTIVITIES                                                   956           (264)
                                                        ---------        -------
NET INCREASE IN CASH                                           57            277
Cash at beginning of period                                    27            103
                                                        ---------        -------
CASH AT END OF PERIOD                                    $     84        $   380
                                                        ---------        -------
                                                        ---------        -------

                    See notes to condensed financial statements.

                              VERNITRON CORPORATION
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                             (Dollars in thousands)

NOTE 1 - BASIS OF PRESENTATION
- ------------------------------
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. Operating results for the quarter and six months ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

Certain reclassifications have been made to previously reported financial statements to conform to current classifications.

In accordance with quasi-reorganization accounting principles, the Company elected to adjust its December 31, 1991 balance sheet to fair value and transferred the accumulated deficit of $14,094 to capital in excess of par.

Per share data for the periods are based upon the weighted average number of common shares outstanding during such periods. Outstanding common stock options have not been included in the computation of earnings per share as their exercise would not have a material dilutive effect.

Total interest paid for the six months ended June 30, 1995 and 1994 was $1,024 and $1,204 respectively. The Company had net income tax payments of $51 and $30 for the six months ended June 30, 1995 and 1994, respectively.

NOTE 2 - DISCONTINUED OPERATIONS
- --------------------------------
Effective September 30, 1994, the Company adopted a plan to dispose of all of its Electronic Components business. The disposal is being accounted for as a discontinued operation, and, accordingly, the related net assets and operating results have been reported separately from continuing operations. During 1995, the Company sold the remaining product line of this business for $1,500. The loss from operations of the discontinued Electronic Components business in 1995 of $64 was charged to reserves established in the prior year for anticipated operating losses until disposal.

                              VERNITRON CORPORATION
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                             (Dollars in thousands)


NOTE 3 - INVENTORIES
- --------------------
Inventories have been determined generally by lower of cost (first-in, first-out or average) or market. Inventories consist of:







                                                    June 30,     December 31,
                                                       1995          1994
                                                   ---------     ------------

  Raw materials                                    $  2,922         $ 2,551
  Work-in-process                                     5,526           5,879
  Finished goods                                      7,320           6,097
                                                   ---------        -------
                                                    $15,768         $14,527
                                                   ---------        -------
                                                   ---------        -------

NOTE 4 - OTHER INFORMATION


                                                    June 30,     December 31,
                                                       1995          1994
                                                   ---------     ------------
  Allowance for doubtful accounts                  $    325        $    345
                                                   ---------        -------
                                                   ---------        -------
  Accumulated depreciation and amortization
   of property, plant and equipment                $  4,338        $  3,662
                                                   ---------        -------
                                                   ---------        -------
  Accumulated amortization of excess of cost
   over net assets acquired                        $    731        $    627
                                                   ---------        -------
                                                   ---------        -------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands)

RESULTS OF OPERATIONS
- ---------------------
Net sales by product group were as follows:


                             QUARTER ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                   1995       1994          1995        1994
                              ---------    --------    -----------    --------
     Motion Control           $   6,407    $  6,596        $13,047    $ 12,566
     Industrial Components       10,447       9,240         20,703      18,199
                              ---------    --------       --------    --------
     Net Sales                 $ 16,854     $15,836        $33,750     $30,765
                              ---------    --------       --------    --------
                              ---------    --------       --------    --------


QUARTER ENDED JUNE 30, 1995 COMPARED TO THE QUARTER ENDED JUNE 30, 1994
- -----------------------------------------------------------------------
     Net sales for the second quarter of 1995 increased by $1,018, or 6%, compared to the same period in 1994.

     The Motion Control group's sales (motors, sensors and controls) decreased slightly in 1995 by $189, or 3%, as compared to 1994. This decrease was primarily due to lower shipments of synchros resulting from a consolidation of inventory at Government depots and manufacturing and purchasing inefficiencies affecting the resolver and motor product lines. These inefficiencies are considered temporary and should be corrected in the third quarter of 1995.
These lower sales were partially offset by higher electromagnetic sub-system sales resulting from new product introductions which did not begin to generate significant sales volume until the second half of 1994 and higher potentiometer sales resulting from greater operating efficiencies due to changes in product line management and the relocation of the product line from Deer Park, New York to St. Petersburg, Florida during the first quarter of 1994. Bookings were $7,194 in the second quarter of 1995, an increase of $2,349, or 48%, compared to the comparable quarter in 1994, primarily due to higher foreign bookings for industrial resolvers resulting from an increased focus on foreign market opportunities, higher motor orders resulting from new Government program awards, and higher potentiometer orders due to improved sales/marketing management. The nature of the Motion Control group's bookings results in an uneven pattern from quarter to quarter and does not necessarily reflect overall business trends. Backlog at June 30, 1995 was $14,216, compared to $12,621 at December 31, 1994.

     The Industrial Components group's sales (bearings and connectors) increased in 1995 by $1,207, or 13%, compared to 1994. Sales of bearings and connectors were up by 10% and 17%, respectively, primarily due to new and increased activity with original equipment manufacturers ("OEM's") and the introduction of
new and/or enhanced products.   Industrial Component's bookings for the quarter
were $10,102, an increase of $452, or 5%, compared to 1994. This increase is primarily in bearings and is due to increased OEM activity. Backlog at June 30, 1995 was $11,268, compared to $10,387 at December 31, 1994.

     Operating income was $1,095 in 1995, as compared to $1,122 in 1994, representing a $27 decrease. This decrease was primarily due to lower gross margins resulting from an unfavorable sales mix in both business groups and higher raw material costs in the Industrial Components group as well as higher selling, general and administrative expenses. These unfavorable variances were partially offset by the gross margin earned on the incremental Industrial Components group sales. Overall, gross margin on sales was 27.6% in 1995, down from 28.2% in 1994. However, productivity, as measured by value-added per employee, increased 8% to approximately $18.7 in 1995 from approximately $17.4 in 1994.

     Selling, general and administrative expenses increased by $203 in 1995 primarily due to higher medical costs and the addition of sales personnel.

     Interest expense declined by $112 in 1995 as a result of lower average borrowings due primarily to the repurchase of the Company's bank indebtedness at a discount in the third quarter of 1994. This was partially offset by higher interest rates.

SIX MONTHS ENDED JUNE 30, 1995 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1994
- -----------------------------------------------------------------------------

RESULTS OF OPERATIONS
- ---------------------

     Net sales for the first half of 1995 increased by $2,985, or 10%, compared to the same period in 1994.

     The Motion Control group's sales (motors, sensors and controls) increased in 1995 by $481, or 4%, as compared to 1994. This increase was primarily due to higher electromagnetic sub-system sales resulting from new product introductions which did not begin to generate significant sales volume until the second half of 1994 and higher potentiometer sales resulting from greater operating efficiency in the current period (see discussion of quarter ended June 30, 1995). These higher shipments were partially offset by lower shipments of synchros resulting from a consolidation of inventory at Government depots, lower resolver sales due to the shipment of certain large orders in the first quarter of 1994 and manufacturing and purchasing inefficiencies effecting the resolver and motor product lines. Bookings were $14,642 in 1995, an increase of $3,009, or 26%, compared to 1994, primarily due to higher foreign orders for industrial resolvers and higher motor and potentiometer orders. The nature of the Motion Control group's bookings results in an uneven pattern from quarter to quarter and does not necessarily reflect overall business trends.

     The Industrial Components group's sales (bearings and connectors) increased in 1995 by $2,504, or 14%, compared to 1994. Sales of bearings and connectors were up by 13% and 14%, respectively. Industrial Component's bookings were $21,584, an increase of $2,224, or 12%, compared to 1994. Both the increase in sales and bookings reflect favorable economic conditions (particularly in the first quarter of 1995), new and increased activity with OEM's and the introduction of new and/or enhanced products.

     Operating income was $2,097, in 1995, as compared to $1,669 in 1994, representing a $428 increase. This increase was primarily due to the gross margin earned on the incremental sales volume in both business groups and cost reductions in the Motion Control group resulting from restructuring actions completed during 1994, which were partially offset by an unfavorable sales mix in the Motion Control group, higher raw material costs in the Industrial Components group and higher selling, general and administrative expenses. Overall, gross margin on sales was 27.6 % in 1995, up from 26.7% in 1994. Productivity, as measured by value-added per employee, increased 16% to approximately $37.6 in 1995 from approximately $32.4 in 1994.

     Selling, general and administrative expenses increased by $673 in 1995 primarily due to higher medical costs, the addition of sales personnel and the reinstatement of certain profit sharing provisions.

     Interest expense declined by $217 in the first half of 1995 as a result of lower average borrowings due primarily to the repurchase of the Company's bank indebtedness at a discount in the third quarter of 1994. This was partially offset by higher interest rates.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------
     The Company believes that its $17.5 million credit facility and cash generated from operations will be sufficient to meet its future capital expenditure and working capital requirements and required debt amortization.

     The Company had no material commitments for capital expenditures as of June 30, 1995.

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



Date:    August 4, 1995                VERNITRON CORPORATION



                                   By:  /s/ Stephen W. Bershad
                                        --------------------------
                                        Stephen W. Bershad
                                        Chief Executive Officer


                                   By:  /s/ Raymond F. Kunzmann
                                        --------------------------
                                        Raymond F. Kunzmann
                                        Vice President - Finance, Controller
                                        and Chief Financial Officer