Form 10-Q
period 1995-09-30
VERNITRON CORP
filed 1995-11-13
CIK 206030

--------------------------------------------------------------------------------






                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                ----------------


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1995

                         COMMISSION FILE NUMBER 0-16182

                                 ---------------

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

                                  ------------

INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS:

                                 YES   X    NO
                                     -----     ----

12,604,107 SHARES OF COMMON STOCK, $.01 PAR VALUE, WERE OUTSTANDING AS OF OCTOBER 27, 1995.




--------------------------------------------------------------------------------

                              VERNITRON CORPORATION
                                      INDEX

                                                                            PAGE



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

  Condensed Statements of Operations -
   Quarter Ended September 30, 1995 and 1994                                  3


  Condensed Statements of Operations -
   Nine Months Ended September 30, 1995 and 1994                              4


  Condensed Balance Sheets -
   September 30, 1995 and December 31, 1994                                   5

  Condensed Statements of Cash Flows -
   Nine Months Ended September 30, 1995 and 1994                              6


  Notes to Condensed Financial Statements                                     7


Item 2.  Management's Discussion and Analysis of Financial
   Condition and Results of Operations                                        9


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                    11

SIGNATURES                                                                   11

PART 1. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

                              VERNITRON CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                                        QUARTER ENDED
                                                                        SEPTEMBER 30,
                                                                --------------------------
                                                                    1995          1994
                                                                -----------    -----------
Net Sales                                                       $    15,633    $    15,705

Cost of sales                                                        11,806         11,298
Selling, general and administrative expenses                          2,848          3,349
Amortization of intangible assets                                        53             53
                                                                -----------    -----------

Operating income                                                        926          1,005

Interest expense                                                        497            498
Other expense                                                           234              2
                                                                -----------    -----------

Income from continuing operations before
 taxes and extraordinary gain                                           195            505

Charge in lieu of taxes                                                  76            197
                                                                -----------    -----------

Income from continuing operations before extraordinary gain             119            308

Discontinued Operations:
  Loss from operations, net of tax benefit                                            (25)
  Loss on disposal, net of tax benefit of $1,317 in 1994                           (2,059)
                                                                -----------    -----------

Income (loss) before extraordinary gain                                 119        (1,776)
Extraordinary gain on debt repurchase,
 net of charge in lieu of taxes of $3,744                                            5,856
                                                                -----------    -----------

Net income                                                              119          4,080

Preferred stock dividends                                               159            102
                                                                -----------    -----------

Net income (loss) applicable to common shareholders' equity     $      (40)    $     3,978
                                                                -----------    -----------
                                                                -----------    -----------

Net income (loss) per common share:
  Continuing operations                                         $      -       $      0.02
  Discontinued operations                                              -             (0.19)
  Extraordinary gain                                                   -              0.53
                                                                -----------    -----------
  Total                                                         $      -       $      0.36
                                                                -----------    -----------
                                                                -----------    -----------

Weighted average common shares outstanding                       12,540,776     11,019,470
                                                                -----------    -----------
                                                                -----------    -----------

                  See notes to condensed financial statements.

                              VERNITRON CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                          ----------------------------
                                                               1995            1994
                                                          ------------    ------------
Net Sales                                                 $     49,383    $    46,470

Cost of sales                                                   36,230         33,838
Selling, general and administrative expenses                     9,973          9,801
Amortization of intangible assets                                  157            157
                                                          ------------    ------------

Operating income                                                 3,023          2,674

Interest expense                                                 1,534          1,752
Other expense                                                      249              5
                                                          ------------    ------------

Income from continuing operations before
 taxes and extraordinary gain                                    1,240            917

Charge in lieu of taxes                                            484            358
                                                          ------------    ------------

Income from continuing operations before extraordinary gain        756            559

Discontinued Operations:
  Loss from operations, net of tax benefit                                      (143)
  Loss on disposal, net of tax benefit of $1,317 in 1994                      (2,059)
                                                          ------------    ------------

Income (loss) before extraordinary gain                            756        (1,643)
Extraordinary gain on debt repurchase,
 net of charge in lieu of taxes of $3,744                                       5,856
                                                          ------------    ------------

Net income                                                         756          4,213

Preferred stock dividends                                          417            252
                                                          ------------    ------------

Net income applicable to common shareholders' equity      $        339    $     3,961
                                                          ------------    ------------
                                                          ------------    ------------

Net income (loss) per common share:
  Continuing operations                                   $       0.03    $      0.04
  Discontinued operations                                         -             (0.31)
  Extraordinary gain                                              -              0.82
                                                          ------------    ------------
  Total                                                   $       0.03    $      0.55
                                                          ------------    ------------
                                                          ------------    ------------
Weighted average common shares outstanding                  12,538,943      7,151,241
                                                          ------------    ------------
                                                          ------------    ------------

                  See notes to condensed financial statements.

                             VERNITRON CORPORATION
                            CONDENSED BALANCE SHEETS
                             (Dollars in thousands)

                                                          SEPTEMBER 30,    DECEMBER 31,
                                                              1995             1994
                                                          -------------    ------------
                                                           (Unaudited)
                                      ASSETS
CURRENT ASSETS
  Cash                                                  $           81    $        27
  Accounts receivable - net                                      8,788          9,293
  Inventories - net                                             16,097         14,527
  Other current assets                                             488            468
                                                         -------------   ------------
    TOTAL CURRENT ASSETS                                        25,454         24,315

PROPERTY, PLANT AND EQUIPMENT - net                              7,694          7,990

EXCESS OF COST OVER NET ASSETS ACQUIRED - net                    6,676          6,832

NET ASSETS HELD FOR DISPOSAL                                                    2,507

OTHER ASSETS                                                       448            553
                                                         -------------   ------------
    TOTAL ASSETS                                        $       40,272    $    42,197
                                                         -------------   ------------
                                                         -------------   ------------
                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                      $        5,573    $     6,394
  Accrued expenses and other liabilities                         5,604          5,941
  Current portion of long-term debt                                466            442
                                                         -------------   ------------
    TOTAL CURRENT LIABILITIES                                   11,643         12,777

LONG-TERM DEBT, less current portion                            10,579         11,921

OTHER LONG-TERM LIABILITIES                                      2,964          3,579

DEFERRED INCOME                                                    552            651

SHAREHOLDERS' EQUITY:
  Preferred Stock, issued and outstanding 752,779
   shares in 1995 and 672,344 shares in 1994                         8              7
  Common Stock, issued and outstanding 12,604,107
   shares in 1995 and 12,538,012 shares in 1994                    126            125
  Capital in Excess of Par                                      14,489         13,982
  Accumulated Deficit (since December 31, 1991)                    (89)          (845)
                                                         -------------   ------------
    TOTAL SHAREHOLDERS' EQUITY                                  14,534         13,269
                                                         -------------   ------------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $       40,272    $    42,197
                                                         -------------   ------------
                                                         -------------   ------------

                  See notes to condensed financial statements.

                              VERNITRON CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                       Nine Months Ended
                                                                         September 30,
                                                                  --------------------------
                                                                     1995            1994
                                                                  ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                      $     756       $  3,951
  Adjustments to reconcile net income to cash
   provided by (used in) operating activities:
  Extraordinary gain on debt repurchase, net                                        (5,856)
  Loss on disposal of discontinued operations, net                                   2,322
  Recognition of net operating loss carryforward                        436             92
  Depreciation and amortization                                       1,179          1,292
  Increase in current assets, other than cash                        (1,085)        (2,015)
  Increase (decrease) in current liabilities                         (1,158)           728
  Decrease in long-term liabilities                                    (615)          (408)
  Other - net                                                          (343)           (46)
                                                                 ----------     ----------

NET CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES                                                           (830)            60
                                                                 ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                 (727)          (533)
  Proceeds from sale of assets (Note 2 and Note 4)                    2,929            205
                                                                 ----------     ----------
NET CASH PROVIDED BY (USED IN) INVESTING
  ACTIVITIES                                                          2,202           (328)
                                                                 ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                           51,831         28,652
  Repayment of borrowings                                           (53,149)       (30,792)
  Net proceeds from common stock rights offering                                     2,335
                                                                 ----------     ----------
NET CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES                                                         (1,318)           195
                                                                 ----------     ----------

NET INCREASE (DECREASE) IN CASH                                          54            (73)
Cash at beginning of period                                              27            103
                                                                 ----------     ----------
CASH AT END OF PERIOD                                             $      81       $     30
                                                                 ----------     ----------
                                                                 ----------     ----------


                  See notes to condensed financial statements.

                           VERNITRON CORPORATION
        NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                       (Dollars in thousands)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.
Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. Operating results for the quarter and nine months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

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

Total interest paid for the nine months ended September 30, 1995 and 1994 was $1,466 and $1,628 respectively. The Company had net income tax payments of $55 and $7 for the nine months ended September 30, 1995 and 1994, respectively.

NOTE 2 - DISCONTINUED OPERATIONS

Effective September 30, 1994, the Company adopted a plan to dispose of all of its Electronic Components business. The disposal has been accounted for as a discontinued operation, and, accordingly, the related net assets and operating results have been reported separately from continuing operations. During 1995, the Company sold the remaining product line of this business for $1,500. The loss from operations of the discontinued Electronic Components business in 1995 of $64 was charged to reserves established in the prior year for anticipated operating losses until disposal.

NOTE 3 - INVENTORIES

Inventories have been determined generally by lower of cost (first-in, first-out or average) or market. Inventories consist of:


                                     September 30,     December 31,
                                         1995              1994
                                     -------------     ------------
     Raw materials                     $  5,890          $  7,820
     Work-in-process                      5,587             5,988
     Finished goods                       9,567             8,445
                                     -------------     ------------
                                         21,044            22,253
     Less reserves                        4,947             7,726
                                     -------------     ------------
                                       $ 16,097          $14,527
                                     -------------     ------------
                                     -------------     ------------

                       VERNITRON CORPORATION
        NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                       (Dollars in thousands)


NOTE 4 - OTHER EXPENSE

In September 1995, the Company sold its idle Deer Park, New York facility for net proceeds of $1,434. Included in other expense for the quarter and nine month periods ended September 30, 1995, is a $233 loss on the sale of this facility.

NOTE 5 - OTHER INFORMATION


                                          September 30,     December 31,
                                              1995              1994
                                          -------------     ------------
     Allowance for doubtful accounts        $    233          $    345
                                          -------------     ------------
                                          -------------     ------------

     Accumulated depreciation and
      amortization of property, plant
      and equipment                         $  4,686          $  3,662
                                          -------------     ------------
                                          -------------     ------------

     Accumulated amortization of excess
      of cost over net assets acquired      $    784          $    627
                                          -------------     ------------
                                          -------------     ------------

The reduction in the allowance for doubtful accounts is due primarily to the write-off of an uncollectable account against the related allowance previously established.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales by product group were as follows:

                                        (Dollars in thousands)
                               Quarter                       Nine Months
                          Ended September 30,             Ended September 30,
                          1995             1994            1995          1994
                        --------         --------        --------      --------
Motion Control          $  5,634         $  6,704        $ 18,681      $ 19,270
Industrial Components      9,999            9,001          30,702        27,200
                        --------         --------        --------      --------
Net Sales               $ 15,633         $ 15,705        $ 49,383      $ 46,470
                        --------         --------        --------      --------
                        --------         --------        --------      --------

QUARTER ENDED SEPTEMBER 30, 1995 COMPARED TO THE QUARTER ENDED
 SEPTEMBER 30, 1994

    Net sales for the third quarter of 1995 were substantially the same as the third quarter in 1994.

    The Motion Control group's sales (motors, sensors and controls) decreased in 1995 by $1.1 million, or 16%, as compared to 1994. This decrease was primarily due to lower shipments of synchros ($.5 million), resulting from excess inventory at Government supply depots, and from lower encoder sales ($.5 million), primarily due to the timing of certain Government programs. Bookings were $4.7 million in the third quarter of 1995, a decrease of $.9 million, or 17%, compared to the comparable quarter in 1994, primarily due to lower synchros orders. In general, the nature of the Motion Control group's bookings results in an uneven pattern from quarter to quarter and does not necessarily reflect overall business trends. However, the conditions which resulted in lower synchros shipments are expected to continue to impact bookings for the remainder of 1995. Backlog at September 30, 1995 was $13.3 million, compared to $12.6 million at December 31, 1994.

   The Industrial Components group's sales (bearings and connectors) increased in 1995 by $1.0 million, or 11%, compared to 1994. Sales of bearings were up by 16%, primarily due to new and increased activity with original equipment manufacturers. Industrial Component's bookings for the quarter were $10.4 million, an increase of $1.9 million, or 23%, compared to 1994. This increase is primarily in bearings and is due to increased OEM activity. Backlog at September 30, 1995 was $11.7 million, compared to $10.4 million at December 31, 1994.

    Operating income was $.9 million in 1995, as compared to $1.0 million in 1994, representing a $.1 million decrease. Overall, gross margin on sales was 24.5% in 1995, down from 28.1% in 1994. This decrease was primarily due to lower gross margins resulting from an unfavorable sales mix in both business groups ($.4 million) and labor and overhead inefficiencies primarily in the Motion Control group resulting from the lower sales volume ($.2 million). These unfavorable variances were substantially offset by lower selling, general and administrative expenses ($.5 million).

    Selling, general and administrative expenses decreased by $.5 million primarily due to the reversal of excess, one-time medical and other insurance costs accrued in the first half of 1995 and the reduction of certain profit sharing provisions accrued through the third quarter of 1995.

    Interest expense for the third quarter of 1995 was substantially the same as the third quarter. The favorable impact of lower average borrowings due primarily to the repurchase of the Company's bank indebtedness at a discount in the third quarter of 1994 was offset by higher interest rates.

NINE  MONTHS  ENDED SEPTEMBER 30, 1995 COMPARED TO THE  NINE  MONTHS
 ENDED SEPTEMBER 30, 1994

RESULTS OF OPERATIONS

    Net sales for the first nine months of 1995 increased by $2.9 million or 6%, compared to the same period in 1994.

    The Motion Control group's sales (motors, sensors and controls) decreased in 1995 by $.6 million, or 3%, as compared to 1994. This decrease was primarily due to lower shipments of synchros ($1.2 million) resulting from excess inventory at Government supply depots and lower resolver sales ($.7 million) due to shipment of certain large orders in the first quarter of 1994. These lower shipments were partially offset by higher electromagnetic sub-system sales ($.7 million) resulting from new product introductions which did not begin to generate significant sales volume until the second half of 1994, and higher potentiometer sales ($.7 million) resulting from greater operating efficiency due to changes in product line management and the relocation of the product line from Deer Park, New York to St. Petersburg, Florida during the first quarter of 1994. Bookings were $19.3 million in 1995, an increase of $2.1 million, or 12%, compared to 1994, primarily due to higher foreign orders for industrial resolvers and higher motor orders resulting from new Government programs awards. The nature of the Motion Control group's bookings results in an uneven pattern from quarter to quarter and does not necessarily reflect overall business trends.

   The Industrial Components group's sales (bearings and connectors) increased in 1995 by $3.5 million or 13%, compared to 1994. Sales of bearings and connectors were up by 14% and 11%, respectively, primarily due to new and increased activity with original equipment manufacturers and the introduction of new and/or enhanced products. Industrial Component's bookings were $32.0 million, an increase of $4.1 million or 15%, compared to 1994. Both the increase in sales and bookings reflect favorable economic conditions, new and increased activity with OEM's and the introduction of new and/or enhanced products.

    Operating income was $3.0 million in 1995, as compared to $2.7 million in 1994, representing a $.3 million increase. This increase was primarily due to the gross margin earned on the incremental sales volume ($1.0 million) and cost reductions in the Motion Control group resulting from restructuring actions completed during 1994 ($.6 million). These favorable variances were partially offset by an unfavorable sales mix in both business groups ($.7 million), higher raw material costs in the Industrial Components group ($.2 million) and higher selling, general and administrative expenses ($.2 million) . Overall, gross margin on sales was 26.6% in 1995, down from 27.2% in 1994.

   Interest expense declined by $.2 million in the first nine months of 1995 as a result of lower average borrowings due primarily to the repurchase of the Company's bank indebtedness at a discount in the third quarter of 1994. This was partially offset by higher interest rates.

LIQUIDITY AND CAPITAL RESOURCES

    The Company believes that its $17.5 million credit facility and cash generated from operations will be sufficient to meet its future capital expenditure and working capital requirements and required debt amortization.

    The Company had no material commitments for capital expenditures as of September 30, 1995.

                    PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits:

     None

b) Reports on Form 8-K

     None



                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 10, 1995     VERNITRON CORPORATION



                             By:  /s/ Stephen W. Bershad
                                  ----------------------------------
                                      Stephen W. Bershad
                                      Chief Executive Officer


                             By:  /s/ Raymond F. Kunzmann
                                  ----------------------------------
                                      Raymond F. Kunzmann
                                      Vice President - Finance,
                                      Controller and Chief Financial
                                      Officer