Form 10-Q
period 1996-03-31
VERNITRON CORP
filed 1996-05-09
CIK 206030

- --------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   -----------


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1996

                         Commission file number 0-16182

                                   -----------


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

                                   -----------

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                 Yes   X    No
                                      ---       ---

12,659,952 shares of Common Stock, $.01 par value, were outstanding as of May 1, 1996.


- --------------------------------------------------------------------------------

                              VERNITRON CORPORATION
                                      INDEX

                                                                   Page
                                                                   ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

  Condensed Statements of Operations -
   Quarter Ended March 31, 1996 and 1995                             3


  Condensed Balance Sheets -
   March 31, 1996 and December 31, 1995                              4


  Condensed Statements of Cash Flows-
   Three Months Ended March 31, 1996 and 1995                        5


  Notes to Condensed Financial Statements                            6


Item 2.  Management's Discussion and Analysis of Financial
   Condition and Results of Operations                               8


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                           10

SIGNATURES                                                          10

PART 1. FINANCIAL INFORMATION

ITEM I. Financial Statements

                        VERNITRON CORPORATION
                  Condensed Statements of Operations
            (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                         Quarter Ended
                                                           March 31,
                                                 --------------------------
                                                     1996           1995
                                                 -----------    -----------

Net Sales                                        $    17,031    $    16,896

Cost of sales                                         12,603         12,214
Selling, general and administrative expenses           3,265          3,628
Amortization of intangible assets                         52             52
                                                 -----------    -----------

Operating income                                       1,111          1,002

Interest expense                                         444            496
Other (income) expense                                    (7)             8
                                                 -----------    -----------

Income before taxes                                      674            498

Charge in lieu of taxes                                  284            194
                                                 -----------    -----------

Net income                                               390            304

Preferred stock dividends                                184            121
                                                 -----------    -----------

Net income applicable to common shareholders     $       206    $       183
                                                 -----------    -----------
                                                 -----------    -----------

Net income per common share                      $      0.02    $      0.01
                                                 -----------    -----------
                                                 -----------    -----------

Weighted average common shares outstanding        12,645,227     12,538,012
                                                 -----------    -----------
                                                 -----------    -----------


                  See notes to condensed financial statements.

                              VERNITRON CORPORATION
                            Condensed Balance Sheets
                             (Dollars in thousands)

                                                    March 31,    December 31,
                                                      1996           1995
                                                    ---------    -----------
                                                   (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash                                               $    88        $    91
  Accounts receivable - net                            9,848          8,525
  Inventories - net                                   17,426         16,544
  Other current assets                                   708            651
                                                     -------        -------

    TOTAL CURRENT ASSETS                              28,070         25,811

PROPERTY, PLANT AND EQUIPMENT - net                    7,507          7,603

EXCESS OF COST OVER NET ASSETS ACQUIRED - net          6,572          6,624

OTHER ASSETS                                             399            447
                                                     -------        -------

    TOTAL ASSETS                                     $42,548        $40,485
                                                     -------        -------
                                                     -------        -------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                   $ 5,758        $ 5,315
  Accrued expenses and other liabilities               5,947          5,696
  Current portion of long-term debt                      466            466
                                                     -------        -------

    TOTAL CURRENT LIABILITIES                         12,171         11,477

LONG-TERM DEBT, less current portion                  12,120         11,047

OTHER LONG-TERM LIABILITIES                            2,735          2,697

DEFERRED INCOME                                          486            519

SHAREHOLDERS' EQUITY:
  Preferred Stock, issued and outstanding 738,584
   shares in 1996 and 781,642 shares in 1995               7              8
  Common Stock, issued and outstanding 12,659,952
   shares in 1996 and 12,604,107 shares in 1995          127            126
  Capital in Excess of Par                            14,598         14,611
  Retained Earnings (since December 31, 1991)            304            -
                                                     -------        -------

    TOTAL SHAREHOLDERS' EQUITY                        15,036         14,745
                                                     -------        -------

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $42,548        $40,485
                                                     -------        -------
                                                     -------        -------


                  See notes to condensed financial statements.

                              VERNITRON CORPORATION
                       Condensed Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                         Quarter Ended
                                                           March 31,
                                                    -----------------------
                                                      1996           1995
                                                    --------       --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                             390            304
  Adjustments to reconcile net income to cash
   used in operating activities:
  Realization of net operating loss carryforward         261            181
  Depreciation and amortization                          411            385
  Increase in current assets, other than cash         (2,262)        (1,776)
  Increase (decrease) in current liabilities             694           (871)
  Other - net                                            113           (231)
                                                    --------       --------

NET CASH USED IN OPERATING ACTIVITIES                   (393)        (2,008)
                                                    --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                  (263)          (193)
  Proceeds from sale of assets                                          975
                                                    --------       --------
NET CASH PROVIDED BY (USED IN) INVESTING
  ACTIVITIES                                            (263)           782
                                                    --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                            16,957         19,004
  Repayment of borrowings                            (15,884)       (17,756)
  Redemption of preferred stock odd lot shares          (420)
                                                    --------       --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                653          1,248

NET INCREASE (DECREASE) IN CASH                           (3)            22

CASH AT BEGINNING OF PERIOD                               91             27
                                                    --------       --------

CASH AT END OF PERIOD                               $     88       $     49
                                                    --------       --------
                                                    --------       --------



                  See notes to condensed financial statements.

                              VERNITRON CORPORATION
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                             (Dollars in thousands)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. Operating results for the quarter ended March 31,1996 are not indicative of the results that may be expected for the year ending December 31, 1996. (See Note 4). For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and the Company's Current Report on Form 8-K, dated May 7, 1996.

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

Total interest paid in the quarters ended March 31, 1996 and 1995 was $336 and $489, respectively. The Company had net income tax payments of $19 and $41 in the quarters ended March 31, 1996 and 1995, respectively.

NOTE 2- INVENTORIES

Inventories have been determined generally by lower of cost (first-in, first-out or average) or market.

Inventories consist of:

                                                     March 31,    December 31,
                                                       1996           1995
                                                     ---------    ------------

  Raw materials                                      $ 7,567        $ 7,203
  Work-in-process                                      5,777          5,293
  Finished goods                                       9,265          9,255
                                                     -------        -------
                                                      22,609         21,751
  Less reserves                                        5,183          5,207
                                                     -------        -------
                                                     $17,426        $16,544
                                                     -------        -------
                                                     -------        -------

                              VERNITRON CORPORATION
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                             (Dollars in thousands)

NOTE 3 - OTHER INFORMATION

                                                     March 31,    December 31,
                                                       1996           1995
                                                     ---------    ------------

  Allowance for doubtful accounts                     $  242         $  278
                                                      ------         ------
                                                      ------         ------

  Accumulated depreciation and amortization
  of property, plant and equipment                    $5,434         $5,075
                                                      ------         ------
                                                      ------         ------

  Accumulated amortization of excess of cost
  over net assets acquired                            $  888         $  836
                                                      ------         ------
                                                      ------         ------

NOTE 4 - SUBSEQUENT EVENTS

On April 25, 1996, the Company completed its previously announced acquisition of Precision Aerotech, Inc. (PAI). Pursuant to an Agreement and Plan of Merger dated February 16, 1996, each outstanding share of common stock of PAI was canceled and converted into the right to receive $5.00 per share in cash. Based on 789,208 shares of PAI Common Stock outstanding immediately prior to the acquisition, the aggregate consideration paid therefor was $3.9 million. In addition, the Company repaid $12 million of borrowings under PAI term loans. Precision Aerotech designs, manufactures and markets laser scanners, precision metal optics, high performance air bearings and precision machined parts sold predominantly in commercial markets.

In order to obtain the funds necessary to finance the Merger, to refinance PAI's and the Company's existing debt and pay the related fees and expenses of the transaction, Vernitron entered into a Credit Agreement, dated April 25, 1996, between the Company, the various banks named therein and Banque Paribas, as agent, providing for borrowings under a $36 million senior secured credit facility. The credit facility is comprised of (i) a term loan in the principal amount of $14 million maturing in four years, (ii) a term loan in the principal amount of $12 million maturing in six years and (iii) a revolving credit line in an aggregate principal amount of up to the lesser of $10 million or the borrowing base in effect from time to time, maturing in four years.

In connection with the acquisition and financing, the Company granted to Banque Paribas a warrant to acquire up to 666,312 shares of Common Stock at an exercise price of $.01 per share and a warrant to an affiliate of Banque Paribas, Paribas Principal, Inc., to acquire up to 776,388 shares of Common Stock at an exercise price of $1.25 per share. In connection therewith, the parties entered into a Warrant Purchase Agreement containing customary terms and conditions. The Company also authorized the granting to an affiliate of Donaldson, Lufkin & Jenrette Securities Corporation of a warrant to acquire up to 100,000 shares of Common Stock at an exercise price of $1.25 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands)

RESULTS OF OPERATIONS

Net sales by product group for the first quarter were as follows:


                                                      1996           1995
                                                     -------        -------

  Motion Control                                     $ 5,775        $ 6,640
  Industrial Components                               11,256         10,256
                                                     -------        -------
  Net Sales                                          $17,031        $16,896
                                                     -------        -------
                                                     -------        -------

QUARTER ENDED MARCH 31,1996 COMPARED TO THE QUARTER ENDED MARCH 31, 1995

Net sales in 1996 were substantially the same as 1995.

The Motion Control group's sales (electromagnetic components and subsystems) decreased in 1996 by $.9 million, or 13%, as compared to 1995. This decrease was primarily due to lower shipments of synchros ($.3 million), resulting from excess inventory at Government supply depots, and from lower AC motor sales ($.4 million), primarily due to the timing of certain programs. Bookings were $6.0 million in 1996, a decrease of $1.4 million, or 19%, compared to 1995, primarily due to certain multi-year and other large resolver orders booked in 1995 which did not repeat in the current year. In general, the nature of the Motion Control group's bookings results in an uneven pattern from quarter to quarter and, therefore, the level of bookings in any particular quarter does not necessarily reflect overall business trends. Backlog at March 31, 1996 was $16.3 million, compared to $16.1 million at December 31, 1995.

The Industrial Components group's sales (bearings, electrical/electronic terminal blocks and connectors) increased in 1996 by $1.0 million, or 10%, compared to 1995. Sales of bearings were up by 18%, reflecting shipments on certain large orders from original equipment manufacturers received in the prior year. Industrial Component's bookings for the quarter were $10.9 million, a decrease of $.6 million, or 5%, compared to 1995 primarily due to the timing of a large terminal block order received in the first quarter of 1995. Backlog at March 31, 1996 was $11.5 million, compared to $11.9 million at December 31, 1995.

Operating income was $1.1 million in 1996, as compared to $1.0 million in 1995, representing a $.1 million increase. This increase was due to lower selling, general and administrative expenses which were substantially offset by lower gross margin on sales. Overall, gross margin on sales was 26.0% in 1996, down from 27.7% in 1995. This decrease was primarily due to an unfavorable sales mix and inefficiencies resulting from lower sales volume in the Motion Control group.

Selling, general and administrative expenses decreased by $.4 million primarily due to lower employment costs .

Interest expense declined by $.1 million in 1996 as both average borrowings and interest rates were marginally lower in the current year.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operations was $.4 million in 1996 as compared to $2.0 million in 1995 primarily due to a reduction of accounts payable and accrued expenses in 1995 which did not repeat in the current year.

Cash used in investing activities was $.3 million in 1996 as compared to cash provided of $.8 million in 1995. During the first quarter of 1995, $1.0 million was generated from the sale of assets of the Electronics Components business which was discontinued during 1994.

Overall, the Company increased borrowings under its $17.5 million credit facility by $1.1 million.

The Company had no material commitments for capital expenditures as of March 31, 1996.

On April 25, 1996, the Company entered into a new $36 million senior secured credit facility in connection with its acquisition of Precision Aerotech, Inc. (See Note 4 to the Condensed Financial Statements). The Company believes this new credit facility and cash generated from the combined operations will be sufficient to meet the future capital expenditure and working capital requirements of the combined companies and required debt amortization under its new credit facility.

                           PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits:

     None

b)   Reports on Form 8-K

     None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 8 ,1996                 VERNITRON CORPORATION

                                   By:  /s/
                                        ------------------------------------
                                        Stephen W. Bershad
                                        Chief Executive Officer

                                   By:  /s/
                                        ------------------------------------
                                        Raymond F. Kunzmann
                                        Vice President - Finance, Controller
                                        and Chief Financial Officer