Form 10-Q/A
period 1994-09-30
VERNITRON CORP
filed 1996-06-25
CIK 206030

================================================================================







                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549




                                   FORM 10-Q/A


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

================================================================================

                     PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits:

   Exhibits 27 - Financial Data Schedule

b) Reports on Form 8-K

   None


                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: June 24, 1996             VERNITRON CORPORATION



                                By: /s/ Stephen W. Bershad
                                    ----------------------
                                    Stephen W. Bershad
                                    Chief Executive Officer


                                By: /s/ Raymond F. Kunzmann
                                    -----------------------
                                    Raymond F. Kunzmann
                                    Vice President - Finance, Controller
                                    and Chief Financial Officer