Form 10-Q
period 1996-06-30
VERNITRON CORP
filed 1996-08-13
CIK 206030

- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 1996

                         Commission file number 0-16182

                                 --------------

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

                                 --------------

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                 Yes |X|  No |_|


2,552,195 shares of Common Stock, $.01 par value, were outstanding as of August 6, 1996.

- --------------------------------------------------------------------------------

                              VERNITRON CORPORATION
                                      INDEX

                                                                       Page
                                                                       ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

  Condensed Consolidated Statements of Operations -
   Quarter Ended June 30, 1996 and 1995                                  3

  Condensed Consolidated Statements of Operations -
   Six Months Ended June 30, 1996 and 1995                               4

  Condensed Consolidated Balance Sheets -
   June 30, 1996 and December 31, 1995                                   5

  Condensed Consolidated Statements of Cash Flows-
   Six Months Ended June 30, 1996 and 1995                               6

  Notes to Condensed Consolidated Financial Statements                   7


Item 2.  Management's Discussion and Analysis of Financial
   Condition and Results of Operations                                  10


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                               13

SIGNATURES                                                              13

PART 1. FINANCIAL INFORMATION

ITEM I. Financial Statements

                              VERNITRON CORPORATION
                 Condensed Consolidated Statements of Operations
            (Unaudited, dollars in thousands, except per share data)

                                                        Quarter Ended June 30,
                                                     ---------------------------
                                                         1996            1995
                                                     -----------     -----------

Net Sales                                            $    26,062     $    16,854

Cost of sales                                             19,315          12,210
Selling, general and administrative expenses               4,581           3,497
Amortization of intangible assets                             66              52
                                                     -----------     -----------

Operating income                                           2,100           1,095

Interest expense                                             877             541
Other (income) expense                                       (14)              7
                                                     -----------     -----------

Income before taxes and extraordinary item                 1,237             547

Charge in lieu of taxes                                      508             214
                                                     -----------     -----------

Income before extraordinary item                             729             333

Extraordinary loss on early extinguishment
 of debt, net of tax benefit                                (173)           --
                                                     -----------     -----------

Net income                                                   556             333

Preferred stock dividends                                    221             137
                                                     -----------     -----------

Net income applicable to common shareholders         $       335     $       196
                                                     ===========     ===========

Earnings per Share:
  Earnings before extraordinary charge               $      0.18     $      0.08
  Extraordinary charge                                     (0.06)           --
                                                     -----------     -----------
                                                     $      0.12     $      0.08
                                                     ===========     ===========

Weighted average common shares outstanding             2,701,158       2,507,602
                                                     ===========     ===========

            See notes to condensed consolidated financial statements.

                              VERNITRON CORPORATION
                 Condensed Consolidated Statements of Operations
            (Unaudited, dollars in thousands, except per share data)

                                                      Six Months Ended June 30,
                                                     ---------------------------
                                                        1996            1995
                                                     -----------     -----------

Net Sales                                            $    43,093     $    33,750

Cost of sales                                             31,918          24,424
Selling, general and administrative expenses               7,846           7,125
Amortization of intangible assets                            118             104
                                                     -----------     -----------

Operating income                                           3,211           2,097

Interest expense                                           1,321           1,037
Other (income) expense                                       (21)             15
                                                     -----------     -----------

Income before taxes and extraordinary item                 1,911           1,045

Charge in lieu of taxes                                      792             408
                                                     -----------     -----------

Income before extraordinary item                           1,119             637

Extraordinary loss on early extinguishment
 of debt, net of tax benefit                                (173)           --
                                                     -----------     -----------

Net income                                                   946             637

Preferred stock dividends                                    405             258
                                                     -----------     -----------

Net income applicable to common shareholders         $       541     $       379
                                                     ===========     ===========

Earnings per Share:
  Earnings before extraordinary charge               $      0.28     $      0.15
  Extraordinary charge                                     (0.07)           --
                                                     -----------     -----------
                                                     $      0.21     $      0.15
                                                     ===========     ===========

Weighted average common shares outstanding             2,615,102       2,507,602
                                                     ===========     ===========

            See notes to condensed consolidated financial statements.

                              VERNITRON CORPORATION
                      Condensed Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                              June 30,     December 31,
                                                                                1996           1995
                                                                              -------        -------
                                                                            (Unaudited)
                                            ASSETS

CURRENT ASSETS
  Cash                                                                        $  --          $    91
  Accounts receivable - net                                                    14,607          8,525
  Inventories - net                                                            27,362         16,544
  Other current assets                                                            694            651
                                                                              -------        -------

    TOTAL CURRENT ASSETS                                                       42,663         25,811

PROPERTY, PLANT AND EQUIPMENT - net                                            17,170          7,603

EXCESS OF COST OVER NET ASSETS ACQUIRED - net                                   9,835          6,624

OTHER ASSETS                                                                    2,265            447
                                                                              -------        -------

    TOTAL ASSETS                                                              $71,933        $40,485
                                                                              =======        =======

                               LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                            $ 8,869        $ 5,315
  Accrued expenses and other liabilities                                        8,693          5,696
  Current portion of long-term debt and capital lease obligations               3,715            466
                                                                              -------        -------

    TOTAL CURRENT LIABILITIES                                                  21,277         11,477

LONG-TERM DEBT & CAPITAL LEASES, less current portion                          31,127         11,047

OTHER LONG-TERM LIABILITIES                                                     2,593          2,697

DEFERRED INCOME                                                                   453            519

SHAREHOLDERS' EQUITY:
  Preferred Stock, issued and outstanding 738,584
   shares in 1996 and 781,642 shares in 1995                                        7              8
  Common Stock, issued and outstanding 12,758,737
   shares in 1996 and 12,604,107 shares in 1995                                   128            126
  Capital in Excess of Par                                                     15,491         14,611
  Retained Earnings                                                               857           --
                                                                              -------        -------

    TOTAL SHAREHOLDERS' EQUITY                                                 16,483         14,745
                                                                              -------        -------

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $71,933        $40,485
                                                                              =======        =======

            See notes to condensed consolidated financial statements.

                              VERNITRON CORPORATION
                 Condensed Consolidated Statements of Cash Flows
                        (Unaudited, dollars in thousands)


                                                            Six Months Ended June 30,
                                                              --------------------
                                                                1996        1995
                                                              --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                    946         637
     Adjustments to reconcile net income to cash
      used in operating activities:
     Extraordinary loss, net                                       173        --
     Realization of net operating loss carryforward                653         376
     Depreciation and amortization                               1,256         780
     Increase in current assets, other than cash                (2,085)     (1,585)
     Decrease in current liabilities                            (1,350)     (1,436)
     Other - net                                                  (174)       (729)
                                                              --------    --------

NET CASH USED IN OPERATING ACTIVITIES                             (581)     (1,957)
                                                              --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                         (639)       (437)
     Acquisition of business, net of cash acquired (Note 2)     (4,835)       --
     Proceeds from sale of assets                                 --         1,495
                                                              --------    --------
NET CASH PROVIDED BY (USED IN) INVESTING
     ACTIVITIES                                                 (5,474)      1,058
                                                              --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from borrowings                                   54,061      18,712
     Repayment of borrowings                                   (47,677)    (17,756)
     Redemption of preferred stock odd lot shares                 (420)       --
                                                              --------    --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                        5,964         956
                                                              --------    --------

NET INCREASE (DECREASE) IN CASH                                    (91)         57

CASH AT BEGINNING OF PERIOD                                         91          27
                                                              --------    --------

CASH AT END OF PERIOD                                         $   --      $     84
                                                              ========    ========

            See notes to condensed consolidated financial statements.
                                       6

                              VERNITRON CORPORATION

        Notes to Condensed Consolidated Financial Statements (Unaudited)
                             (Dollars in thousands)

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include Vernitron Corporation and its subsidiaries (the "Company"). These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. Operating results for the quarter and six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and the Company's Current Reports on Form 8-K (see Item 6 (b) of this Form 10-Q).

Certain reclassifications have been made to previously reported financial statements to conform to current classifications.

Earnings per share data for the periods were computed by dividing net income applicable to common shareholders by the weighted average number of shares of common stock outstanding during such periods. The calculation of weighted average number of shares assumes the conversion of those common stock equivalents which have a dilutive effect on earnings for the period presented. Common stock equivalents consist of warrants issued in connection with the Company's new credit facility (see Note 3) and employee stock options.

Note 2 - Supplemental Cash Flow Information


                                                         Six Months Ended June 30,
                                                   ----------------------------------
                                                      1996                     1995
                                                   -----------            -----------

Cash paid for:
     Interest                                      $       669            $     1,024
                                                   ===========            ===========
     Income Taxes                                  $       373            $        51
                                                   ===========            ===========

Non-cash investing and financing acitivities:
     Equipment acquired under capital leases       $       464            $     --
                                                   ===========            ===========

Note 3 - Acquisition of Precision Aerotech, Inc.

On April 25, 1996, the Company completed its previously announced acquisition of Precision Aerotech, Inc. ("PAI"). Pursuant to the Agreement and Plan of Merger dated February 16, 1996, each outstanding share of common stock of PAI was canceled and converted into the right to receive $5.00 per share in cash. Based on 789,208 shares of PAI Common Stock outstanding immediately prior to the acquisition, the aggregate consideration paid therefor was $3.9 million. In addition, the Company repaid $12 million of borrowings under PAI term loans. Precision Aerotech designs, manufactures and markets laser scanners, precision metal optics, high performance air bearings and precision machined parts sold predominantly in commercial markets.

In order to obtain the funds necessary to finance the acquisition, to refinance PAI's and the Company's existing debt and pay the related fees and expenses of the transaction, Vernitron entered into a Credit Agreement, dated April 25, 1996, between the Company, the various banks named therein and Banque Paribas, as agent, providing for borrowings under a $36 million senior secured credit facility. The credit facility is comprised of (i) a term loan in the principal amount of $14 million maturing in four years, (ii) a term loan in the principal amount of $12 million maturing in six years and (iii) a revolving credit line in an

                              VERNITRON CORPORATION
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                             (Dollars in thousands)


aggregate principal amount of up to the lesser of $10 million or the borrowing base in effect from time to time, maturing in four years.

In connection with the acquisition and financing and before giving effect to the one-for-five reverse stock split (see Note 6), the Company granted to Banque Paribas a warrant (the "Banque Paribas Warrant") to acquire up to 666,312 shares of Common Stock at an exercise price of $.01 per share and a warrant to an affiliate of Banque Paribas, Paribas Principal, Inc., (the "Paribas Principal Warrant"), to acquire up to 776,388 shares of Common Stock at an exercise price of $1.25 per share. In connection therewith, the parties entered into a Warrant Purchase Agreement containing customary terms and conditions. The Company also authorized the granting to an affiliate of Donaldson, Lufkin & Jenrette Securities Corporation of a warrant (the "Donaldson Lufkin Jenrette Warrant") to acquire up to 100,000 shares of Common Stock at an exercise price of $1.25 per share. Adjusted to give effect to the reverse stock split, the Banque Paribas Warrant entitles the holder thereof to acquire up to 133,263 shares of at an exercise price of $.05 per share, the Paribas Principal Warrant entitles the holder thereof to acquire up to 155,278 shares at an exercise price of $6.25 per share and the Donaldson Lufkin & Jenrette Warrant entitles the holders thereof to acquire up to 20,000 shares at an exercise price of $6.25 per share.

The acquisition has been accounted for under the purchase method of accounting and, accordingly, the results of operations of PAI have been included in the accompanying consolidated financial statements since the date of acquisition. The cost of the acquisition has been allocated on the basis of the estimated fair market value of the assets acquired and liabilities assumed. This allocation resulted in an excess of cost over net assets acquired of approximately $3.3 million, which is being amortized over 35 years. The allocation of the purchase price is based on analysis and valuations as of the date of the acquisition, some of which are not yet completed. Accordingly, the final allocations may be different from the amounts reflected herein. Although the final allocations may differ, the unaudited condensed consolidated Balance Sheet as of June 30, 1996 reflects management's best estimate based on currently available information.

Summarized below are the unaudited pro forma results of operations of the Company as if PAI had been acquired at the beginning of the periods presented:

                                                              Pro Forma
                                                       Six Months Ended June 30,
                                                       -------------------------
                                                          1996           1995
                                                        -------        -------

         Net sales                                      $56,629        $54,071
         Income before extraordinary item                   862            940
         Net income                                         689            940

         Earnings per Share:
           Income before extraordinary item                 .18            .27
           Net income                                       .11            .27

The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisition taken place at the beginning of the periods presented or the future operating results of the combined companies. Pro forma income before extraordinary item and net income for the six months ended June 30, 1996 include certain special charges totaling approximately $450.

                              VERNITRON CORPORATION
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                             (Dollars in thousands)


Note 4 - Inventories

Inventories have been determined generally by lower of cost (first-in, first-out or average) or market. Inventories consist of:

                                                 June 30,           December 31,
                                                   1996                1995
                                                 -------             -------

          Raw materials                          $ 9,951             $ 7,203
          Work-in-process                         13,870               5,293
          Finished goods                           9,880               9,255
                                                 -------             -------
                                                  33,701              21,751
          Less reserves                            6,339               5,207
                                                 -------             -------
                                                 $27,362             $16,544
                                                 =======             =======


Note 5 - Other Information

                                                      June 30,   December 31,
                                                        1996         1995
                                                       ------       ------

        Allowance for doubtful accounts                $  448       $  278
                                                       ======       ======

        Accumulated depreciation and amortization
         of property, plant and equipment              $6,213       $5,075
                                                       ======       ======

        Accumulated amortization of excess of cost
         over net assets acquired                      $  952       $  836
                                                       ======       ======

Note 6 - Subsequent Events

On July 25, 1996, the Company completed a one-for-five reverse stock split of its $0.01 par value common stock following approval of the reverse stock split by the Company's stockholders at the Company's 1996 Annual Meeting of Stockholders. In conjunction with the split, an amendment has been made to the Company's Certificate of Incorporation reducing the number of shares of Common Stock authorized for issuance to 4,000,000. The reverse stock split reduces the number of shares of common stock outstanding from 12,758,737 to 2,551,747, subject to increase for the elimination of fractional interests. As of August 6, based on a preliminary calculation to date of shares of common stock required to eliminate fractional interests, 2,552,195 shares of common stock were outstanding. The stated par value of each share was not changed from $0.01. All earnings per share data presented in this report has been restated to reflect the reverse stock split.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands)

Results of Operations

On April 25, 1996, the Company completed its acquisition of PAI. The acquisition has been accounted for under the purchase method of accounting and, accordingly, the results of operations of PAI have been included in the Condensed Consolidated Statements of Operations since the date of acquisition. The sales of PAI's laser scanner, precision metal optics and high performance air bearing product lines are included in the Motion Control product group. The sales of the remaining PAI product line, precision machined parts, comprise the new Precision Machining product group.

Net sales by product group were as follows:

                                               Quarter Ended June 30,       Six Months Ended June 30,
                                               ----------------------       -------------------------
                                                 1996          1995             1996         1995
                                               --------      --------         --------     --------

Motion Control                                 $ 12,325      $  6,407         $ 18,100     $ 13,047

Industrial Components                            11,189        10,447           22,445       20,703

Precision Machining                               2,548                          2,548
                                               --------      --------         --------     --------
  Net Sales                                    $ 26,062      $ 16,854         $ 43,093     $ 33,750
                                               ========      ========         ========     ========


Quarter Ended June 30, 1996 Compared to the Quarter Ended June  31, 1995

Net sales for the second quarter of 1996 increased by $9.2 million or 55%, compared to the same period in 1995. The acquisition of PAI accounted for $8.2 million of the increase.

The Motion Control group's sales (electromagnetic components and subsystems, laser scanners, precision metal optics and high performance air bearings) increased in 1996 by $5.9 million, or 92%, as compared to 1995. The acquisition of PAI accounted for $5.8 million of the increase. Bookings for the group were $11.5 million in the second quarter of 1996, an increase of $4.3 million, or 60%, compared to the comparable quarter in 1995. The acquisition of PAI resulted in an increase in bookings of $5.8 million, while the remaining product lines within the group had a decrease in bookings of $1.5 million. This decrease is primarily due to lower European orders for industrial resolvers. The nature of the Motion Control group's bookings results in an uneven pattern from quarter to quarter and does not necessarily reflect overall business trends. Backlog at June 30, 1996, was $39.5 million, compared to $16.1 million at December 31, 1995. Of the $39.5 million backlog at June 30, 1996, $23.7 million relates to the PAI product lines.

The Industrial Components group's sales (bearings and connectors) increased in 1996 by $.7 million, or 7%, compared to 1995. Sales of bearings were up by 18%, reflecting increased business with original equipment manufacturers. Industrial Component's bookings for the quarter were $10.8 million, an increase of $.7 million, or 7%, compared to 1995, primarily as a result of higher bookings in the bearing product line. Backlog at June 30, 1996 was $11.1 million, compared to $11.9 at December 31, 1995.

The sales of the Precision Machining group (precision machined parts), acquired as a result of the acquisition of PAI, were $2.5 million. Bookings were $3.6 million in the second quarter of 1996. Backlog at June 30, 1996 was $15.8 million.

Operating income was $2.1 million in 1996, as compared to $1.1 million in 1995, representing a $1.0 million increase. This increase was primarily due to the higher sales volume. Gross margin on sales was $25.9% in 1996, as compared to 27.6% in 1995. This decrease was primarily due to an unfavorable sales mix in the Motion Control group.

Selling, general and administrative expenses increased by $1.1 million in 1996 primarily due to the acquisition of PAI. Selling, general and administrative expenses as a percentage of sales was 18% in 1996 compared to 21% in 1995.

Interest expense increased by $.3 million in 1996 as a result of higher average borrowings due to the acquisition of PAI. This was partially offset by the effect of lower interest rates resulting from a lower prime rate and more favorable terms under the Company's new credit facility (see Note 3 to the Condensed Consolidated Financial Statements).

Six Months Ended June 30, 1996 Compared to the Six Months Ended June 30, 1995

Net sales for the first half of 1996 increased by $9.3 million, or 28% compared to the same period in 1995. The acquisition of PAI accounted for $8.8 million of the increase.

The Motion Control group's sales (electromagnetic components and sub-systems, laser scanners, precision metal optics and high performance air bearings) increased in 1996 by $5.1 million, or 39%, as compared to 1995. The acquisition of PAI accounted for an increase in sales of $5.8 million. Bookings for the group were $17.5 million in 1996, an increase of $2.9 million or 20%, compared to 1995. The acquisition of PAI resulted in an increase in bookings of $5.8 million while the remaining product lines in the group had a decrease in bookings of $2.9 million This decrease is primarily due to lower European orders for industrial resolvers. The nature of the Motion Control group's bookings results in an uneven pattern from quarter to quarter and does not necessarily reflect overall business trends.

The Industrial Components group's sales (bearings and connectors) increased in 1996 by $1.7 million, or 8%, compared to 1995. Sales of bearings were up by 18%, reflecting increased business with original equipment manufacturers.
Industrial Component's bookings were $21.6 million, substantially the same as 1995.

The sales of the Precision Machining group (precision machined parts), acquired as a result of the acquisition of PAI, were $2.5 million.

Operating income was $3.2 million in 1996, as compared to $2.1 million in 1995, representing a $1.1 million increase. This increase was primarily due to the higher sales volume. Gross margin on sales was 25.9% in 1996, as compared to 27.6% in 1995. This decrease was primarily due to an unfavorable sales mix in the Motion Control group.

Selling, general and administrative expenses increased by $.7 million in 1996 primarily due to the acquisition of PAI. Selling, general and administrative expenses as a percentage of sales decreased to 18% in 1996, compared to 21% in 1995.

Interest expense increased $.2 million in the first half of 1996 as a result of higher average borrowings due to the acquisition of PAI. This was partially offset by the effect of lower interest rates resulting from a lower prime rate and the more favorable terms under the Company's new credit facility (see Note 3 to the Condensed Consolidated Financial Statements).

Liquidity and Capital Resources

Cash used in operations was $.6 million in 1996 as compared to $2.0 million in 1995. This improvement was primarily due to higher cash earnings in the current year.

Cash used in investing activities was $5.5 million in 1996 as compared to cash provided of $1.1 million in 1995. During the second quarter of 1996 the Company acquired PAI (see Note 3 to the Condensed Consolidated Financial Statements). During the first half of 1995, $1.5 million was generated from the sale of assets of the Electronics Components business which was discontinued during 1994.

Cash provided by financing activities was $6.0 million in 1996 as compared to $1.0 million in 1995. The increase is primarily due to the borrowings used to fund the aforementioned acquisition of PAI.

The Company had no material commitments for capital expenditures as of June 30, 1996.

On April 25, 1996, the Company entered into a new $36 million senior secured credit facility in connection with its acquisition of PAI (see Note 3 to the Condensed Consolidated Financial Statements). The Company believes this new credit facility and cash generated from the combined operations will be sufficient to meet the future capital expenditure and working capital requirements of the combined companies and required debt amortization under its new credit facility.

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

a)    Exhibits:

      Exhibit 27 - Financial Data Schedule (for SEC use only).

b)    Reports on Form 8-K

      During the quarter ended June 30, 1996, the Company filed three reports on Form 8-K all relating to its acquisition of PAI. The first report dated April 25, 1996 included a press release announcing the Company's consummation of its acquisition of PAI. The second and third reports dated May 7 and June 13, provided the information required by Item 2 and Item 7 of Form 8-K, respectively.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: August 12, 1996                 VERNITRON CORPORATION



                                      By: /s/ Stephen W. Bershad
                                          --------------------------------------
                                          Stephen W. Bershad
                                          Chief Executive Officer


                                      By: /s/ Raymond F. Kunzmann
                                          --------------------------------------
                                          Raymond F. Kunzmann
                                          Vice President - Finance, Controller
                                          and Chief Financial Officer