Form 10-Q
period 1996-09-30
VERNITRON CORP
filed 1996-11-14
CIK 206030

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996

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

2,561,920 shares of Common Stock, $.01 par value, were outstanding as of November 7, 1996.

                              VERNITRON CORPORATION
                                      INDEX

                                                                    Page
                                                                    ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

  Condensed Consolidated Statements of Operations -
  Quarter Ended September 30, 1996 and 1995                           3

  Condensed Consolidated Statements of Operations -
  Nine Months Ended September 30, 1996 and 1995                       4

  Condensed Consolidated Balance Sheets -
  September 30, 1996 and December 31, 1995                            5

  Condensed Consolidated Statements of Cash Flows-
  Nine Months Ended September 30, 1996 and 1995                       6

  Notes to Condensed Consolidated Financial Statements                7


Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                11


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                            14

SIGNATURES                                                           14

PART 1. FINANCIAL INFORMATION

ITEM I. Financial Statements

                              VERNITRON CORPORATION
                 Condensed Consolidated Statements of Operations
            (Unaudited, dollars in thousands, except per share data)

                                                    Quarter Ended September 30,
                                                     -------------------------
                                                         1996          1995
                                                     -----------   -----------

Net Sales                                            $    27,640   $    15,633

Cost of sales                                             20,863        11,806
Selling, general and administrative expenses               4,938         2,848
Amortization of intangible assets                             79            53
                                                     -----------   -----------

Operating income                                           1,760           926

Interest expense                                           1,012           497
Other (income) expense                                        (4)          234
                                                     -----------   -----------

Income before taxes                                          752           195

Charge in lieu of taxes                                      323            76
                                                     -----------   -----------

Net income                                                   429           119

Preferred stock dividends                                    221           159
                                                     -----------   -----------

Net income (loss) applicable to common shareholders  $       208   $       (40)
                                                     ===========   ===========


Earnings (loss) per share:                           $      0.08   $     (0.02)
                                                     ===========   ===========

Weighted average common shares outstanding             2,757,746     2,508,155
                                                     ===========   ===========


           See notes to condensed consolidated financial statements.

                              VERNITRON CORPORATION
                 Condensed Consolidated Statements of Operations
            (Unaudited, dollars in thousands, except per share data)

                                                       Nine Months Ended
                                                           September 30,
                                                   ------------------------
                                                         1996          1995
                                                   -------------   --------

     Net Sales                                     $    70,733   $   49,383

     Cost of sales                                      52,781       36,230
     Selling, general and administrative expenses       12,784        9,973
     Amortization of intangible assets                     197          157
                                                   -----------   ----------

     Operating income                                    4,971        3,023

     Interest expense                                    2,333        1,534
     Other (income) expense                                (25)         249
                                                   -----------   ----------

     Income before taxes and extraordinary item          2,663        1,240

     Charge in lieu of taxes                             1,115          484
                                                   -----------   ----------

     Income before extraordinary item                    1,548          756

     Extraordinary loss on early extinguishment
      of debt, net of tax benefit                         (173)          --
                                                   -----------   ----------

     Net income                                          1,375          756

     Preferred stock dividends                             626          417
                                                   -----------   ----------

     Net income applicable to common shareholders  $       749   $      339
                                                   ===========   ==========

     Earnings per share:
       Earnings before extraordinary charge        $      0.34   $     0.14
       Extraordinary charge                              (0.06)          --
                                                   -----------   ----------
                                                   $      0.28   $     0.14
                                                   ===========   ==========

     Weighted average common shares outstanding      2,662,650    2,507,789
                                                   ===========   ==========


           See notes to condensed consolidated financial statements.

                                 VERNITRON CORPORATION
                      Condensed Consolidated Balance Sheets
                             (Dollars in thousands)

                                                     September 30,  December 31,
                                                          1996          1995
                                                     ------------- -------------
                                                      (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                   $ 5,552        $    91
  Accounts receivable - net                               13,936          8,525
  Inventories - net                                       28,511         16,544
  Other current assets                                       697            651
                                                     ------------- -------------

    TOTAL CURRENT ASSETS                                  48,696         25,811

PROPERTY, PLANT AND EQUIPMENT - net                       16,600          7,603

EXCESS OF COST OVER NET ASSETS ACQUIRED - net              9,755          6,624

OTHER ASSETS                                               1,959            447
                                                     ------------- -------------

    TOTAL ASSETS                                         $77,010        $40,485
                                                     ============= =============

           LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                       $ 8,755        $ 5,315
  Accrued expenses and other liabilities                   9,211          5,696
  Current portion of long-term debt and                    4,368            466
  capital lease obligations                          ------------- -------------

    TOTAL CURRENT LIABILITIES                             22,334         11,477

LONG-TERM DEBT & CAPITAL LEASES, less current portion     34,807         11,047

OTHER LONG-TERM LIABILITIES                                2,314          2,697

DEFERRED INCOME                                              420            519

SHAREHOLDERS' EQUITY:
  Preferred Stock, issued and outstanding 738,584
   shares in 1996 and 781,642 shares in 1995                   7              8
  Common Stock, issued and outstanding 2,561,920
   shares in 1996 and 2,520,821 shares in 1995                26             25
  Capital in Excess of Par                                15,817         14,712
  Retained Earnings                                        1,285             --
                                                     ------------- -------------

    TOTAL SHAREHOLDERS' EQUITY                            17,135         14,745
                                                     ------------- -------------

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $77,010        $40,485
                                                     ============= =============

           See notes to condensed consolidated financial statements.

                               VERNITRON CORPORATION
                 Condensed Consolidated Statements of Cash Flows
                        (Unaudited, dollars in thousands)

                                                            Nine Months Ended
                                                              September 30,
                                                            -------------------
                                                              1996        1995
                                                            --------   --------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                             $  1,375   $    756
     Adjustments to reconcile net income to cash
      used in operating activities:
     Extraordinary loss, net                                     173         --
     Realization of net operating loss carryforward              877        436
     Depreciation and amortization                             2,334      1,179
     Increase in current assets, other than cash              (2,566)    (1,085)
     Decrease in current liabilities                            (946)    (1,158)
     Decrease in long-term liabilities                          (508)      (615)
     Other - net                                                 354       (343)
                                                            --------   --------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            1,093       (830)
                                                            --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                     (1,272)      (727)
     Acquisition of business, net of cash acquired (Note 2)   (4,835)        --
     Proceeds from sale of assets                                206      2,929
                                                            --------   --------
NET CASH PROVIDED BY (USED IN) INVESTING
     ACTIVITIES                                               (5,901)     2,202
                                                            --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from borrowings                                 62,786     51,831
     Repayment of borrowings                                 (52,097)   (53,149)
     Redemption of preferred stock odd lot shares               (420)      --
                                                            --------   --------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           10,269     (1,318)
                                                            --------   --------

NET INCREASE IN CASH                                           5,461         54

CASH AT BEGINNING OF PERIOD                                       91         27
                                                            --------   --------

CASH AT END OF PERIOD                                       $  5,552   $     81
                                                            ========   ========

           See notes to condensed consolidated financial statements.

                              VERNITRON CORPORATION

        Notes to Condensed Consolidated Financial Statements (Unaudited)
                             (Dollars in thousands)

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include Vernitron Corporation and its subsidiaries (the "Company"). These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. Operating results for the quarter and nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and the Company's Current Reports on Form 8-K.

Certain reclassifications have been made to previously reported financial statements to conform to current classifications.

Earnings per share data for the periods were computed by dividing net income applicable to common shareholders by the weighted average number of shares of common stock outstanding during such periods. The calculation of weighted average number of shares assumes the conversion of those common stock equivalents which have a dilutive effect on earnings for the period presented. Common stock equivalents consist of warrants issued in connection with the Company's new credit facility (see Note 5) and employee stock options.

Note 2 - Supplemental Cash Flow Information

                                                      Nine Months Ended
                                                        September 30,
                                                     --------------------
                                                      1996          1995
                                                     ------        ------

Cash paid for:
     Interest                                        $1,395        $1,446
                                                     ======        ======
     Income Taxes                                    $  441        $   55
                                                     ======        ======

Non-cash investing and financing acitivities:
     Equipment acquired under capital leases         $  590        $   --
                                                     ======        ======

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

                              VERNITRON CORPORATION
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                             (Dollars in thousands)


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

Summarized below are the unaudited pro forma results of operations of the Company as if PAI had been acquired at the beginning of the periods presented:

                                             Pro Forma
                                        Nine Months Ended
                                          September 30,
                                       --------------------
                                        1996         1995
                                       -------     --------

Net sales                              $84,269     $81,848
Income before extraordinary item         1,358       1,890
Net income                               1,185       1,890

Earnings per share:
  Income before extraordinary item        0.27        0.59
  Net income                              0.21        0.59


The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisition taken place at the beginning of the periods presented or the future operating results of the combined companies. Pro forma income before extraordinary item and net income for the nine months ended September 30, 1996 include certain special charges totaling approximately $450.

Note 4 - Inventories

Inventories have been determined generally by lower of cost (first-in, first-out or average) or market. Inventories consist of:

                    September 30,              December 31,
                         1996                      1995
                        -------                  -------

Raw materials           $ 9,915                  $ 7,203
Work-in-process          13,999                    5,293
Finished goods           10,536                    9,255
                        -------                  -------
                         34,450                   21,751
Less reserves             5,939                    5,207
                        -------                  -------
                        $28,511                  $16,544
                        =======                  =======

                              VERNITRON CORPORATION
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                             (Dollars in thousands)

Note 5 - Long-Term Debt

In order to obtain the funds necessary to finance the Company's acquisition of PAI (see Note 3), to refinance PAI's and the Company's existing debt and pay the fees and expenses related to the acquisition and refinancing, Vernitron entered into a Credit Agreement, dated April 25, 1996 (and subsequently amended as of September 25, 1996), between the Company, the various banks named therein and Banque Paribas, as agent, providing for borrowings under a $37 million senior secured credit facility (the "Credit Facility"). The Credit Facility is comprised of (i) a term loan in the principal amount of $14 million maturing in four years, (ii) a term loan in the principal amount of $12 million maturing in six years and (iii) a revolving credit line in an aggregate principal amount of up to the lesser of $11 million or the borrowing base in effect from time to time, maturing in four years. The Credit Facility contains certain provisions and covenants which, among other things, impose limitations with respect to the incurrence of additional liens and indebtedness, mergers, consolidations and specified sales of assets, and requires the Company to meet certain financial tests including minimum levels of earnings and net worth and various other financial ratios. In addition, the Credit Facility prohibits the payment of cash dividends. The cumulative dividends in arrears on the Company's Preferred Stock as of September 30, 1996 was $536.

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

Note 6 - Common Stock

On July 25, 1996, the Company completed a one-for-five reverse stock split of its $0.01 par value common stock following approval of the reverse stock split by the Company's stockholders at the Company's 1996 Annual Meeting of Stockholders. In conjunction with the split, the Company's Certificate of Incorporation has been amended to reduce the number of shares of Common Stock authorized for issuance to 4,000,000. The reverse stock split reduced the number of shares of common stock outstanding from 12,758,737 to 2,552,195. The stated par value of each share was not changed from $0.01. All earnings per share data presented in this report has been restated to reflect the reverse stock split.

                              VERNITRON CORPORATION
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                             (Dollars in thousands)

Note 7 - Other Information

                                                  September 30,     December 31,
                                                      1996              1995
                                                     ------           ------

Allowance for doubtful accounts                      $  456           $  278
                                                     ======           ======

Accumulated depreciation and amortization
 of property, plant and equipment                    $7,136           $5,075
                                                     ======           ======

Accumulated amortization of excess of cost
 over net assets acquired                            $1,033           $  836
                                                     ======           ======

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

Net sales by product group were as follows:

                                 Quarter Ended        Nine Months Ended
                                 September 30,            September 30,
                             -------------------     -------------------
                               1996        1995        1996        1995
                             -------     -------     -------     -------

Motion Control               $13,998     $ 5,634     $32,098     $18,681
Industrial Components         10,235       9,999      32,680      30,702
Precision Machining            3,407                   5,955
                             -------     -------     -------     -------
  Net Sales                  $27,640     $15,633     $70,733     $49,383
                             =======     =======     =======     =======


Quarter Ended September 30, 1996 Compared to the Quarter Ended September 30,
1995

Net sales for the third quarter of 1996 increased by $12 million or 77%, compared to the same period in 1995. The acquisition of PAI accounted for $11 million of the increase.

The Motion Control group's sales (electromagnetic components and subsystems, laser scanners, precision metal optics and high performance air bearings) increased in 1996 by $8.4 million, or 149%, as compared to 1995. The acquisition of PAI accounted for $7.6 million of the increase. Bookings for the group were $13.9 million in the third quarter of 1996, an increase of $9.2 million, or 196%, compared to the comparable quarter in 1995. The acquisition of PAI resulted in an increase in bookings of $8.8 million. The nature of the Motion Control group's bookings results in an uneven pattern from quarter to quarter and does not necessarily reflect overall business trends. Backlog at September 30, 1996, was $38.3 million, compared to $16.1 million at December 31, 1995. Of the $38.3 million backlog at September 30, 1996, $24.1 million relates to the PAI product lines.

The Industrial Components group's sales (bearings and connectors) increased in 1996 by $.2 million, or 2%, compared to 1995. Bookings for the group were $10 million, a decrease of $.4 million, or 4%, compared to 1995, primarily as a result of lower bookings in the bearing product line reflecting a softening of orders from original equipment manufacturers. Backlog at September 30, 1996 was $10.8 million, compared to $11.9 at December 31, 1995.

The sales of the Precision Machining group (precision machined parts), acquired as a result of the acquisition of PAI, were $3.4 million. Bookings were $5.3 million in the third quarter of 1996. Backlog at September 30, 1996 was $16.8 million.

Operating income was $1.8 million in 1996, as compared to $.9 million in 1995, representing a $.9 million increase. This increase was primarily due to the higher sales volume. Gross margin on sales was 24.5% in both 1996 and 1995.

Selling, general and administrative expenses increased by $2.1 million in 1996 primarily due to the acquisition of PAI. Selling, general and administrative expenses as a percentage of sales was 18% in both 1996 and 1995.

Interest expense increased by $.5 million in 1996 as a result of higher average borrowings due to the acquisition of PAI. This was partially offset by the effect of lower interest rates resulting from a lower prime rate and more favorable terms under the Company's new credit facility (see Note 5 to the Condensed Consolidated Financial Statements).

Nine Months Ended September 30, 1996 Compared to the Nine Months Ended September 30, 1995

Net sales for the first nine months of 1996 increased by $21.3 million, or 43% compared to the same period in 1995. The acquisition of PAI accounted for $19.3 million of the increase.

The Motion Control group's sales (electromagnetic components and sub-systems, laser scanners, precision metal optics and high performance air bearings) increased in 1996 by $13.4 million, or 72%, as compared to 1995. The acquisition of PAI accounted for substantially all of the increase in sales. Bookings for the group were $31.4 million in 1996, an increase of $12.1 million or 63%, compared to 1995. The acquisition of PAI resulted in an increase in bookings of $14.6 million while the remaining product lines in the group had a decrease in bookings of $2.5 million This decrease is primarily due to lower European orders for industrial resolvers and lower government spare parts orders for potentiometers. The nature of the Motion Control group's bookings results in an uneven pattern from quarter to quarter and does not necessarily reflect overall business trends.

The Industrial Components group's sales (bearings and connectors) increased in 1996 by $2 million, or 6%, compared to 1995. Sales of bearings were up by 13%, reflecting increased business with original equipment manufacturers. Industrial Component's bookings were $31.7 million, a decrease of $.3 million, or 1%, compared to 1995.

The sales and bookings of the Precision Machining group (precision machined parts), acquired as a result of the acquisition of PAI, were $6 million and $8.9 million, respectively.

Operating income was $5 million in 1996, as compared to $3 million in 1995, representing a $2 million increase. This increase was primarily due to the higher sales volume partially offset by an unfavorable sales mix of lower margin products in the Motion Control Group. Gross margin on sales was 25.4% in 1996, as compared to 26.6% in 1995.

Selling, general and administrative expenses increased by $2.8 million in 1996 primarily due to the acquisition of PAI. Selling, general and administrative expenses as a percentage of sales decreased to 18% in 1996, compared to 20% in 1995.

Interest expense increased $.8 million in the first nine months of 1996 as a result of higher average borrowings due to the acquisition of PAI. This was partially offset by the effect of lower interest rates resulting from a lower prime rate and the more favorable terms under the Company's new credit facility (see Note 5 to the Condensed Consolidated Financial Statements).

Liquidity and Capital Resources

Cash provided by operations was $1 million in 1996 as compared to cash used of $.8 million in 1995. This improvement was primarily due to higher cash earnings in the current year partially offset by an increased level of investment in working capital.

Cash used in investing activities was $5.9 million in 1996 as compared to cash provided of $2.2 million in 1995. During the second quarter of 1996 the Company acquired PAI (see Note 3 to the Condensed Consolidated Financial Statements). During the first nine months of 1995, $2.9 million was generated from the sale of assets of the Electronics Components business which was discontinued during 1994 and from the sale of its idle Deer Park, New York facility.

Cash provided by financing activities was $10.3 million in 1996 as compared to cash used of $1.3 million in 1995. The increase is primarily due to the borrowings used to fund the aforementioned acquisition of PAI (see Note 3 to the Condensed

Consolidated Financial Statements) and an unusually high cash balance at the end of the quarter due to the timing of cash receipts and reductions of borrowing under the Company's revolving credit line.

The Company had no material commitments for capital expenditures as of September 30, 1996.

As discussed in Note 5 to the Condensed Consolidated Financial Statements, the Company entered into a new $37 million senior secured credit facility in connection with its acquisition of PAI. The Company believes this new credit facility and cash generated from the combined operations will be sufficient to meet the future capital expenditure and working capital requirements of the combined companies and required debt amortization under its new credit facility.

                           PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

a)    Exhibits:

      Exhibit 3:  Amendment to Articles of Incorporation

      Exhibit 10:  Amendment No. 1 to Bank Credit Agreement

      Exhibit 27: Financial Data Schedule (for SEC use only).

      Exhibit 99: Press release, dated October 7, 1996.

b)    Reports on Form 8-K

      None.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  November 13, 1996                            VERNITRON CORPORATION



                                   By:    /s/ Stephen W. Bershad
                                      ----------------------------
                                         Stephen W. Bershad
                                         Chief Executive Officer


                                   By:    /s/ Raymond F. Kunzmann
                                      ----------------------------
                                         Raymond F. Kunzmann
                                         Vice President - Finance, Controller
                                         and Chief Financial Officer