Form 10-Q/A
period 1996-06-30
VERNITRON CORP
filed 1996-12-24
CIK 206030

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                  FORM 10-QA-1


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 1996

                         COMMISSION FILE NUMBER 0-16182


                            AXSYS TECHNOLOGIES, INC.


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


                              VERNITRON CORPORATION
                   (former name, if changed since last report)


INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS:

                                    YES X     NO
                                       ---




2,568,940 SHARES OF COMMON STOCK, $.01 PAR VALUE, WERE OUTSTANDING AS OF DECEMBER 20, 1996.

                              VERNITRON CORPORATION

                                      INDEX


On December 11, 1996, the Registrant sold its wholly-owned subsidiary, L&S Machine Co., Inc., which was acquired as part of its acquisition of Precision Aerotech, Inc., on April 25, 1996. Since the acquisition, the Registrant has included in its consolidated results of operations through June 30, 1996, sales, operating income and interest expense attributable to L&S of $2,548,000, $160,000 and $279,000, respectively. The Registrant is filing this amendment to its Quarterly Report on Form 10-Q for the period ended June 30, 1996 to report L&S as an asset held for disposal as of April 26, 1996. Accordingly, no gain will be recorded in connection with the sale of L&S. Earnings per share applicable to the Registrant's Common Stock, as originally reported, were $.12 and $.21 for the quarter and six-month periods ended June 30, 1996, respectively. After giving effect to the amendment, earnings per share for the quarter and six-month periods ended June 30, 1996 will be $.15 and $.24, respectively.


                                                                          PAGE
                                                                          ----

PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements (Unaudited):

  Condensed Consolidated Statements of Operations -
   Quarter Ended June 30, 1996 and 1995                                      3

  Condensed Consolidated Statements of Operations -
   Six Months Ended June 30, 1996 and 1995                                   4

  Condensed Consolidated Balance Sheets -
   June 30, 1996 and December 31, 1995                                       5

  Condensed Consolidated Statements of Cash Flows-
   Six Months Ended June 30, 1996 and 1995                                   6

  Notes to Condensed Consolidated Financial Statements                       7


Item 2.  Management's Discussion and Analysis of Financial
   Condition and Results of Operations                                      10

PART II.  OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K                                   13

SIGNATURES                                                                  13
----------

PART 1. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

                        VERNITRON CORPORATION

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
       (Unaudited, dollars in thousands, except per share data)



                                                        QUARTER ENDED JUNE 30,
                                                --------------------------------
                                                      1996             1995
                                                  -----------     -----------

Net Sales                                         $    23,514     $    16,854
Cost of sales                                          17,287          12,210
Selling, general and administrative expenses            4,237           3,497
Amortization of intangible assets                          50              52
                                                  -----------     -----------
Operating income                                        1,940           1,095


Interest expense                                          598             541
Other (income) expense                                     (6)              7
                                                  -----------     -----------
Income before taxes and extraordinary item              1,348             547
Charge in lieu of taxes                                   536             214
                                                  -----------     -----------
Income before extraordinary item                          812             333

Extraordinary loss on early extinguishment
 of debt, net of tax benefit                             (173)           --
                                                  -----------     -----------
Net income                                                639             333
Preferred stock dividends                                 221             137
                                                  -----------     -----------
Net income applicable to common shareholders      $       418     $       196
                                                  ===========     ===========
Earnings per share:
  Earnings before extraordinary charge            $      0.21     $      0.08
  Extraordinary charge                                  (0.06)           --
                                                  -----------     -----------
                                                  $      0.15     $      0.08
                                                  ===========     ===========
Weighted average common shares outstanding          2,701,158       2,507,602
                                                  ===========     ===========



      See notes to condensed consolidated financial statements.

                              VERNITRON CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            (Unaudited, dollars in thousands, except per share data)



                                                      SIX MONTHS ENDED JUNE 30,
                                                     --------------------------
                                                         1996           1995
                                                     ------------    -----------

Net Sales                                            $    40,545     $    33,750


Cost of sales                                             29,890          24,424
Selling, general and administrative expenses               7,502           7,125
Amortization of intangible assets                            102             104
                                                     ------------    -----------

Operating income                                           3,051           2,097

Interest expense                                           1,042           1,037
Other (income) expense                                       (13)             15
                                                     ------------    -----------

Income before taxes and extraordinary item                 2,022           1,045

Charge in lieu of taxes                                      820             408
                                                     -----------     -----------

Income before extraordinary item                           1,202             637

Extraordinary loss on early extinguishment
 of debt, net of tax benefit                                (173)           --
                                                     -----------     -----------
Net income                                                 1,029             637

Preferred stock dividends                                    405             258
                                                     -----------     -----------
Net income applicable to common shareholders         $       624     $       379
                                                     ===========     ===========

Earnings per Share:

  Earnings before extraordinary charge               $      0.31     $      0.15
  Extraordinary charge                                     (0.07)            --
                                                     -----------     -----------
                                                     $      0.24     $      0.15
                                                     ===========     ===========
Weighted average common shares outstanding             2,615,102       2,507,602
                                                     ===========     ===========


            See notes to condensed consolidated financial statements.

                              VERNITRON CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)



                                                                   JUNE 30,      DECEMBER 31,
                                                                     1996            1995
                                                                  -----------   -------------
                                                                  (Unaudited)

                                     ASSETS

CURRENT ASSETS

  Cash                                                              $   229          $    91
  Accounts receivable - net                                          13,878            8,525
  Inventories - net                                                  22,977           16,544
  Other current assets                                                  732              651
                                                                    -------          -------

    TOTAL CURRENT ASSETS                                             37,816           25,811

PROPERTY, PLANT AND EQUIPMENT - net                                  13,116            7,603

EXCESS OF COST OVER NET ASSETS ACQUIRED - net                         6,522            6,624

NET ASSETS HELD FOR DISPOSAL                                          9,987

OTHER ASSETS                                                            711              447

                                                                    -------          -------
      TOTAL ASSETS                                                  $68,152          $40,485
                                                                    =======          =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                                  $ 7,561          $ 5,315
  Accrued expenses and other liabilities                              7,819            5,696
  Current portion of long-term debt and capital lease obligations     3,019              466
                                                                    -------          -------

    TOTAL CURRENT LIABILITIES                                        18,399           11,477

LONG-TERM DEBT & CAPITAL LEASES, less current portion                30,141           11,047

OTHER LONG-TERM LIABILITIES                                           2,593            2,697

DEFERRED INCOME                                                         453              519

SHAREHOLDERS' EQUITY:

  Preferred Stock, issued and outstanding 738,584
   shares in 1996 and 781,642 shares in 1995                              7                8
  Common Stock, issued and outstanding 12,758,737
   shares in 1996 and 12,604,107 shares in 1995                         128              126
  Capital in Excess of Par                                           15,491           14,611
  Retained Earnings                                                     940             --
                                                                    -------          -------

    TOTAL SHAREHOLDERS' EQUITY                                       16,566           14,745
                                                                    -------          -------

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $68,152          $40,485
                                                                    =======          =======



            See notes to condensed consolidated financial statements.

                              VERNITRON CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Unaudited, dollars in thousands)



                                                               Six Months Ended June 30,

                                                            ---------------------------------
                                                                1996                1995
                                                            -------------       -------------

CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income                                                    1,029                 637
     Adjustments to reconcile net income to cash
      used in operating activities:
     Extraordinary loss, net                                         173                   -
     Realization of net operating loss carryforward                  653                 376
     Depreciation and amortization                                 1,099                 780
     Increase in current assets, other than cash                  (1,932)             (1,585)
     Decrease in current liabilities                              (1,355)             (1,436)
     Other - net                                                    (333)               (729)
                                                            -------------       -------------

NET CASH USED IN OPERATING ACTIVITIES                               (666)             (1,957)
                                                            -------------       -------------
CASH FLOWS FROM INVESTING ACTIVITIES:

     Capital expenditures                                           (580)               (437)
     Acquisition of business, net of cash acquired                (4,728)                  -
     Proceeds from sale of assets                                      -               1,495
                                                            -------------       -------------
NET CASH PROVIDED BY (USED IN) INVESTING
     ACTIVITIES                                                   (5,308)              1,058
                                                            -------------       -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from borrowings                                     54,061              18,712
     Repayment of borrowings                                     (47,529)            (17,756)
     Redemption of preferred stock odd lot shares                   (420)                  -
                                                            -------------       -------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                          6,112                 956
                                                            -------------       -------------


NET INCREASE IN CASH                                                 138                  57

CASH AT BEGINNING OF PERIOD                                           91                  27
                                                            -------------       -------------

CASH AT END OF PERIOD                                        $       229         $        84
                                                            =============       =============

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

NOTE 2 - SUPPLEMENTAL CASH FLOW INFORMATION
-------------------------------------------

                                                Six Months Ended June 30,
                                                -------------------------
                                                 1996               1995
                                                ------            -------

Cash paid for:
   Interest                                     $  669            $ 1,024
                                                ======            =======
   Income Taxes                                 $  373            $    51
                                                ======            =======

Non-cash investing and financing activities:
   Equipment acquired under capital leases      $  464            $   -
                                                ======            =======

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

The acquisition has been accounted for under the purchase method of accounting and, accordingly, the results of operations of PAI have been included in the accompanying consolidated financial statements since the date of acquisition. The cost of the acquisition has been allocated on the basis of the estimated fair market value of the assets acquired and liabilities assumed. During the acquisition process, the Company determined that L&S Machine Company, Inc., ("L&S"), a wholly-owned subsidiary of PAI which manufactures structural components for the aerospace industry, did not fit its long-term strategy and would be subsequently sold. As a result, L&S has been accounted for as a net asset held for disposal as of the PAI acquisition date. The portion of the PAI acquisition cost allocated to this asset represents the net proceeds expected to be realized upon sale, which includes an amount for estimated results of operations of the L&S business during the holding period. Through June 30, 1996, L&S had sales and operating income of $2,548 and $160, respectively. In addition, the amount of interest expense attributable to L&S through June 30, 1996 was $279. The allocation of the purchase price is based on analysis and valuations as of the date of the acquisition, some of which are not yet completed. Accordingly, the final allocations may be different from the amounts reflected herein. Although the final allocations may differ, the unaudited condensed consolidated Balance Sheet as of June 30, 1996 reflects management's best estimate based on currently available information.

Summarized below are the unaudited pro forma results of operations of the Company as if PAI had been acquired at the beginning of the periods presented:


                                               Pro Forma
                                       Six Months Ended June 30,
                                       -------------------------
                                         1996              1995
                                       -------           -------

Net sales                              $50,047           $47,128
Income before extraordinary item         1,139               953
Net income                                 966               953

Earnings per Share:
 Income before extraordinary item         0.28              0.28
 Net income                               0.21              0.28


The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisition taken place at the beginning of the periods presented or the future operating results of the combined companies. Pro forma income before extraordinary item and net income for the six months ended June 30, 1996 include certain special charges totaling approximately $400.

                              VERNITRON CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)



Note 4 - Inventories
--------------------

Inventories have been determined generally by lower of cost (first-in, first-out or average) or market.
Inventories consist of:


                                              June 30,          December 31,
                                                1996               1995
                                            ------------       -------------

Raw materials                                $    9,017         $     7,203
Work-in-process                                  10,513               5,293
Finished goods                                    9,356               9,255
                                            ------------       -------------
                                                 28,886              21,751
Less reserves                                     5,909               5,207
                                            ------------       -------------
                                             $   22,977          $   16,544
                                            ============       =============


NOTE 5 - OTHER INFORMATION
--------------------------

                                              June 30,          December 31,
                                                1996               1995
                                            ------------       -------------

Allowance for doubtful accounts              $      422          $      278
                                            ============       =============

Accumulated depreciation and amortization
 of property, plant and equipment            $    6,072          $    5,075
                                            ============       =============
Accumulated amortization of excess of cost
 over net assets acquired                    $      938          $      836
                                            ============       =============



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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands)

RESULTS OF OPERATIONS


On April 25, 1996, the Company completed its acquisition of PAI. The acquisition has been accounted for under the purchase method of accounting and, accordingly, the results of PAI's continuing product lines have been included in the Condensed Consolidated Statements of Operations since the date of acquisition. Net sales from the continuing PAI product lines are included in the Motion Control product group.

Net sales by product group were as follows:


                         Quarter Ended June 30,      Six Months Ended June 30,
                        ------------------------    ---------------------------
                           1996          1995          1996             1995
                        ----------    ----------    ----------       ----------

Motion Control           $12,325       $ 6,407       $18,100          $13,047
Industrial Components     11,189        10,447        22,445           20,703
                         -------       -------       -------          -------
 Net Sales               $23,514       $16,854       $40,545          $33,750
                         =======       =======       =======          =======



QUARTER ENDED JUNE 30, 1996 COMPARED TO THE QUARTER ENDED JUNE  30, 1995
------------------------------------------------------------------------

Net sales for the second quarter of 1996 increased by $6.7 million or 40%, compared to the same period in 1995. The acquisition of PAI accounted for $5.8 million of the increase.

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

Operating income was $1.9 million in 1996, as compared to $1.1 million in 1995, representing a $.8 million increase. This increase was primarily due to the higher sales volume. Gross margin on sales was 26.5% in 1996, as compared to 27.6% in 1995. This decrease was primarily due to an unfavorable sales mix in the Motion Control group.

Selling, general and administrative expenses increased by $.7 million in 1996 primarily due to the acquisition of PAI. Selling, general and administrative expenses as a percentage of sales was 18% in 1996 compared to 21% in 1995.

Interest expense increased by $.1 million in 1996 as a result of higher average borrowings due to the acquisition of PAI. The effect of the higher average borrowings was substantially offset by the reduction of interest expense attributed to net assets held for disposal (see Note 3 to the Condensed Consolidated Financial Statements) and the effect of lower interest rates resulting from a lower prime rate and more favorable terms under the Company's new credit facility (see Note 3 to the Condensed Consolidated Financial Statements).

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1995
-----------------------------------------------------------------------------

Net sales for the first half of 1996 increased by $6.8 million, or 20% compared to the same period in 1995. The acquisition of PAI accounted for $5.8 million of the increase.

The Motion Control group's sales (electromagnetic components and sub-systems, laser scanners, precision metal optics and high performance air bearings) increased in 1996 by $5.1 million, or 39%, as compared to 1995. The acquisition of PAI accounted for an increase in sales of $5.8 million. Bookings for the group were $17.5 million in 1996, an increase of $2.9 million or 20%, compared to 1995. The acquisition of PAI resulted in an increase in bookings of $5.8 million while the remaining product lines in the group had a decrease in bookings of $2.9 million. This decrease is primarily due to lower European orders for industrial resolvers. The nature of the Motion Control group's bookings results in an uneven pattern from quarter to quarter and does not necessarily reflect overall business trends.

The Industrial Components group's sales (bearings and connectors) increased in 1996 by $1.7 million, or 8%, compared to 1995. Sales of bearings were up by 18%, reflecting increased business with original equipment manufacturers.

Industrial Component's bookings were $21.6 million, substantially the same as 1995.

Operating income was $3.1 million in 1996, as compared to $2.1 million in 1995, representing a $1.0 million increase. This increase was primarily due to the higher sales volume. Gross margin on sales was 26.3% in 1996, as compared to 27.6% in 1995. This decrease was primarily due to an unfavorable sales mix in the Motion Control group.

Selling, general and administrative expenses increased by $.4 million in 1996 primarily due to the acquisition of PAI. Selling, general and administrative expenses as a percentage of sales decreased to 18% in 1996, compared to 21% in 1995.

Interest expense in the first half of 1996 was substantially the same as in the first half of 1995. The effect of higher average borrowings due to the acquisition of PAI was substantially offset by the reduction of interest expense attributed to net assets held for disposal (see Note 3 to the Condensed Consolidated Financial Statements) and the effect of lower interest rates resulting from a lower prime rate and the more favorable terms under the Company's new credit facility (see Note 3 to the Condensed Consolidated Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash used in operations was $.7 million in 1996 as compared to $2.0 million in 1995. This improvement was primarily due to higher cash earnings in the current year.

Cash used in investing activities was $5.3 million in 1996 as compared to cash provided of $1.1 million in 1995. During the second quarter of 1996 the Company acquired PAI (see Note 3 to the Condensed Consolidated Financial Statements). during the first half of 1995, $1.5 million was generated from the sale of assets of the Electronics Components business which was discontinued during 1994.

Cash provided by financing activities was $6.1 million in 1996 as compared to $1.0 million in 1995. The increase is primarily due to the borrowings used to fund the aforementioned acquisition of PAI.


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


Date: December 20, 1996              VERNITRON CORPORATION


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