Form 10-Q/A
period 1996-09-30
VERNITRON CORP
filed 1996-12-24
CIK 206030

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    -------

                                  FORM 10-QA-1

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                         COMMISSION FILE NUMBER 0-16182

                                    -------

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

                              VERNITRON CORPORATION

                                      INDEX



On December 11, 1996, the Registrant sold its wholly-owned subsidiary, L&S Machine Co., Inc., which was acquired as part of its acquisition of Precision Aerotech, Inc., on April 25, 1996. Since the acquisition, the Registrant has included in its consolidated results of operations through September 30, 1996, sales, operating income and interest expense attributable to L&S of $5,955,000, $293,000 and $676,000, respectively. The Registrant is filing this amendment to its Quarterly Report on Form 10-Q for the period ended September 30, 1996 to report L&S as an asset held for disposal as of April 26, 1996. Accordingly, no gain will be recorded in connection with the sale of L&S. Earnings per share applicable to the Registrant's Common Stock, as originally reported, were $.08 and $.28 for the quarter and nine-month periods ended September 30, 1996, respectively. After giving effect to the amendment, earnings per share for the quarter and nine-month periods ended September 30, 1996 will be $.14 and $.38, respectively.



                                                                 PAGE
                                                                 ----

PART I.  FINANCIAL INFORMATION
------------------------------
Item 1.  Financial Statements (Unaudited):

  Condensed Consolidated Statements of Operations -

   Quarter Ended September 30, 1996 and 1995                        3

  Condensed Consolidated Statements of Operations -

   Nine Months Ended September 30, 1996 and 1995                    4

  Condensed Consolidated Balance Sheets -

   September 30, 1996 and December 31, 1995                         5

  Condensed Consolidated Statements of Cash Flows-

   Nine Months Ended September 30, 1996 and 1995                    6

  Notes to Condensed Consolidated Financial Statements              7


Item 2.  Management's Discussion and Analysis of Financial

   Condition and Results of Operations                             11

PART II.  OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K                          14

SIGNATURES                                                         14
----------

PART 1. FINANCIAL INFORMATION

ITEM I. Financial Statements

                              VERNITRON CORPORATION
                 Condensed Consolidated Statements of Operations
            (Unaudited, dollars in thousands, except per share data)



                                                         Quarter Ended September 30,
                                                       ------------------------------
                                                           1996              1995
                                                       -------------   --------------

Net Sales                                               $    24,233      $    15,633

Cost of sales                                                18,121           11,806
Selling, general and administrative expenses                  4,430            2,848
Amortization of intangible assets                                55               53
                                                       -------------    -------------

Operating income                                              1,627              926

Interest expense                                                615              497
Other (income) expense                                            9              234
                                                       -------------    -------------

Income before taxes                                           1,003              195

Charge in lieu of taxes                                         396               76
                                                       -------------    -------------

Net income                                                      607              119

Preferred stock dividends                                       221              159
                                                       -------------    -------------

Net income (loss) applicable to common shareholders     $       386      $       (40)
                                                       =============    =============


Earnings (loss) per share                               $      0.14      $     (0.02)
                                                       =============    =============

Weighted average common shares outstanding                2,757,746        2,508,155
                                                       =============    =============



            See notes to condensed consolidated financial statements.



                              VERNITRON CORPORATION
                 Condensed Consolidated Statements of Operations
            (Unaudited, dollars in thousands, except per share data)

                                               Nine Months Ended September 30,
                                               -------------------------------
                                                   1996               1995
                                               -------------      ------------

Net Sales                                       $    64,778       $    49,383

Cost of sales                                        48,011            36,230
Selling, general and administrative expenses         11,932             9,973
Amortization of intangible assets                       157               157
                                               -------------      -------------

Operating income                                      4,678             3,023

Interest expense                                      1,657             1,534
Other (income) expense                                   (4)              249
                                               -------------      -------------

Income before taxes and extraordinary item            3,025             1,240

Charge in lieu of taxes                               1,216               484
                                               -------------      -------------

Income before extraordinary item                      1,809               756

Extraordinary loss on early extinguishment
 of debt, net of tax benefit                           (173)                -
                                               -------------      -------------

Net income                                            1,636               756

Preferred stock dividends                               626               417
                                               -------------      -------------

Net income applicable to common shareholders    $     1,010       $       339
                                               =============      =============

Earnings per share:
  Earnings before extraordinary charge                 0.44               0.14
  Extraordinary charge                          $     (0.06)               -
                                               -------------      -------------
                                                $      0.38        $      0.14
                                               =============      =============

Weighted average common shares outstanding        2,662,650          2,507,789
                                               =============      =============




            See notes to condensed consolidated financial statements.

                              VERNITRON CORPORATION
                      Condensed Consolidated Balance Sheets
                             (Dollars in thousands)



                                                                    September 30,   December 31,
                                                                        1996           1995
                                                                    -------------   ------------
                                                                     (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                               $   5,677        $     91
  Accounts receivable - net                                             13,269           8,525
  Inventories - net                                                     23,533          16,544
  Other current assets                                                     710             651
                                                                    -----------      ----------

    TOTAL CURRENT ASSETS                                                43,189          25,811

PROPERTY, PLANT AND EQUIPMENT - net                                     12,666           7,603

EXCESS OF COST OVER NET ASSETS ACQUIRED - net                            6,466           6,624

NET ASSETS HELD FOR DISPOSAL                                            10,721

OTHER ASSETS                                                               499             447
                                                                    -----------      ----------

    TOTAL ASSETS                                                      $ 73,541        $ 40,485
                                                                    ===========      ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                   $   7,303        $  5,315
  Accrued expenses and other liabilities                                 8,504           5,696
  Current portion of long-term debt and capital lease obligations        3,889             466
                                                                    -----------      ----------

    TOTAL CURRENT LIABILITIES                                           19,696          11,477

LONG-TERM DEBT & CAPITAL LEASES, less current portion                   33,715          11,047

OTHER LONG-TERM LIABILITIES                                              2,314           2,697

DEFERRED INCOME                                                            420             519

SHAREHOLDERS' EQUITY:
  Preferred Stock, issued and outstanding 738,584
   shares in 1996 and 781,642 shares in 1995                                 7               8
  Common Stock, issued and outstanding 2,561,920
   shares in 1996 and 2,520,821 shares in 1995                              26              25
  Capital in Excess of Par                                              15,817          14,712
  Retained Earnings                                                      1,546             -
                                                                    -----------      ----------

    TOTAL SHAREHOLDERS' EQUITY                                          17,396          14,745
                                                                    -----------      ----------

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $ 73,541        $ 40,485
                                                                    ===========      ==========



            See notes to condensed consolidated financial statements.

                              VERNITRON CORPORATION
                 Condensed Consolidated Statements of Cash Flows
                        (Unaudited, dollars in thousands)



                                                                   Nine Months
                                                               Ended September 30,
                                                        ----------------------------------
                                                            1996                1995
                                                        --------------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                           $   1,636         $     756
     Adjustments to reconcile net income to cash
      provided by (used in) operating activities:
     Extraordinary loss, net                                    173                 -
     Realization of net operating loss carryforward             877               436
     Depreciation and amortization                            1,961             1,179
     Increase in current assets, other than cash             (1,857)           (1,085)
     Decrease in current liabilities                           (928)           (1,158)
     Decrease in long-term liabilities                         (508)             (615)
     Other - net                                               (641)             (343)
                                                        ------------      ------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES             713              (830)
                                                        ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                    (1,141)             (727)
     Acquisition of business, net of cash acquired           (4,728)                -
     Proceeds from sale of assets                               206             2,929
                                                        ------------      ------------
NET CASH PROVIDED BY (USED IN) INVESTING
     ACTIVITIES                                              (5,663)            2,202
                                                        ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from borrowings                                62,786            51,831
     Repayment of borrowings                                (51,830)          (53,149)
     Redemption of preferred stock odd lot shares              (420)                -
                                                        ------------      ------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES          10,536            (1,318)
                                                        ------------      ------------

NET INCREASE IN CASH                                          5,586                 54

CASH AT BEGINNING OF PERIOD                                       91                27
                                                        ------------      ------------

CASH AT END OF PERIOD                                     $   5,677        $       81
                                                        ============      ============



            See notes to condensed consolidated financial statements.

                              VERNITRON CORPORATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                             (Dollars in thousands)


NOTE 1 - BASIS OF PRESENTATION
------------------------------

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


Note 2 - Supplemental Cash Flow Information
-------------------------------------------

                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                    1996                 1995
                                                 ---------             ---------

Cash paid for:
     Interest                                     $ 1,395               $ 1,446
                                                 =========             =========
     Income Taxes                                 $   441               $    55
                                                 =========             =========

Non-cash investing and financing activities:
     Equipment acquired under capital leases      $   590               $   -
                                                 =========             =========


NOTE 3 - ACQUISITION OF PRECISION AEROTECH, INC.
------------------------------------------------

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

                              VERNITRON CORPORATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                             (Dollars in thousands)

The acquisition has been accounted for under the purchase method of accounting and, accordingly, the results of operations of PAI have been included in the accompanying consolidated financial statements since the date of acquisition. The cost of the acquisition has been allocated on the basis of the estimated fair market value of the assets acquired and liabilities assumed. During the acquisition process, the Company determined that L&S Machine Company, Inc., ("L&S") a wholly-owned subsidiary of PAI which manufactures structural components for the aerospace industry, did not fit its long-term strategy and would be subsequently sold. As a result, L&S has been accounted for as a net asset held for disposal as of the PAI acquisition date. The portion of the PAI acquisition cost allocated to this asset represents the net proceeds expected to be realized upon sale, which includes an amount for estimated results of operations of the L&S business during the holding period. Through September 30, 1996, L&S had sales and operating income of $5,955 and $293, respectively. In addition, the amount of interest expense attributable to L&S through September 30, 1996 was $676.

Summarized below are the unaudited pro forma results of operations of the Company as if PAI had been acquired at the beginning of the periods presented:

                                                    Pro Forma
                                                   Nine Months
                                               Ended September 30,
                                         ---------------------------------
                                             1996                1995
                                         -------------       -------------

   Net sales                               $   74,280          $   69,029
   Income before extraordinary item             1,830               1,137
   Net income                                   1,657               1,137

   Earnings per share:
     Income before extraordinary item             0.45                0.29
     Net income                                   0.39                0.29


The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisition taken place at the beginning of the periods presented or the future operating results of the combined companies. Pro forma income before extraordinary item and net income for the nine months ended September 30, 1996 include certain special charges totaling approximately $400.

Note 4 - Inventories
--------------------

Inventories have been determined generally by lower of cost (first-in, first-out or average) or market.
Inventories consist of:

                                     September 30,            December 31,
                                          1996                    1995
                                    ---------------          --------------

      Raw materials                  $       8,812            $      7,203
      Work-in-process                       10,437                   5,293
      Finished goods                         9,904                   9,255
                                    ---------------          --------------
                                            29,153                  21,751
      Less reserves                          5,620                   5,207
                                    ---------------          --------------
                                     $      23,533            $     16,544
                                    ===============          ==============

                              VERNITRON CORPORATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                             (Dollars in thousands)

NOTE 5 - LONG-TERM DEBT
-----------------------

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

NOTE 6 - COMMON STOCK
---------------------

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

                              VERNITRON CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             (Dollars in thousands)


NOTE 7 - OTHER INFORMATION
--------------------------


                                             September 30,    December 31,
                                                 1996             1995
                                             -------------    ------------

Allowance for doubtful accounts              $        394     $       278
                                             =============    ============
Accumulated depreciation and amortization
of property, plant and equipment             $      6,802     $     5,075
                                             =============    ============

Accumulated amortization of excess of cost
 over net assets acquired                    $        994     $       836
                                             =============    ============

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


Net sales by product group were as follows:


                         Quarter Ended September 30,    Nine Months Ended September 30,
                         ----------------------------   --------------------------------
                            1996             1995          1996               1995
                         ------------     -----------   -----------        ------------

Motion Control              $ 13,998       $   5,634      $ 32,098            $ 18,681
Industrial Components         10,235           9,999        32,680              30,702
                         ------------     -----------   -----------        ------------
  Net Sales                 $ 24,233        $ 15,633      $ 64,778            $ 49,383
                         ============     ===========   ===========        ============


QUARTER ENDED SEPTEMBER 30, 1996 COMPARED TO THE QUARTER ENDED SEPTEMBER 30,
----------------------------------------------------------------------------

1995
----

Net sales for the third quarter of 1996 increased by $8.6 million or 55%, compared to the same period in 1995. The acquisition of PAI accounted for $7.6 million of the increase.

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

Operating income was $1.6 million in 1996, as compared to $.9 million in 1995, representing a $.7 million increase. This increase was primarily due to the higher sales volume. Gross margin on sales was 25.2% in 1996 as compared to 24.5% in 1995.

Selling, general and administrative expenses increased by $1.6 million in 1996 primarily due to the acquisition of PAI. Selling, general and administrative expenses as a percentage of sales was 18% in both 1996 and 1995.

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

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE NINE MONTHS ENDED
----------------------------------------------------------------------
SEPTEMBER 30, 1995
------------------

Net sales for the first nine months of 1996 increased by $15.4 million, or 31% compared to the same period in 1995. The acquisition of PAI accounted for $13.4 million of the increase.

The Motion Control group's sales (electromagnetic components and sub-systems, laser scanners, precision metal optics and high performance air bearings) increased in 1996 by $13.4 million, or 72%, as compared to 1995. The acquisition of PAI accounted for substantially all of the increase in sales. Bookings for the group were $31.4 million in 1996, an increase of $12.1 million or 63%, compared to 1995. The acquisition of PAI resulted in an increase in bookings of $14.6 million while the remaining product lines in the group had a decrease in bookings of $2.5 million. This decrease is primarily due to lower European orders for industrial resolvers and lower government spare parts orders for potentiometers. The nature of the Motion Control group's bookings results in an uneven pattern from quarter to quarter and does not necessarily reflect overall business trends.

The Industrial Components group's sales (bearings and connectors) increased in 1996 by $2 million, or 6%, compared to 1995. Sales of bearings were up by 13%, reflecting increased business with original equipment manufacturers. Industrial Component's bookings were $31.7 million, a decrease of $.3 million, or 1%, compared to 1995.

Operating income was $4.7 million in 1996, as compared to $3 million in 1995, representing a $1.7 million increase. This increase was primarily due to the higher sales volume partially offset by an unfavorable sales mix of lower margin products in the Motion Control group. Gross margin on sales was 25.9% in 1996, as compared to 26.6% in 1995.

Selling, general and administrative expenses increased by $2.0 million in 1996 primarily due to the acquisition of PAI. Selling, general and administrative expenses as a percentage of sales decreased to 18% in 1996, compared to 20% in 1995.

Interest expense increased $.1 million in the first nine months of 1996 as a result of higher average borrowings due to the acquisition of PAI. The effect of the higher average borrowings was substantially offset by the reduction of interest expense attributed to net assets held for disposal (see Note 3 to the Condensed Consolidated Financial Statements) and the effect of lower interest rates resulting from a lower prime rate and the more favorable terms under the Company's new credit facility (see Note 5 to the Condensed Consolidated Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash provided by operations was $.7 million in 1996 as compared to cash used of $.8 million in 1995. This improvement was primarily due to higher cash earnings in the current year partially offset by an increased level of investment in working capital.

Cash used in investing activities was $5.7 million in 1996 as compared to cash provided of $2.2 million in 1995. During the second quarter of 1996 the company acquired PAI (see Note 3 to the Condensed Consolidated Financial Statements). During the first nine months of 1995, $2.9 million was generated from the sale of assets of the Electronics Components business which was discontinued during 1994 and from the sale of its idle Deer Park, New York facility.

Cash provided by financing activities was $10.5 million in 1996 as compared to cash used of $1.3 million in 1995. The increase is primarily due to the borrowings used to fund the aforementioned acquisition of PAI (see Note 3 to the Condensed Consolidated Financial Statements) and an unusually high cash balance at the end of the quarter due to the timing of cash receipts and reductions of borrowing under the Company's revolving credit line.

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



Date:  December 20, 1996           VERNITRON CORPORATION

                                   By:    /s/ Stephen W. Bershad
                                         ------------------------------------
                                         Stephen W. Bershad
                                         Chief Executive Officer

                                   By:    /s/ Raymond F. Kunzmann
                                         ------------------------------------
                                         Raymond F. Kunzmann
                                         Vice President - Finance, Controller
                                         and Chief Financial Officer