Form 10-K
period 1996-12-31
AXSYS TECHNOLOGIES INC
filed 1997-03-27
CIK 206030

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549



                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996       COMMISSION FILE NO.: 0-16182

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


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

Aggregate market value of the voting stock held by non-affiliates of the registrant as of the close of business on March 25, 1997, $22,480,000.

Common Stock outstanding at March 25, 1997: 2,986,381 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

       DOCUMENT                                           FORM 10-K REFERENCE

Portion of Axsys Technologies, Inc. Notice of Annual
 Meeting of Stockholders and Proxy Statement.         Part III, Items 10-13

PART I
ITEM 1.  BUSINESS

GENERAL

    Axsys Technologies, Inc. (the "Company"), formerly known as Vernitron Corporation, was incorporated in New York in 1959 and reincorporated in Delaware in 1968. On April 25, 1996, the Company acquired the stock of Precision Aerotech, Inc. ("PAI"), a leading manufacturer of high performance laser scanners, optics and precision machined components. On October 2, 1996, the Company's Speedring, Inc. subsidiary acquired substantially all of the assets of Lockheed Martin Beryllium Corporation ("LMBC"), a precision machining business of beryllium and other exotic material components. The Company is primarily engaged in the design, manufacture and sale of precision optical and positioning components and sub-systems and electrical/electronic interconnect devices, and the distribution and service of precision ball bearings.

BUSINESS OF THE COMPANY

    The Company operates in five manufacturing plants and three distribution facilities located in the United States in one business segment, electromechanical components and sub-systems, which is organized into two product groups: the Precision Systems group, formerly known as the Motion Control group, and the Industrial Components group.

    The Precision Systems and Industrial Components groups accounted for 53% and 47%, respectively, of the Company's consolidated net sales of $91.3 million in 1996 (see Management's Discussion and Analysis of Financial Condition and Results of Operations for three year sales comparisons).

    PRECISION SYSTEMS GROUP. The Precision Systems group designs, manufactures and sells precision optical and positioning components and sub-systems used in high performance markets such as the commercial satellite, defense, digital imaging and semiconductor capital equipment markets. The group's products generally involve a high degree of interactive application engineering to meet each customer's unique requirements for reliability and accuracy under demanding and often hostile environmental or shock conditions, such as space flight and industrial automation. Average unit prices for the component products generally exceed $100 and range upward to more than $1,000. Average unit prices for sub-systems range from $1,500 to $100,000. However, limited volume custom products may sell for as high as $400,000 per unit. Individual purchase orders generally cover small unit quantities. Approximately 51% of current bookings by this group are for U.S. and foreign government defense applications. The remainder of the business is spread over a variety of commercial and industrial applications. A large percentage of the defense business is used in or to support tactical missiles programs, infrared night vision systems and other pointing and targeting systems.

    The Precision Systems group offers one of the broadest range of precision optical and positioning components in the industry. The group's component product offering includes precision metal optics, precision airbearings, electronic controls, magnetic based prime movers and motors, position and speed feedback devices utilizing magnetic, potentiometric and optical technologies and pressure transducers. In addition, the group's capabilities include precision machining of beryllium and other exotic material components. The Precision Systems group's breadth of component product offerings also enables it to provide a single solution to customers' often diverse precision optical and positioning requirements. Through the integration and packaging of various optics, airbearings, motors, feedback devices and electronics, the group can produce sophisticated sub-systems such as airbearing and ball bearing scanners and rotary and linear actuators. Applications for these sub-systems include semiconductor capital equipment, medical surgical tools and imaging equipment, mass data storage drives, laser scanners for high speed film recording, satellite instrumentation, air and ground based targeting and positioning systems, missile guidance systems and industrial control systems. Sub-systems sales represented approximately 23% of the group's sales in 1996.

     The Precision Systems group operates through the Company's Vernitron division and two subsidiaries, Speedring Systems, Inc. and Speedring, Inc.

     INDUSTRIAL COMPONENTS GROUP. The Industrial Components group designs, manufactures and sells electrical/electronic interconnect devices through the Company's Beau Interconnect Systems division and distributes and services precision ball bearings used in a diverse group of industrial, commercial and consumer applications through the Company's AST Bearings division. The group's products are almost always sold as components and require a minimum amount of specialized application engineering. Average unit selling prices range from $1 to $3 and individual purchase orders generally cover large unit quantities. Substantially all of the Industrial Components group sales are to domestic commercial and industrial markets.

    The Industrial Components group's interconnect product line designs and manufactures safety agency approved barrier terminal blocks in the .5 to 50 ampere capacity range. These terminal blocks are used in a broad range of applications such as industrial controls and automations, HVAC, security, power supplies and telecommunications. The interconnect product line also manufactures power connectors for frequent connect and disconnect applications such as vending machines, coin changers and traffic controls.

    The Industrial Components group also distributes precision ball bearings from three warehouse locations - Montville, New Jersey, Irvine, California and Dallas, Texas - to bearing distributors and to end users in a variety of industries such as machine tools, office automation and semiconductor processing equipment and manufacturers of other precision instruments.

     MARKETING. The Company's products are sold directly to original equipment manufacturers and U.S. Government agencies and contractors, and through a network of manufacturers' representatives and distributors.

    DOMESTIC AND FOREIGN SALES. The following table sets forth, for each of the last three fiscal years, information concerning the Company's domestic and foreign net sales and operating income from continuing operations and identifiable assets (dollars in thousands):
                                            Fiscal Years
                             -------------------------------------------
                                1996           1995            1994
                             ------------   ------------    ------------

Net sales:
     USA ..................     $ 80,898       $ 57,402        $ 57,752
     Foreign ..............       10,403          7,811           4,380
                             ------------   ------------    ------------
                                $ 91,301       $ 65,213        $ 62,132
                             ============   ============    ============
Export sales as a % of total
     net sales:                     11.4%          12.0%            7.0%
                             ============   ============    ============


Operating income:
     USA ..................     $  6,603     $    3,155      $    3,363
     Foreign ..............          504            540             314
     Restructuring/
       inventory writedown
       charges (USA) ......            -              -          (1,315)
                             ------------   ------------    ------------
                                $  7,107      $    3,695      $    2,362
                             ============   ============    ============

Identifiable assets:
  USA.....................      $ 62,171      $   40,485      $   42,197
                             ============   ============    ============

    COMPETITION. The Company competes primarily on the basis of its ability to design and engineer its products to meet performance specifications set by its customers, most of whom are original equipment manufacturers who purchase component parts or sub-systems for inclusion in their end products. Quality, customer service and competitive pricing are also critical success factors.

    There are a limited number of competitors in each of the markets for the various types of precision optical and positioning components and sub-systems and electrical/electronic interconnect devices manufactured and sold by the Company. These competitors, especially those in the precision optical and positioning product lines, are typically focused on a smaller number of product offerings than the Company and are often well entrenched. Some of these competitors have substantially greater resources than the Company. The Company believes, however, that the breath of its technologies and product offerings provides it with a competitive advantage over its sub-system competitors in terms of performance and cost.

    There are numerous competitors in markets to which we distribute precision ball bearings. These competitors, who vary in size, include other bearing distributors as well as bearing manufacturers.

    CUSTOMERS. There is no customer or group of affiliated customers to which sales during the fiscal year ended December 31, 1996 were in the aggregate 10% or more of the Company's consolidated net sales, and there is no customer, the loss of which would have a material adverse effect on the Company's operations taken as a whole.

    In fiscal 1996, the Company had aggregate sales, both military and non-military, of approximately $5.1 million directly to the U.S. Government, including its agencies and departments. These sales accounted for approximately 6% of total net sales in 1996 as compared to 5% in 1995 and 6% in 1994. Approximately 22% of net sales in 1996 was derived from subcontracts with U.S. Government contractors as compared to 13% in 1995 and 18% in 1994. The majority of these contracts may be subject to termination at the convenience of the Government, and certain contracts may also be subject to renegotiation. Currently, the Company is not aware of any termination or renegotiation of such contracts which would have a material adverse effect on its business. Because approximately 28% of the Company's business is derived directly from contracts with the U.S. Government or agencies or departments thereof, or indirectly through subcontracts with U.S. Government contractors, the Company's results of operations could be materially affected by changes in Government expenditures for products using component parts which the Company produces. However, the Company believes that its exposure to such risk may be lessened by the broad number and diversity of its product applications and the strength of its engineering capabilities.

    BACKLOG; SEASONALITY. As of December 31, 1996 and 1995, the Company had a backlog of orders of $56.4 million and $28.0 million, respectively. Management believes that a substantial portion of the backlog of orders at December 31, 1996 will be shipped during fiscal 1997. Bookings and shipments, while subject to fluctuation due to the build-to-order nature of a substantial portion of the Company's business, are not subject to significant seasonal variations.

    RESEARCH AND DEVELOPMENT. The Company develops new component products and sub-systems and improves existing products in order to keep pace with the technological advances which generally characterize its markets. During fiscal 1996, 1995, and 1994, spending associated with research and development, before customer reimbursement, was $2.2 million, $1.2 million and $1.2 million, respectively. The Company recovered from customers approximately 17%, 38% and 33% of such spending during fiscal 1996, 1995 and 1994, respectively.

    RAW MATERIALS; OTHER SUPPLIERS. Raw materials and purchased components are generally available from multiple suppliers. However, beryllium, a material used extensively by the Precision Systems group, is almost exclusively available from one supplier. Historically, the operations using beryllium have had an excellent relationship with the key supplier of this material and have not encountered problems in obtaining their requirements.

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

    EMPLOYEES. The Company employs approximately 800 persons, all in the United States. Approximately 40 of such employees are subject to union contracts. The Company considers its relations with its employees to be satisfactory. There has been no significant interruption of operations due to labor disputes.

     WORKING CAPITAL PRACTICES. The markets in which the Company competes are not characterized by any unusual inventory or collection practices.

ITEM 2.  PROPERTIES

    The Company leases its executive office, located at 645 Madison Avenue, New York, New York. The principal plants and other materially important properties at December 31, 1996 are:

                                                                 OWNED OR
                           TYPE OF            SQUARE             LEASED;
LOCATION                   FACILITY           FOOTAGE            EXPIRATION
--------                   --------           -------            ----------
St. Petersburg, FL         Industrial          52,500            Owned
San Diego, CA              Industrial          60,100            Leased; 2000
Montville, NJ              Industrial          76,200            Leased; 1999
Gilford, NH                Industrial          84,250            Owned
Irvine, CA                 Industrial           7,800            Leased; 2000
Cullman, AL                Industrial         110,000            Owned
Rochester Hills, MI        Industrial          29,000            Leased, 1999

    All of the facilities owned by the Company are subject to mortgages or security interests which secure the Company's obligations under its revolving credit facility or industrial development bonds (see Note 5 to the Financial Statements).

    The Company believes that its properties are suitable and adequate for its operations.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is a defendant in various lawsuits, none of which is expected to have a material adverse effect on the Company's financial position, liquidity or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS

    The Company's common stock trades on the Nasdaq National Market tier of the Nasdaq Stock Market under the Symbol "AXYS". The following table sets forth the range of high and low sales prices for the fiscal quarters indicated:

                             1996                      1995
                       ---------------------     ---------------------
                         High        Low           High        Low
                       ---------  ----------     ---------  ----------
Fiscal Years Ended
 December 31:

First Quarter .....     $ 5 5/8     $4 3/8       $5 5/8        $2 1/2
Second Quarter.....      11 7/8      4 3/8        6 1/4         3 3/4
Third Quarter .....      11 1/4      6 1/4        9 3/8         5 5/16
Fourth Quarter.....      11 1/2      9            6 7/8         5



     The information presented above has been adjusted to reflect the July 1996 one-for-five reverse stock split (see Note 4 to the Financial Statements).

     On March 25, 1997, the high and low sales price was $12 1/2.

     On March 25, 1997, the approximate number of holders of record of the Common Stock was 1,100.

     The Company did not pay cash dividends on the Common Stock during the three years ended December 31, 1996. The Company's policy is to retain earnings for the foreseeable future. The Company's credit facility prohibits the payment of cash dividends.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data for the five fiscal years presented below is derived from the audited Consolidated Financial Statements of the Company as adjusted to reflect the discontinuance of the Electronic Components group (see Note 2 to the Consolidated Financial Statements). The data should be read in conjunction with the Consolidated Financial Statements and the related Notes thereto included elsewhere herein.


                                                                               YEARS ENDED DECEMBER 31,
                                                         ----------------------------------------------------------------------
                                                             1996          1995          1994           1993          1992
                                                         ------------- ------------- -------------  ------------- -------------
                                                                     (Dollars in thousands, except per share data)

Net sales.........................................          $ 91,301      $ 65,213      $ 62,132     $  58,649     $  62,912
Operating income (loss)...........................             7,107         3,695         2,362        (1,348)        1,595
Interest expense..................................             2,343         1,994         2,264         2,437         2,597
Income (loss) from continuing operations..........             2,855           884            27        (3,856)       (1,042)
Net income (loss) from continuing operations per
 common share.....................................              0.74          0.12        (0.20)         (4.08)        (1.15)
Total assets .....................................            62,171        40,485        42,197        47,261        52,247
Total debt (1) (2)................................            26,155        11,513        12,363        26,470        26,920
Shareholders' equity (2)..........................            19,165        14,745        13,269         5,076         9,603

---------------
(1) Includes short-term debt and current portion of long-term debt of $2,831,000 in 1996, $466,000 in 1995, $442,000 in 1994, $1,200,000
     in 1993 and $1,000,000 in 1992.

(2) On July 20, 1994, the Company repurchased its senior bank debt at a discount and recorded a pretax gain of $9.6 million.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

 Net sales by product group from continuing operations for the past three years are presented in the table below. On April 25, 1996, the Company acquired the stock of PAI and, on October 2, 1996, the Company acquired substantially all of the assets of LMBC. These acquisitions have been accounted for under the purchase method of accounting and, accordingly, the results of the continuing operations of PAI and LMBC (see Note 3 to the Consolidated Financial Statements) have been included in the Company's Consolidated Statement of Operations since their respective dates of acquisition.
                              1996              1995               1994
                           ------------      ------------       ------------
                                        (Dollars in thousands)

Precision Systems.........    $ 48,579          $ 24,750          $ 26,052
Industrial Components.....      42,722            40,463            36,080
                           ------------       -----------       ------------
Net Sales.................    $ 91,301          $ 65,213          $ 62,132
                           ============       ===========       ============

1996 VS. 1995

     Net sales increased by $26.1 million, or 40% in 1996, compared to 1995. The acquisition of PAI accounted for $23.1 million of the increase.

     The Precision Systems group's sales increased by $23.8 million, or 96%, in 1996, as compared to 1995. The acquisition of PAI accounted for $23.1 million of the increase.

     The Industrial Components group's sales increased in 1996 by $2.3 million, or 6%, as compared to 1995. Sales of bearings were up by 9%, due to increased activity with both original equipment manufacturers and distributors for use in a variety of industries.

     The Company's backlog at December 31, 1996 of $56.4 million was $28.4 million, or 101%, higher than the 1995 year-end backlog. Of the $56.4 million backlog at December 31, 1996, $30.6 million relates to the PAI and LMBC product lines.

     Operating income in 1996 of $7.1 million was $3.4 million higher than in 1995. This increase was primarily due to the higher sales volume partially offset by a slightly unfavorable sales mix of lower margin products in both product groups. Overall, gross margin on sales was 26.1% in 1996, as compared to 26.4% in 1995.

     Selling, general and administrative expense, as a percentage of sales, declined to 18% in 1996 from 20% in 1995. Selling, general and administrative expense of $16.5 million in 1996 was $3.2 million higher than in 1995, primarily due to the acquisitions of PAI and LMBC.

     Interest expense increased by $.3 million in 1996 as a result of higher average borrowings due to the acquisition of PAI and LMBC. The effect of the higher average borrowings was substantially offset by the reduction of interest expense attributed to net assets held for disposal (see Note 3 to the Consolidated Financial Statements) and the effect of lower interest rates resulting from a lower prime rate and more favorable terms under the Company's new credit facility (see Note 5 to the Consolidated Financial Statements).

     At December 31, 1996, the Company had approximately $10 million of net operating loss carryforwards available to reduce future taxable income.

1995 VS. 1994

  Net sales increased by $3.1 million, or 5%, in 1995, compared to 1994.

     The Precision Systems group's sales declined by $1.3 million, or 5%, in 1995, as compared to 1994, primarily as a result of lower shipments of synchros due to reduced Government spending on spare parts.

     The Industrial Components group's sales increased in 1995 by $4.4 million, or 12%, as compared to 1994. Sales of bearings and terminal blocks/connectors were up by 15% and 8%, respectively, primarily due to new and increased activity with original equipment manufacturers and the growing acceptance of new and/or enhanced products offered by the group.

     The Company's backlog at December 31, 1995 of $28.0 million was $5.0 million, or 22%, higher than 1994 year-end backlog, while bookings in 1995 of $70.2 million were $9.0 million, or 15%, higher than 1994. The higher backlog was primarily due to an increase of backlog in the Precision Systems group of $3.5 million resulting from the award of a large U.S. Government sub-contract for tactical weapon components and favorable industrial and defense related bookings resulting from a more focused approach to the European market. The Industrial Components group's backlog increased $1.5 million, due primarily to increased bookings from original equipment manufacturers.

     Operating income in 1995 of $3.7 million was substantially the same as the prior year, after excluding the restructuring/inventory writedown charges of $1.3 million in 1994. The gross margin earned on the incremental sales volume ($.7 million) and cost reductions in the Precision Systems group resulting from restructuring actions completed during 1994 ($.7 million), were offset by an unfavorable sales mix in both business groups ($1.0 million) and higher material costs in the Industrial Components group ($.2 million). Overall, gross margin on sales was 26.4% in 1995, as compared to 27.7% in 1994.

     Selling, general and administrative expense, as a percentage of sales, declined to 20.5% in 1995 from 21.5% in 1994. Selling, general and administrative expense of $13.3 million in 1995 was substantially the same as the prior year.

     Interest expense declined by $.3 million in 1995 as a result of lower average borrowings due primarily to the repurchase of the Company's bank indebtedness at a discount (see Note 5 to the Consolidated Financial Statements). This decrease was partially offset by higher interest rates.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by (used in) operations for the years ended 1996, 1995 and 1994 were $2.0 million, $(1.0) million and $1.4 million, respectively. The increase in cash provided by operations in 1996, as compared to 1995, was primarily due to higher cash earnings partially offset by reductions in accounts payable, accrued expenses and other long-term liabilities.

     Net cash provided by (used in) investing activities for the years ended 1996, 1995 and 1994 were $2.0 million, $1.9 million and $(.2) million, respectively. The cash provided by investing activities in 1996 was generated primarily from the sale of L&S Machine Company, Inc. ("L&S"), a subsidiary of PAI, for cash consideration of $11.3 million partially offset by the acquisitions of PAI and LMBC (see Note 3 to the Consolidated Financial Statements).

     The Company had no material commitments for capital expenditures as of December 31, 1996. It is anticipated that capital expenditures in 1997 could range from $4.0 million to $4.5 million as compared to the $2.7 million expended in 1996, including assets acquired under capital leases of $.8 million. The Company also anticipates that it will continue to finance a substantial portion of these capital expenditures through capital leases.

     As discussed in Note 5 to the Consolidated Financial Statements, the Company entered into a new $37 million senior secured credit facility in connection with its acquisition of PAI. The available credit under this facility has been reduced to $25.2 million as of December 31, 1996 as a result of making scheduled term loan payments of $1.3 million and applying $10.5 million of the proceeds from the sale of L&S to prepay a portion of outstanding term loans under the facility. The Company believes that the remaining availability under the credit facility and cash generated from operations will be sufficient to meet the future capital expenditure and working capital requirements of the combined companies and required debt amortization.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this Item is included in Item 14(a) of this Report.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None. See Item 14(b) of this Report.



                                   PART III


     The information required by Part III is incorporated by reference to the Company's definitive proxy statement in connection with its 1997 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year ended December 31, 1996. If such proxy statement is not so filed, such information will be filed as an amendment to this Form 10-K within 120 days following the end of the Company's fiscal year ended December 31, 1996.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)(1) AND (2) FINANCIAL STATEMENTS

     See accompanying index to consolidated financial statements and schedule.

(A)(3)  EXHIBITS

     See accompanying index to Exhibits.

(B)     REPORTS ON FORM 8-K

     During the quarter ended December 31, 1996, the Company filed one report on Form 8-K dated December 23, 1996, which disclosed the Company's sale of its wholly-owned subsidiary, L&S Machine Company, Inc., to Tru-Circle
Manufacturing, Inc.

                             SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 26, 1997            AXSYS TECHNOLOGIES, INC.
                                    (REGISTRANT)

                             By /s/ STEPHEN W. BERSHAD
                             -------------------------
                                    STEPHEN W. BERSHAD
                                    CHAIRMAN OF THE BOARD OF DIRECTORS
                                    AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated this 26th day of March, 1997.


    /s/ Stephen W. Bershad
    ----------------------               Chairman of the Board of
        STEPHEN W. BERSHAD               Directors and Chief Executive
                                         Officer




    /s/ Raymond F. Kunzmann
    -----------------------
         RAYMOND F. KUNZMANN             Vice President - Finance, Controller
                                         and Chief Financial Officer





    /s/ Anthony J. Fiorelli, Jr.         Director
    ---------------------------
         ANTHONY J. FIORELLI, JR.





    /s/ Eliot M. Fried                   Director
    -----------------------
         ELIOT M. FRIED

                          ANNUAL REPORT ON FORM 10-K

                 ITEM 8, ITEM 14(A)(1) AND (2) AND ITEM 14(D)

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                             FINANCIAL STATEMENTS

                         YEAR ENDED DECEMBER 31, 1996

                           AXSYS TECHNOLOGIES, INC.

               FORM 10-K -- ITEM 14(A)(1) AND (2) AND ITEM 14(D)

                           AXSYS TECHNOLOGIES, INC.

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE





The following consolidated financial statements of Axsys Technologies, Inc., are included in Item 8:

  Consolidated Balance Sheets --
     December 31, 1996 and 1995......................................... F-4

  Consolidated Statement of Operations --
     For the years ended December 31, 1996,
     1995 and 1994...................................................... F-6

  Consolidated Statement of Cash Flows --
     For the years ended December 31, 1996,
     1995 and 1994...................................................... F-7

  Consolidated Statement of Shareholders' Equity --
     For the years ended December 31,
     1996, 1995 and 1994................................................ F-8

  Notes to consolidated financial statements...........................  F-9

  The following consolidated financial statement schedule of Axsys Technologies, Inc., is included in Item 14(d):

  Schedule II -- Valuation and qualifying accounts......................F-19

  All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.
                                      F-2

                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
Axsys Technologies, Inc.:


        We have audited the accompanying consolidated balance sheets of Axsys Technologies, Inc. (formerly known as Vernitron Corporation), a Delaware corporation, and its subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Axsys Technologies, Inc. and subsidiary, as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

        Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements and financial statement schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                       ARTHUR ANDERSEN LLP



  New York, New York
  March 21, 1997

                            AXSYS TECHNOLOGIES, INC.

                          Consolidated Balance Sheets

                             (Dollars in thousands)

                                                        DECEMBER 31,
                                                   ---------------------
                                                     1996        1995
                                                   ---------    --------

                    ASSETS

CURRENT ASSETS:
  Cash.........................................  $    2,691      $     91
  Accounts receivable, net of allowance
    for doubtful accounts of
    $385 in 1996 and $233 in 1995..............      13,801         8,525
  Inventories, net.............................      24,454        16,544
  Other current assets.........................         850           651
                                                  ---------      --------

        TOTAL CURRENT ASSETS...................      41,796        25,811

NET PROPERTY, PLANT AND EQUIPMENT..............      13,456         7,603

EXCESS OF COST OVER NET ASSETS ACQUIRED,
  net of accumulated
  amortization of $1,045 in 1996
  and $836 in 1995.............................       6,415         6,624

OTHER ASSETS...................................         504           447
                                                  ---------        -------

       TOTAL ASSETS............................  $   62,171       $40,485
                                                  =========       ========


            See notes to consolidated financial statements.

                            AXSYS TECHNOLOGIES, INC.

                          Consolidated Balance Sheets

                 (Dollars in thousands, except per share data)


                                                                 DECEMBER 31,
                                                             -------------------
                                                              1996       1995
                                                            --------   --------
      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable ......................................     $ 6,881    $ 5,315
  Accrued expenses and other liabilities.................       7,290      5,696
  Current portion of long-term debt and
     capital lease obligations ..........................       2,831        466
                                                             --------   --------

     TOTAL CURRENT LIABILITIES............................     17,002     11,477

LONG-TERM DEBT AND CAPITAL LEASES, less current portion...     23,324     11,047

OTHER LONG-TERM LIABILITIES...............................      2,293      2,697

DEFERRED INCOME...........................................        387        519

SHAREHOLDERS' EQUITY:

$1.20 CUMULATIVE EXCHANGEABLE REDEEMABLE
  PREFERRED STOCK, $.01 PAR VALUE: authorized 1,400,000
  shares, issued and outstanding 738,881 shares in 1996
  and 781,642 shares in 1995.............................          7          8

COMMON STOCK, $.01 PAR VALUE:
  authorized 4,000,000 shares, issued and outstanding
  2,568,940 in 1996 and 2,520,821 shares in 1995.........          26         25

CAPITAL IN EXCESS OF PAR.................................      17,297     14,712

RETAINED EARNINGS........................................       1,835
                                                              --------   -------

     TOTAL SHAREHOLDERS' EQUITY .........................      19,165     14,745
                                                              --------   -------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .........     $62,171    $40,485
                                                              ========   =======

             See notes to consolidated financial statements.

                            AXSYS TECHNOLOGIES, INC.

                      Consolidated Statement of Operations

                 (Dollars in thousands, except per share data)

                                                        YEARS ENDED DECEMBER 31,
                                                 ------------------------------------------
                                                   1996            1995            1994
                                                 --------      -----------     -----------

NET SALES.......................................  $ 91,301       $ 65,213        $ 62,132

Cost of sales...................................    67,483         47,973          44,903
Selling, general and administrative expenses....    16,501         13,336          13,343
Restructuring/inventory writedown charges.......                                    1,315
Amortization of intangible assets...............       210            209             209
                                                  ---------     ------------       ---------

OPERATING INCOME..............................       7,107          3,695           2,362

Interest expense...............................      2,343          1,994           2,264
Other expense..................................         18            252              54
                                                  ---------     ------------       ---------
INCOME FROM CONTINUING OPERATIONS BEFORE
 TAXES AND EXTRAORDINARY ITEM...................     4,746          1,449              44
Provision for income taxes......................     1,891            565              17
                                                  ---------     ------------       ---------

INCOME FROM CONTINUING OPERATIONS BEFORE
 EXTRAORDINARY ITEM...........................       2,855            884              27

DISCONTINUED OPERATIONS:
  Loss from operations, net of tax benefit of $92                                    (143)
  Loss on disposal, net of tax benefit of $1,317                                   (2,059)
                                                  ---------     ------------       --------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM ........     2,855            884          (2,175)
Extraordinary gain (charge), net of taxes.......      (173)                         5,856
                                                  ---------     ------------       --------

NET INCOME ....................................      2,682            884           3,681

Preferred stock dividends......................        847            574             355
                                                  ---------     ------------       --------

NET INCOME APPLICABLE TO COMMON
 SHAREHOLDERS.................................      $1,835          $ 310          $3,326
                                                  =========     ============       ========

NET INCOME (LOSS) PER COMMON SHARE:
     Continuing operations ...................     $  0.74         $ 0.12          $(0.20)
     Discontinued operations .................                                      (1.29)
     Extraordinary item ......................       (0.06)                          3.44
                                                  ---------     ------------    -----------
     Total ...................................     $  0.68         $ 0.12          $ 1.95
                                                 ==========     ============    ===========
Weighted average common shares outstanding ...   2,690,843      2,511,074       1,701,801
                                                 ==========     ============    ===========

              See notes to consolidated financial statements.

                                AXSYS TECHNOLOGIES, INC.

                          Consolidated Statement of Cash Flows

                                 (Dollars in thousands)

                                                                    YEARS ENDED DECEMBER 31,
                                                               ---------------------------------
                                                                1996          1995       1994
                                                               --------     --------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income .............................................   $    2,682      $ 884     $3,681
   Adjustments to reconcile net income to cash
     provided by (used in) operating activities:
       Extraordinary item, net of taxes....................          173                (5,856)
       Loss on disposal of discontinued operations,
          net of taxes.....................................                              2,059
       Utilization of pre quasi-reorganization
          tax benefits.....................................        1,435        519         16
       Depreciation and amortization.......................        2,722      1,622      1,742
       (Increase) decrease in accounts receivable..........           13        768       (970)
       (Increase) decrease in inventories..................         (831)    (2,017)       682
       (Increase) decrease in other current assets.........          166       (183)       498
       Increase (decrease) in accounts payable,
          accrued expenses and other liabilities ..........       (2,564)    (1,324)       349
       Decrease in other long-term liabilities.............         (404)      (882)      (461)
       Other -- net........................................       (1,411)      (343)      (349)
                                                                 -------    --------  ---------

          NET CASH PROVIDED BY (USED IN)
            OPERATING ACTIVITIES...........................        1,981       (956)     1,391
                                                                 -------    --------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures....................................       (1,878)    (1,026)      (797)
   Proceeds from sale of assets............................       11,532      2,896        605
   Acquisition of businesses, net of cash acquired.........       (7,611)
                                                               ---------    --------  ---------
          NET CASH PROVIDED BY (USED IN)
            INVESTING ACTIVITIES...........................        2,043      1,870        (192)
                                                               ---------    --------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings................................       75,891     69,614      45,665
   Repayment of borrowings.................................      (76,895)   (70,464)    (49,272)
   Net proceeds from common stock rights offering..........                               2,332
   Other...................................................         (420)
                                                               ---------    ---------  ----------
           NET CASH USED IN FINANCING ACTIVITIES...........       (1,424)      (850)     (1,275)
                                                               ---------    --------- ----------
           NET INCREASE (DECREASE) IN CASH.................       (2,600)        64         (76)

CASH AT BEGINNING OF YEAR .................................           91         27         103
                                                               ---------    --------- ----------
CASH AT END OF YEAR .......................................       $2,691     $   91     $    27
                                                               =========    ========= ==========

             See notes to consolidated financial statements.

                            AXSYS TECHNOLOGIES, INC.

                Consolidated Statement of Shareholders' Equity

                 (Dollars in thousands, except per share data)


                                              Preferred Stock      Common Stock           Capital   Retained
                                           ------------------- -------------------          In Excess Earnings
                                             Shares    Amount    Shares         Amount     of Par    (Deficit)
                                           ---------   ------- -----------      -------    --------  --------

Balance at December 31, 1993                    577,946    $ 6   1,037,014        $10     $  9,586  $ (4,526)
                                               --------- -----   -----------    -------   --------  --------
    Net Income..............................                                                           3,681
    Dividends (a)...........................     94,398      1                                 354      (355)
    Transfer to Capital in Excess of Par (b)                                                  (355)      355
    Common Stock rights offering............                     1,470,588         15        2,317
    Amount realized from utilization of
     pre quasi-reorganization tax benefits..                                                 2,182
    Other...................................                                                    (2)
                                                --------- ----- -----------  ---------    ---------  ---------
Balance at December 31, 1994                    672,344      7   2,507,602         25       14,082      (845)
                                                --------- ----- -----------  ---------    ---------  ---------
    Net Income..............................                                                             884
    Dividends (a)...........................    109,298      1                                 573      (574)
    Transfer to Capital in Excess of Par (b)                                                  (535)      535
    Contribution to 401(k) plan.............                        11,619                      67
    Amount realized from utilization of
     pre quasi-reorganization tax benefits..                                                   519
    Other...................................                         1,600                       6
                                                --------- ----- -----------  ---------    ---------  ---------
Balance at December 31, 1995                    781,642      8   2,520,821         25       14,712         -
                                                --------- ----- -----------  ---------    ---------  ---------
   Net Income...............................                                                           2,682
    Dividends (a)...........................     27,611                                        847      (847)
    Contribution to 401(k) plan.............                        47,671          1          311
    Amount realized from utilization of
     pre quasi-reorganization tax benefits..                                                 1,345
    Odd-lot redemption .....................    (70,372)    (1)                               (420)
    Issuance of warrants to purchase
     Common Stock...........................                                                   500
    Other...................................                           448                       2
                                                --------- ----- -----------  ---------    ---------  ---------
Balance at December 31, 1996                    738,881   $  7   2,568,940       $ 26     $ 17,297   $ 1,835
                                                ========= ===== ===========  =========    =========  =========


(A) Represents a 15% dividend paid in additional shares and valued at the average of the closing bid and ask price as of the dividend record date. The Company's right to pay dividends in additional shares of Preferred Stock instead of cash expired on February 22, 1996, although cash dividends continue to accumulate. Since February 22, 1996, the Company has not declared or paid any dividends on the Preferred Stock. The per share amounts of dividends, including the accumulated but unpaid cash portion, were $.57, $.79 and $1.11 per share of Preferred Stock in 1994, 1995 and 1996, respectively. The amount of unpaid but accumulated dividends at December 31, 1996 was $1.02 per share.

(b) Represents transfer of the excess of Preferred Stock dividends over Retained Earnings.

             See notes to consolidated financial statements.

                           AXSYS TECHNOLOGIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1996

                 (Dollars in thousands, except per share data)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The accompanying consolidated financial statements include the accounts of Axsys Technologies, Inc., and its wholly-owned subsidiary (collectively the "Company"). All material intercompany transactions and balances have been eliminated in consolidation.

  Revenue is recognized upon the shipment of product or when services are rendered.

  Inventories are priced at the lower of cost (principally first-in, first-out, or average) or market.

  Deferred financing costs are amortized ratably over the life of the corresponding debt or commitment.

  The excess of cost over net assets acquired is being amortized over thirty-five years using the straight-line method. The Company continually reviews goodwill to assess recoverability from future operations using undiscounted cash flows. Impairments would be recognized in operating results if a permanent diminution in value occurred.

  Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is provided primarily by the straight-line method using estimated lives for buildings and improvements of 20 years and for machinery and equipment using estimated useful lives ranging from 3 to 8 years.

  Certain items in the 1995 and 1994 financial statements have been reclassified to conform to the 1996 presentation.

  Earnings per share data for each period was computed by dividing net income applicable to common shareholders by the weighted average number of shares of common stock outstanding during each period. The calculation of weighted average number of shares assumes the conversion of those common stock equivalents which have a dilutive effect on earnings for the period presented. Common stock equivalents consist of warrants and employee stock options.

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 - DISCONTINUED OPERATIONS

  In September 1994, the Company disposed of all of its Electronic Components business which was comprised of the trimmer, transformer and microwave component product lines. The disposal was accounted for as a discontinued operation and, accordingly, the related net assets and operating results are reported separately from continuing operations. The loss on disposal of the Electronic Components business for the year ended December 31, 1994 is comprised of the loss on disposal of the net assets of the business and operating losses until disposal. During 1994, the Company sold a portion of the assets of its Electronic Components business for $605. During 1995, the Company sold the remaining discontinued business assets for $1,500.

                           AXSYS TECHNOLOGIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - DISCONTINUED OPERATIONS (CONT'D)

  Revenues applicable to the discontinued business for the years ended December 31, 1995 and 1994 were $290 and $6,897, respectively. The losses from operations of the discontinued Electronic Components business from September 30, 1994 to December 31, 1994 and through the date of disposal in 1995, were $326 and $40, respectively, net of related tax benefits. These losses were charged to a reserve established in 1994 as part of the loss on disposal.

NOTE 3 - ACQUISITIONS AND DIVESTITURE

  On April 25, 1996, the Company acquired all of the outstanding shares of Precision Aerotech, Inc., ("PAI") for $4,728, net of cash acquired. In addition, the Company repaid $12 million of borrowings under PAI term loans. Precision Aerotech designs, manufactures and markets laser scanners, precision metal optics, high performance air bearings and precision machined parts sold predominantly in commercial markets.

  The acquisition of PAI was accounted for under the purchase method of accounting and, accordingly, the results of operations of PAI have been included in the accompanying consolidated financial statements since the date of acquisition. The cost of the acquisition was allocated on the basis of the estimated fair market value of the assets acquired and liabilities assumed. The purchase price allocation has been completed on a preliminary basis. Management does not believe that changes in the purchase price allocation will be material. During the acquisition process, the Company determined that L&S Machine Company, Inc. ("L&S"), a wholly-owned subsidiary of PAI which manufactures structural components for the aerospace industry, did not fit its long-term strategy and would be subsequently sold. As a result, L&S was accounted for as a net asset held for disposal as of the PAI acquisition date. The portion of the PAI acquisition cost allocated to this asset represents the net proceeds expected to be realized upon sale, which includes an amount for estimated results of operations of the L&S business during the holding period. On December 12, 1996, the Company completed the sale of L&S to Tru-Circle Manufacturing, Inc. for an aggregate purchase price of approximately $13,100 subject to a post-closing adjustment. The price included the assumption of approximately $1,800 in long-term capitalized leases. The Company used $10,500 of the $11,300 cash proceeds from the sale to pre-pay term indebtedness under its Credit Facility (See Note 5).

  Summarized below are the unaudited pro forma results of operations of the Company as if PAI had been acquired on January 1, 1995:

                                             Pro Forma
                                       Year Ended December 31,
                                       -----------------------
                                        1996           1995
                                        ----           ----
Net Sales ........................   $100,764        $92,332
  Income before extraordinary item      3,102          1,396
  Net Income .....................      2,929          1,396

Earnings per share:
  Income before extraordinary item       0.83           0.33
  Net income .....................       0.77           0.33

                           AXSYS TECHNOLOGIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - ACQUISITIONS AND DIVESTITURE (CONT'D)

  The pro forma financial information presented is not necessarily indicative of either the results of operations that would have occurred had the acquisition of PAI taken place at the beginning of fiscal 1995 or the future operating results of the combined companies. Pro forma income before extraordinary item and net income for the year ended December 31, 1996 include certain special charges totaling approximately $400. No such charges have been recorded for the year ended December 31, 1995.

  On October 2, 1996, the Company acquired substantially all of the assets of Lockheed Martin Beryllium Corporation ("LMBC") for $2,883 subject to post-closing adjustments. LMBC's operations consist primarily of precision machining of beryllium and other exotic material components. This acquisition has also been accounted for under the purchase method of accounting and, accordingly, the results of operations of LMBC have been included in the accompanying consolidated financial statements since the date of acquisition. The cost of the acquisition has been allocated on the basis of the estimated fair market value of the assets acquired and liabilities assumed. The purchase price allocation has been completed on a preliminary basis. Management does not believe that changes in the purchase price allocation will be material.

NOTE 4 - SHAREHOLDERS' EQUITY

COMMON STOCK -

  In July 1994, the Company completed a rights offering of Common Stock in which 1,470,588 shares were issued for gross proceeds of $2,500 ($2,332, net of expenses).

  On July 25, 1996, the Company completed a one-for-five reverse stock split of its $0.01 par value common stock following approval by the Company's stockholders at the Company's 1996 Annual Meeting of Stockholders. In conjunction with the split, the Company's Certificate of Incorporation has been amended to reduce the number of shares of Common Stock authorized for issuance to 4,000,000. The stated par value of each share was not changed from $0.01. All share and per share data presented in this report has been restated to reflect the reverse stock split.

PREFERRED STOCK -

  The certificate of designation setting forth the amended terms of the Company's $1.20 Cumulative Exchangeable Redeemable Preferred Stock provides for, among other things, (1) a liquidation preference of $8 per share, (2) an annual dividend of $1.20 per share, and (3) the ability to pay dividends thereon in additional shares instead of cash up to March 1, 1996. Under the certificate of designation, the right to receive cash dividends is expressly subject to, among other things, any provision contained from time to time in the Company's financing agreements prohibiting the payment of cash dividends. The Company's Credit Facility prohibits the payment of cash dividends (see
Note 5). The Company at its option may redeem the Preferred Stock at a price of $8.00 per share, or an amount per share equal to the product of 1.1 and the fair value per share (as determined by the Company's Board of Directors), in each case together with all unpaid but accumulated dividends to the redemption date.

  From August, 1991 through February 22, 1996, the Company paid quarterly dividends on the Preferred Stock in additional shares at an annual rate of 15% based on the shares outstanding. On February 22, 1996, the Company's right to pay dividends in additional shares of Preferred Stock expired. Since February 22, 1996, the Company has not declared or paid any dividends on the Preferred Stock, although they have continued to accumulate. The amount of unpaid but accumulated dividends at December 31, 1996 was $757 or, $1.02 per share.

                           AXSYS TECHNOLOGIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - SHAREHOLDERS' EQUITY (CONT'D)

PREFERRED STOCK (CONT'D)

  On February 14, 1997, the Company commenced an offer to exchange 0.75 shares of its Common Stock for each outstanding share of its Preferred Stock. On March 17, 1997, the Exchange Offer terminated and the Company accepted for exchange all shares of Preferred Stock validly tendered as of that time. Approximately 530,000 shares of Preferred Stock were exchanged for 397,500 shares of Common Stock. Holders of shares of Preferred Stock accepted for exchange will not receive any separate payment in respect of dividends not paid subsequent to February 22, 1996, the last date on which dividends were paid on the Preferred Stock.

  For the year ended December 31, 1996, on a pro forma basis, assuming the Exchange Offer had been consummated on January 1, 1996, earnings per share data would have been as follows:


          Net income (loss) per common share:

             Continuing operations..........           $   0.85
             Extraordinary item.............              (0.06)
                                                      ---------

          Total.............................           $   0.79
                                                      =========

          Weighted average common shares
             outstanding ...................          3,088,343
                                                      =========

NOTE 5 - LONG-TERM DEBT

                                                       1996        1995
                                                      --------   ---------

         Credit Facility....................       $     22,285   $ 9,643
         Industrial Revenue Bond............              1,870     1,870
         Capital Lease Obligations..........              2,000        -
                                                      --------    --------
                                                         26,155    11,513
         Less current portion...............              2,831       466
                                                      --------    --------
                                                   $     23,324   $11,047
                                                      =========   =======

  In order to obtain the funds necessary to finance the Company's acquisition of PAI (see Note 3), to refinance PAI's and the Company's existing debt and pay the fees and expenses related to the acquisition and refinancing, Axsys entered into a Credit Agreement, dated April 25, 1996 (and subsequently amended as of September 25, 1996), between the Company, the various banks named therein and Banque Paribas, as agent, providing for borrowings under a $37 million senior secured credit facility (the "Credit Facility"). During 1996, the total facility was reduced by $10.5 million as a result of a prepayment of term debt using proceeds from the sale of L&S (see Note 3) and by $1.3 million as a result of scheduled term payments. The remaining Credit Facility of $25.2 million is comprised of (i) a term loan in the principal amount of $7.3 million payable in installments and maturing on April 25, 2000,
(ii) a term loan in the principal amount of $6.9 million payable in installments and maturing on April 25, 2002 and (iii) a revolving credit line in an aggregate principal amount of up to the lesser of $11 million or the borrowing base in effect from time to time, maturing on April 25, 2000.

                           AXSYS TECHNOLOGIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - LONG-TERM DEBT (CONT'D)

  Borrowings under the Credit Facility bear interest at a fluctuating rate per annum equal to the rate of interest publicly announced by Chase Manhattan Bank, N.A. as its prime rate (the prime rate was 8.25% at December 31, 1996), plus a margin ranging from 1.75% to 2.25%, or the London Interbank Offered Rate (LIBOR), plus a margin ranging from 3.25% to 3.75%. A commitment fee of
 .5% is payable on any unused amount of the Credit Facility. The Credit Facility contains certain restrictive covenants which, among other things, impose limitations with respect to the incurrence of additional liens and indebtedness, mergers, consolidations and specified sale of assets and requires the Company to meet certain financial tests including minimum levels of earnings and net worth and various other financial ratios. In addition, the Credit Facility prohibits the payment of cash dividends. Borrowings under the Credit Facility are secured by substantially all of the assets of the Company and its subsidiary.

   The Company had outstanding at December 31, 1996, industrial development revenue bonds (the "Bonds") in the amount of $1,870 secured by its Gilford, NH manufacturing facility which has a net carrying amount of approximately $2,100. The Bonds, which bear interest at a fixed rate of 13%, are payable in 2005. The Company, however, may make optional prepayments of $250 annually.

   Scheduled debt maturities during the next five years, which are comprised of payments under the Company's Credit Facility and capital lease obligations are $2,831 (1997), $3,023 (1998), $3,105 (1999), $11,428 (2000) and $3,277
(2001).

   In 1994, the Company recorded an extraordinary gain of, $5,856, net of a charge in lieu of taxes of $3,744, in connection with the repurchase of bank indebtedness.

                           AXSYS TECHNOLOGIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - BALANCE SHEET INFORMATION

  The details of certain balance sheet accounts are as follows:
                                                 1996          1995
                                               ---------     ---------
Inventories:
    Raw materials.........................      $ 8,033       $  7,203
    Work-in-process.......................       12,942          5,293
    Finished goods........................       10,118          9,255
                                               ---------     ---------
                                                 31,093         21,751
    Less reserves.........................        6,639          5,207
                                               ---------     ---------
                                                $24,454       $ 16,544
                                               =========     =========

Work-in-process inventory at December 31, 1996 is recorded net of $1,576 of progress payments received from customers on uncompleted contracts.

Net property, plant and equipment:
    Land..................................      $  891         $   600
    Buildings and improvements............       5,994           3,923
    Machinery and equipment...............      14,029           8,155
                                               ---------     ---------
                                                20,914          12,678
    Less accumulated depreciation
          and amortization................       7,458           5,075
                                               ---------     ---------
                                               $13,456         $ 7,603
                                               =========     =========

Accrued expenses and other liabilities:
    Compensation and related benefits.....     $ 3,741         $ 2,180
    Other.................................       3,549           3,516
                                               ---------     ---------
                                               $ 7,290         $ 5,696
                                               =========     =========
NOTE 7 - INCOME TAXES

   At December 31, 1996, the Company has net operating loss carryforwards of approximately $10,000 which expire in the years 2005 through 2009 and alternative minimum tax credit carryforwards of approximately $340. In addition, the Company has approximately $7,600 of previously unrecognized tax benefits, principally related to inventories. As the portion of the loss carryforwards and deferred tax benefits originating prior to the 1991 quasi-reorganization are realized, the corresponding tax effect will be credited to Capital in Excess of Par under quasi-reorganization accounting principles rather than reducing the Provision for Taxes. In 1996, $1,345 was credited to Capital in Excess of Par representing the utilization of such pre quasi-reorganization tax benefits to offset current year tax expense. As of December 31, 1996, $3,181 of the pre quasi-reorganization tax effected benefits remain unutilized. The utilization and realization of the carryforwards and future tax benefits will substantially reduce the amount of cash taxes payable on taxable income in the future.

                           AXSYS TECHNOLOGIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 7 - INCOME TAXES (CONT'D)

  The Company utilizes the liability method (SFAS No. 109) in accounting for income taxes. Income from continuing operations before taxes is from domestic sources only for each of the three years ended December 31, 1996.

  The provision for taxes on income from continuing operations consists of:

                                                1996        1995        1994
                                              ----------  ---------   ---------
Current taxes-charge in lieu of taxes
 and taxes:
  U.S. Federal .........................       $  1,579   $   454      $    14
  State and local.......................            312       111            3
                                               ---------  ---------   ---------
                                                  1,891       565           17
                                               ---------  ---------   ---------
Deferred taxes:
  U.S. Federal..........................
                                               ---------  ---------   ---------
                                                $ 1,891   $   565      $    17
                                               =========  =========   =========

  The reasons for the difference between the provision for taxes and the amount computed by applying the statutory federal income tax rate to income before taxes are as follows:

                                                 1996        1995       1994
                                               ---------  ---------  ----------
U.S. federal statutory rate............           34%         34%         34%
Computed expected tax provision .......       $ 1,614      $ 493      $   15
Increase (decrease) in taxes resulting
    from: State and local taxes, net
     of federal tax benefit...........            206         72           2
    Amortization of goodwill..........             71         71          71
    Other.............................                       (71)        (71)
                                               ---------   ---------   ---------
Actual tax provision..................        $ 1,891      $ 565       $  17
                                               =========   =========   =========

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                    December 31,
                                                ---------------------
                                                   1996        1995
                                                ---------   ---------

Tax net operating loss carryforwards.....       $ 3,740       $  4,794
Inventory valuation differences..........         2,002          2,070
Other, net...............................           606            389
                                                ---------    ---------

  Sub-Total                                       6,348          7,253
Valuation allowance.....................         (6,348)        (7,253)
                                                ---------    ---------
Total deferred taxes....................        $     -       $      -
                                                =========    =========

     The net change in the valuation allowance in 1996 and 1995 was a decrease of $905 and an increase of $330, respectively.

                           AXSYS TECHNOLOGIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - PENSION ARRANGEMENTS

  The Company has two pension plans for which benefits and participation have been frozen. Pension benefits under these plans are generally based upon years of service and compensation. The Company's funding policy is to contribute amounts to these plans sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus such additional amounts as the Company may determine to be appropriate from time to time.

  Multi-employer plans covering certain union members generally provided benefits of stated amounts for each year of service. During 1994, in connection with the restructuring of the Precision Systems group, the employment of the union members participating in these multi-employer plans ended and, as a result, contributions to these plans ceased. As of December 31, 1996, there were no unpaid contributions to multi-employer plans.

  A summary of components of net periodic pension cost for the defined benefit plans and the total contribution charged to pension expense for the multi-employer plans follows:

                                                   1996     1995    1994
                                                  -------  ------- -------
Defined benefit plans:
Service cost-benefits earned during the period..  $    -   $    -   $    -
Interest cost on projected benefit obligation...       71       74       73
Actual return on plan assets....................      (46)     (25)       1
Net amortization and deferral..................        26       17       (5)
                                                  -------  -------  --------
Net pension cost of defined benefit plans......        51       66       69
Multi-employer plans...........................                          59
                                                  -------  -------- --------

Total pension expense..........................   $    51  $    66  $   128
                                                  =======  ======== ========

  Assumptions used in accounting for the defined benefit plans as of the plans' measurement dates were:



                                                  1996     1995     1994
                                                 -------- -------  -------

Weighted-average discount rate..............       7.5%    7.5%     7.5%
Expected long-term rate of return on assets.       6.0%    6.0%     6.0%

                           AXSYS TECHNOLOGIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - PENSION ARRANGEMENTS, (CONT'D)

   The following table sets forth the funded status and amount recognized in the consolidated balance sheets for the Company's defined benefit pension plans:

                                                   1996      1995      1994
                                                 --------- --------- ---------
Actuarial present value of benefit obligations:
Vested benefit obligation.....................    $ 1,053  $  1,116   $ 1,026
                                                 ========= ========= =========

Accumulated benefit obligation................    $ 1,053  $  1,116   $ 1,026
                                                 ========= ========= =========

Projected benefit obligations.................    $ 1,053  $  1,116   $ 1,026
Less plan assets at fair market value.........        451       231        32
                                                 --------- --------- ---------
Projected benefit obligation in excess
     of plan assets...........................        602       885       994
Unrecognized net gain.........................        151        98        83
                                                 --------- --------- ---------
Net pension liability recognized in the
     balance sheet............................    $   753  $    983   $ 1,077
                                                 ========= ========= =========

   Unrecognized net gains and losses are amortized over the average future service lives of participants. Plan assets are invested in a managed portfolio consisting primarily of equity securities.

   The Company also sponsors 401(k) plans under which eligible employees may elect to contribute a percentage of their earnings. The Company has matched employee contributions to these plans in amounts ranging from up to 3% to 5% of the employees' gross earnings over the three years ended December 31, 1996. Company matching contributions were $709 in 1996, $325 in 1995 and $363 in 1994.

NOTE 9 - SUPPLEMENTAL CASH FLOW INFORMATION

   Supplemental cash flow information for the years ended December 31, 1996, 1995 and 1994 is summarized as follows:

                                                 1996        1995       1994
                                               ---------   ---------  ----------

Cash paid during the year for:
    Interest.................................  $2,586       $ 1,989    $ 1,883
    Income tax payments (refunds)............     441            52         (9)

Noncash investing activities:
    Equipment acquired under capital leases..  $  786       $     -    $     -

                           AXSYS TECHNOLOGIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - OTHER INFORMATION

RESTRUCTURING PLAN -

   In connection with a restructuring of the Precision Systems Group initiated in 1993, the Company recorded a $1.3 million charge in 1994, of which $1.0 million related to the write-down of slow moving and excess inventory to net realizable value and $.3 million to adjust the carrying value of an idle Deer Park, New York facility. In September 1995, the Company sold the idle Deer Park, New York facility for net proceeds of $1,401. Included in other expense in 1995 is a loss on the sale of this facility of $233.

STOCK OPTIONS AND WARRANTS-

     Options to purchase up to 38,600 shares of Axsys common stock, with exercise prices of $3.75 - $4.15 per share, have been granted to certain key employees of the Company. Of that amount, 32,840 options are vested, with the balance becoming vested in 1997. These options are exercisable for up to seven years from the date of grant. There are 49,800 shares available for future grant. There were no stock options granted to employees in 1996 or 1995.

     During 1996, a warrant to acquire up to 133,263 shares of Common Stock at an exercise price of $.05 per share and warrants to acquire up to 175,278 shares of Common Stock at an exercise price of $6.25 per share, were issued.


NOTE 11 - COMMITMENTS AND CONTINGENCIES

     Future minimum payments under noncancellable operating leases (exclusive of property expenses and net of sublease rental income), as of December 31, 1996, are as follows:

              1997..................      $ 1,604
              1998..................        1,361
              1999..................        1,243
              2000..................          162
              2001..................           38
              2002 and thereafter...          206
                                           -------
                                          $ 4,614
                                          ========


     Rent expense under such leases, net of sublease rental income, amounted to $1,589 in 1996, $1,539 in 1995 and, $1,379 in 1994.

     In February 1990, the Company sold and leased back its San Diego, California facility under an operating lease. The Company has a deferred gain as of December 31, 1996 on this transaction of $387, which is being amortized to income over the ten year lease term as a reduction of annual rent expense.

     The Company has various lawsuits, claims, commitments and contingent liabilities arising from the ordinary conduct of its business; however, they are not expected to have a material adverse effect on the Company's financial position or results of operations.

                           AXSYS TECHNOLOGIES, INC.

                 SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

                            (DOLLARS IN THOUSANDS)


--------------------------------------------------------------------------------------------------------------
COL. A                            COL.  B           COL. C       COL. D           COL. E           COL. F
------                            -------           ------       ------           ------           ------
                                         Additions
                                 --------------------------
                                  Balance at        Charged to    Charged to
                                  Beginning         Costs and     Other                          Balance at
     Classification               of Period         Expenses      Accounts         Deductions    End of Period
     --------------               ---------         --------      --------         ----------    -------------


Allowance for doubtful accounts

  Year ended December 31, 1996:     $233             $ 93          $100 (a)       $  41(b)        $385
  Year ended December 31, 1995:     $345             $106                         $ 218(b)        $233
  Year ended December 31, 1994:     $278             $124                         $  57(b)        $345

----------------
 (a) Includes $100 associated with acquisition of business.
 (b) Uncollectible accounts written off, net of recoveries.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                     DESCRIPTION                        SEQ. PG. NO.
------                                     -----------                       ------------
2(1)       Agreement and Plan of Merger, dated as of February 16,
           1996, between the Registrant, PA Acquisition Corporation
           and Precision Aerotech, Inc. (filed as Exhibit 10(40) to
           Registrant's Form 10-K for the fiscal year ended December
           31, 1995 and incorporated herein by reference).

2(2) Stock Purchase Agreement, dated as f November 26, 1996, as amended December 11, 1996, between Registrant, Precision
           Aerotech, Inc., Tru-Circle Corporation and Tru-Circle
           Manufacturing, Inc. (filed as Exhibit 2 to the
           Registrant's Form 8-K, dated December 23, 1996 (the
           "December 23, 1996 Form 8-K") and incorporated herein by reference).

3(1)       Certificate of Incorporation of the Registrant (filed as
           Exhibit 1 to the Form 8-A, filed on August 8, 1991 (the
           "Form 8-A") and incorporated herein by reference).

3(2)       Amendment to Certificate of Incorporation (filed as
           Exhibit 3 to the Form 10- QA-1, dated December 20, 1996, for the quarter ended September 30, 1996 (the "September
           30, 1996 Form 10-Q") and incorporated herein by reference).

3(3)       Amendment to Certificate of Incorporation (filed as
           Exhibit 3(i) to the December 23, 1996 Form 8-K and incorporated herein by reference).

3(4)       By-Laws of the Registrant (filed as Exhibit 2 to the
           Form 8-A and incorporated herein by reference).

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

EXHIBIT
NUMBER                                     DESCRIPTION                                 SEQ. PG. NO.
------                                     -----------                                ------------
4(4)       Warrant, dated as of July 20, 1994, granted by the Company in favor of The CIT Group/Credit Finance, Inc. (filed as
           Exhibit 10(9) to the Registrant's Quarterly Report on Form
           10-Q for the fiscal quarter ended June 30, 1994 (the "1994
           Second Quarter Form 10-Q") and incorporated herein by
           reference).

4(5)       Warrant, dated April 25, 1996, granted to Banque Paribas
           (filed as Exhibit 4.1 to the Form 8-K, dated May 7, 1996
           (the "May 7, 1996 Form 8-K) and incorporated herein by reference).

4(6)       Warrant, dated April 25, 1996, granted to Paribas Principal,
           Inc. (filed as Exhibit 4.2 to the May 7, 1996 Form 8-K and incorporated herein by reference).

4(7)       Warrant Purchase Agreement, dated April 25, 1996,  between the
           Registrant, Paribas Principal, Inc. and Banque Paribas (filed as Exhibit 4.3 to the May 7, 1996 Form 8-K and incorporated herein by reference).

4(8)       Warrant, dated April 25, 1996, granted to Donaldson, Lufkin &
           Jenrette Securities.

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

10(3) Form of Indemnification Agreement (filed as Exhibit 10(16) to the Form 10-K for the fiscal year ended December 30, 1990, filed on March 28, 1991 (the "1990 Form 10-K") and incorporated herein by reference).

10(4)      Vernitron Corporation Long-Term Stock Incentive Plan
           (filed as Exhibit 10(16) to the 1991 Form 10-K and incorporated herein by reference).

10(5)      Form of Stock Option Agreement, dated as of September 30,
           1991 (filed as Exhibit 10(17) to the 1991 Form 10-K and incorporated herein by reference).


EXHIBIT
NUMBER                                     DESCRIPTION                                 SEQ. PG. NO.
------                                     -----------                                ------------
10(6)    Credit Agreement, dated April 25, 1996, between the Registrant, various banks named therein and Banque Paribas, as Agent (filed as Exhibit 10.1 to the May 7, 1996 Form 8-K and incorporated herein by reference).

10(7) Security Agreement, dated April 25, 1996, between the Registrant, various subsidiaries of the Registrant and Banque Paribas, as Collateral Agent (filed as Exhibit 10.2 to the May 7, 1996 Form 8-K and incorporated herein by reference).

10(8)    Pledge Agreement, dated April 25, 1996, between the Registrant, various subsidiaries of the Registrant and Banque Paribas as Collateral Agent (filed as Exhibit 10.3 to the May 7, 1996 Form 8-K and incorporated herein by reference).

10(9)    Subsidiaries guaranty, dated April 25, 1996, by various subsidiaries of the
         Registrant (filed as Exhibit 10.4 to the May 7, 1996 Form 8-K and incorporated herein by reference).

10(10)   Amendment No. 1 to the Credit Agreement (filed as Exhibit 10 to the
         September 30, 1996 Form 10Q and incorporated herein by reference).

21       Subsidiaries of the Registrant.

27       Financial Data Schedule.
