Form 10-K/A
period 1996-12-31
AXSYS TECHNOLOGIES INC
filed 1997-04-30
CIK 206030

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                               FORM 10-K/A NO. 1

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


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ([section]229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

Aggregate market value of the voting stock held by non-affiliates of the registrant as of the close of business on March 24, 1997, $22,480,000.

Common Stock outstanding at March 18, 1997:  2,986,381 shares.

===============================================================================

                            AXSYS TECHNOLOGIES, INC.
                               FORM 10-K/A NO. 1

    Axsys Technologies, Inc. a Delaware corporation (the "Registrant" or "Company") hereby amends its Form 10-K, dated March 26, 1997 (the "Form 10-K"), for the fiscal year ended December 31, 1996.

    The Form 10-K is hereby amended to add Part III thereto as follows:

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The name, age and principal occupation of each nominee, the nominee's length of service as a director of the Company, the names of the other public companies of which the nominee is a director and certain other biographical information are set forth below.

    STEPHEN W. BERSHAD, 55

    Chairman of the Board and Chief Executive Officer of the Company since December 1986. Prior to joining the Company, he was a Managing Director of Lehman Brothers and its predecessors, investment banking firms, where he held a series of senior management positions. Mr. Bershad is a director of EMCOR Group, Inc.

    ANTHONY J. FIORELLI, JR., 67

    Private investor since January 1, 1997. Prior to that time, Mr. Fiorelli was President, Strategic Management Consulting Services, Inc., a management consulting firm, since December 1985. Prior to that time, Mr. Fiorelli was President and Chief Executive Officer of General Defense Corporation, a diversified engineering and manufacturing company. Mr. Fiorelli has been a director of the Company since February 1988.

    ELIOT M. FRIED, 64

    Elliot M. Fried is a Managing Director of the Lehman Brothers where he has been employed for more than the past five years. He is a member of the Investment Committee and the Investment Banking Commitment Committee of the Firm. Mr. Fried is a director of Bridgeport Machines, Inc., Energy Ventures Inc., L-3 Communications Corporation, SunSource L.P. and Walter Industries, Inc. Mr. Fried has served as a Director of the Company since 1994.

    The Board of Directors met four times during 1996. The Audit Committee, the Compensation Committee and the Stock Incentive Plan Committee are the standing committees of the Board.

    The Audit Committee reviews internal and external audit procedures of the Company. Messrs. Fiorelli and Fried are members of the Audit Committee. The Compensation Committee oversees compensation policies of the Company. Its members are Messrs. Bershad and Fiorelli. The Stock Incentive Plan Committee administers the Axsys Technologies, Inc. Long-Term Stock Incentive Plan. Mr. Fiorelli is a member of the Stock Incentive Plan Committee. The Audit Committee met once in 1996.

    Each director attended all meetings of the Board and of the Committees on which the director served.

    The compensation of directors is fixed by the Board of Directors. Directors who are not employees of the Company receive meeting fees of $2,500 for each Board meeting attended and $1,000 for each committee meeting attended other than in connection with a Board meeting. Directors are reimbursed for travel and other expenses incurred in the performance of their duties.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

   The following table shows the compensation paid to the Company's executive officers for services in all capacities for the three years ended December 31, 1996:

                                                                                       LONG TERM
                                               ANNUAL COMPENSATION                   COMPENSATION
                                         -------------------------------------       ------------        ALL OTHER
                                                        BONUS     OTHER ANNUAL         OPTIONS         COMPENSATION
NAME AND PRINCIPAL POSITION     YEAR     SALARY ($)     ($)(1)    COMPENSATION     (# OF SHARES)(2)       ($)(3)
---------------------------     ----     ----------     ------    ------------     ----------------     ----------
Stephen W. Bershad.........     1996       262,500     157,500         -                   -               7,576
 Chairman of the Board and      1995       262,500     100,000         -                   -               6,258
 Chief Executive Officer        1994       262,500     150,000         -               4,200              10,810

Elliot N. Konopko (4)......     1996       185,000      82,875         -                   -              20,555
 Vice President, General        1995       175,000      40,000         -                   -               6,521
 Counsel and Secretary          1994       175,000      55,000         -               3,000               6,318

Raymond F. Kunzmann (5)....     1996       145,000      85,000         -                   -              10,603
 Vice President-Finance         1995       135,000      45,000         -                   -               7,197
 and Controller                 1994       120,000      28,000         -               4,000               2,721

---------------------

(1) Reflects payments under the Company's bonus plan, which is described in the "Compensation Committee Report on Executive Compensation" below.

(2) Reflects awards under the Company's Long-Term Stock Incentive Plan, which is described under "Stock Incentive Plan" below.

(3) Reflects matching contributions under the Company's 401(K) Plan, described under 401(K) Plan below, and payments under the Company's executive health insurance plan and other miscellaneous amounts. Axsys' executive health insurance plan, which covers only executive officers, provides for the reimbursement of deductible and coinsurance amounts and certain medical expenses not covered under Axsys' basic medical plans.

(4) Mr. Konopko has been Vice President, General Counsel and Secretary of the Company since March 1990.

(5) Raymond F. Kunzmann was elected Vice President-Finance and Controller on June 2, 1994. Prior to that time, he was Group Controller at Mannesmann Capital Corporation, a diversified manufacturing company, from January 1994 until May 31, 1994, and was Controller and held other positions at Lear Siegler, Inc., a diversified manufacturing/service company, from January 1987 until December 1993.

401(K) PLAN

    Axsys currently maintains a 401(K) Salary Reduction Plan (the "401(K) Plan") which is intended to qualify under Sections 401(a) and 401(K) of the Internal Revenue Code. All employees who are not members of collective bargaining groups and who are 21 years of age or older are eligible to participate in the 401(K) Plan on the first calendar day of the month immediately following the month in which they complete 1,000 hours of service. All eligible executive officers have elected to participate in the 401(K) Plan.

    Eligible employees electing to participate in the 401(K) Plan may defer a portion of their compensation on a pre-tax basis, by contributing a percentage thereof to the 401(K) Plan. The minimum contribution is not less than 3% of annual gross pay. The maximum is prescribed by the Tax Reform Act of 1986. The limit for 1996 was $9,500 and will be $9,500 in 1997. The Company made a matching contribution in Common Stock of the Company in respect of each employee's 3% contribution made in 1996. Eligible employees who elect to participate in the 401(K) Plan are vested in the Company's matching contribution according to the following schedule: less than 1 year of service - 0%; 1 year of service - 20%; 2 years of service - 40%; 3 years of service - 60%; 4 years of service - 80%; and 5 years of service - 100%.

STOCK INCENTIVE PLAN

    The Axsys Technologies, Inc. Long-Term Stock Incentive Plan (the "Incentive Plan") was approved by the stockholders in 1991. The Incentive Plan is administered by the Stock Incentive Plan Committee (the "Committee"). The Committee selects participants from among those executives and other key employees of the Company and its subsidiaries who are in a position to contribute materially to the success of the Company and determines the amounts, times, forms, terms and conditions of grants.

    Grants may be in the form of options to purchase shares of Common Stock, stock appreciation rights, restricted stock and performance units (collectively, "stock incentives"). Grants may be made for up to 90,000 shares of Common Stock of the Company in the aggregate. Stock appreciation rights may be granted on a "free-standing" basis or in conjunction with all or a portion of the shares covered by an option. Stock incentive awards are subject to such provisions as the Committee determines and may be exercised at one time or in such installments and at such prices over the balance of the exercise period as determined by the Committee.

    Each stock incentive is exercisable in whole or in part, prior to its cancellation or termination, by written notice to the Company. If any option is being exercised, such notice must be accompanied by payment in full of the purchase price in cash or, if acceptable to the Committee, shares of Company Common Stock or partly in cash and partly in such shares. Stock incentives are not transferable except by will or by laws of descent and distribution.

    In general, each stock incentive will terminate upon the earlier of (i) the date fixed by the Committee when the stock incentive is granted or (ii) unless determined otherwise by the Committee, termination of employment other than for cause, to the extent the stock incentive was then exercisable, up to 90 days after the participant's termination of employment. In the event of death or termination due to disability, the stock incentive may be exercised to the extent then exercisable for up to one year thereafter. If a participant's employment is terminated for cause, however, his or her ability to exercise any stock incentive is terminated.

    The Company may make loans to such participants as the Committee, in its discretion, may determine in connection with the exercise of options in an amount up to the exercise price of the option plus any applicable withholding taxes. In no event may any such loan exceed the fair market value, at the date of exercise, of the shares covered by the option exercised.

    Under the Incentive Plan, the Committee may determine, in the event of a change of control of the Company, that all stock incentives which have not terminated and which are then held by any participant will become immediately exercisable. Any such determination by the Committee may be set forth in an applicable option agreement or by resolution of the Committee.

    Options outstanding under the Incentive Plan to acquire up to 61,600 shares of Common Stock have been granted, including to Stephen W. Bershad (14,600 shares), Elliot N. Konopko (11,000 shares) and Raymond F. Kunzmann (6,000 shares). Of the 61,600 shares covered by the Options, Options to acquire 23,000 shares were granted in 1997, including options to acquire 2,000 shares of Common Stock granted to each of Messrs. Bershad, Konopko, Kunzmann, Fiorelli and Fried. Of the outstanding Options, options to acquire 24,440 shares are fully vested. In general, Options are exercisable to the extent of 40% thereof within one year from the date of grant and an additional 30% each year thereafter. The Options granted to Messrs. Fiorelli and Fried to acquire 2,000 shares of Common Stock each are fully vested. In general, Options granted under the Incentive Plan are incentive stock options. The Options granted prior to 1997, unless extended, in general terminate seven years after the date of grant and are exercisable at $3.75 per share. In general, the Options granted in 1997 have an exercise price of $15 per share and have a term of ten years, unless extended.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    Mr. Bershad, a member of the Compensation Committee, is Chairman of the Board and Chief Executive Officer of the Company.

AGREEMENTS WITH DIRECTORS AND OFFICERS

    The Company has entered into indemnification agreements with its directors and certain officers in order to induce them to continue to serve as directors and officers of the Company, indemnifying them for any and all liabilities incurred by them arising out of their service as directors or officers, other than liabilities arising out of conduct which has been determined in a final adjudication to constitute bad faith or a knowing violation of law or receipt by such person of an improper personal benefit. The rights to indemnification under such agreements are in addition to any rights to indemnification contained in the Company's Certificate of Incorporation or By-Laws, which provide for indemnification under certain circumstances. The Company has agreed to pay Messrs. Konopko and Kunzmann up to one year's base compensation and certain other benefits in the event of termination by the Company other than for cause.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth the number of shares of Common Stock beneficially owned by the Company's directors individually, and by all directors and officers as a group, as of April 30, 1997:

                                       SHARES        EXERCISABLE      TOTAL
                                       OWNED           STOCK          SHARES
                                    DIRECTLY OR        OPTION      BENEFICIALLY     PERCENT
                                    INDIRECTLY (1)    SHARES (2)      OWNED        OF CLASS
                                    --------------    ----------      -----        --------
Stephen W. Bershad.................  1,248,812          2,940       1,251,752        41.8%
Anthony J. Fiorelli, Jr.(3)........     13,849          2,000          15,849         -- (4)
Eliot M. Fried(3) (4)..............         --          2,000           2,000         --
Directors and Executive Officers
 as a group (5 persons)............  1,262,661         17,840       1,280,501        42.6%

--------------

(1) Does not include 244,995 shares of Common Stock owned by the Axsys Technologies, Inc. 401(K) Plan (the "401(K) Plan") as of April 30, 1996. Elliot
N. Konopko and Raymond F. Kunzmann, who are executive officers of the Company, are the sole trustees of the 401(K) Plan and may be deemed to beneficially own such shares, although each of them disclaims beneficial ownership of such shares. Mr. Bershad owns 658,048 shares of Common Stock directly and 590,764 shares of Common Stock indirectly through SWB Holding Corporation, of which he is the sole shareholder and Chairman.

(2) Shares covered by stock options exercisable on April 30, 1996, or within 60 days thereafter.

(3) Less than 1% of the total Common Stock outstanding. As of April 30, 1997, 2,986,381 share of Common Stock are outstanding.

(4) Eliot M. Fried is a Managing Director and a Co-Chairman of the Investment Committee of Lehman, which may be deemed to beneficially own 463,741 shares of Common Stock. See "Principal Stockholders" below. Mr. Fried disclaims beneficial ownership of such shares.

    The Company knows of no person who, as of March 31, 1997, beneficially owned more than five percent of the Common Stock outstanding, except for Mr. Bershad and except as set forth below.


                                                                   AMOUNT AND
       NAME AND ADDRESS                       NATURE OF            PERCENT OF
      OF BENEFICIAL OWNER               BENEFICIAL OWNERSHIP         CLASS
      -------------------               --------------------         -----

   Lehman Electric Inc. (1)                463,741 shares            15.5%
   World Financial Center
   200 Vesey Street
   New York, NY  10285

   Paribas Principal, Inc. (2)             155,278 shares             4.9%
   787 Seventh Avenue
   New York, NY  10019

   Banque Paribas (2)                      133,262 shares             4.3%
   787 Seventh Avenue
   New York, NY  10019

   Victor A. Morgenstern                   181,800 shares             6.1%
   2 North LaSalle Street
   Chicago, IL  60602

   Axsys Technologies, Inc. 401(K) Plan    244,995 shares             8.2%
   Axsys Technologies, Inc.
   645 Madison Avenue
   New York, NY  10022

(1) Lehman Electric Inc., a Delaware corporation ("Lehman Electric"), is an investment vehicle. Lehman Brothers Inc., a Delaware corporation ("Lehman Brothers"), is a registered broker-dealer. Lehman Brothers Group Inc., a Delaware corporation ("Group"), is a holding company and parent of Lehman Electric. Lehman Brothers Holdings Inc., a Delaware corporation ("Holdings"), through its domestic and foreign subsidiaries, is a full line securities firm. It is the immediate parent of Lehman Brothers and Group. The foregoing entities (other than Lehman Brothers) may be deemed to beneficially own the 463,741 shares of Common Stock directly owned by Lehman Electric. In the ordinary course of its business on behalf of its customers, Lehman Brothers may purchase and sell shares of Common Stock.

(2) Paribas Principal, Inc. ("PPI") is a New York corporation and Banque Paribas ("Paribas") is a banking corporation organized under the laws of the Republic of France which maintains branches in a number of jurisdictions, and which is acting through its Grand Cayman Branch in connection with its investment in the Company. The principal business of PPI, a wholly-owned subsidiary of Paribas and a small business investment company licensed by the Small Business Administration under the Small Business Administration under the Small Business Investment Act of 1958, as amended, is that of making debt and equity investments in "small concerns" (as defined under the regulations of the Small Business Administration). Paribas is a subsidiary of Compagnie Financiere de Paribas ("Compagnie Financiere"), a diversified holding company organized under the laws of the Republic of France. The operating subsidiaries of Compagnie Financiere de Paribas engage in a wide variety of banking, financial services, manufacturing, trading, development and related activities. Through its Grand Cayman Branch, which is licensed under the laws of the jurisdiction to engage in banking activities, Paribas engages in lending activities, acceptance of deposits, international trade financing trading activities.

   Paribas' beneficial ownership of 133,262 shares of Common Stock (all of which Paribas has the option to purchase pursuant to a warrant issued to it) constitutes beneficial ownership of 4.3% of the total number of shares of outstanding Common Stock, and PPI's beneficial ownership of 155,278 shares of Common Stock (all of which PPI has the option to purchase pursuant to a warrant issued to it) constitutes beneficial ownership of 4.9% of the total number of shares of outstanding Common Stock, determined after giving effect to the issuance of the shares of Common Stock issuable upon the exercise of such warrants. Paribas may be deemed to be the beneficial owner of the shares of Common Stock of the Company owned by PPI and PPI may be deemed to be the beneficial owner of the shares of Common Stock of the Company owned by Paribas.

    Paribas has the sole power to vote or to direct the vote of, and sole power to dispose or direct the disposition of, no shares of Common Stock of the Company. Pursuant to its warrant, Paribas has the right to acquire 133,262 shares of Common Stock, as to which it neither has nor shares voting or dispositive power as of the date hereof. PPI has sole power to vote or to direct the vote of, and sole power to dispose or direct the disposition of, zero shares of Common Stock of the Company. Pursuant to its warrant, PPI has the right to acquire 155,278 shares of Common Stock, as to which it neither has nor shares voting or dispositive power as of the date hereof.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None, other than as set forth in Item 11 above.

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized.


Dated:  April 30, 1997                      AXSYS TECHNOLOGIES, INC.




                                            By: /s/ Stephen W. Bershad
                                               ------------------------
                                                    Stephen W. Bershad