Form 10-Q
period 1997-03-31
AXSYS TECHNOLOGIES INC
filed 1997-05-14
CIK 206030

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1997

                         Commission file number 0-16182

                                   ----------

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

                                   ----------

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                   Yes  X  No___
                                       ---

2,986,381 shares of Common Stock, $.01 par value, were outstanding as of May 9, 1997.

================================================================================

                            AXSYS TECHNOLOGIES, INC.
                                      INDEX

                                                                            Page
                                                                            ----

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited):

  Condensed Consolidated Statements of Operations -
   Three Months Ended March 31, 1997 and 1996...............................   3


  Condensed Consolidated Balance Sheets -
   March 31, 1997 and December 31, 1996.....................................   4


  Condensed Consolidated Statements of Cash Flows-
   Three Months Ended March 31, 1997 and 1996...............................   5


  Notes to Condensed Consolidated Financial Statements......................   6

Item 2. Management's Discussion and Analysis of Financial
   Condition and Results of Operations......................................   9

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K....................................  11

SIGNATURES..................................................................  11

PART 1. FINANCIAL INFORMATION

ITEM I. Financial Statements

                            AXSYS TECHNOLOGIES, INC.
                 Condensed Consolidated Statements of Operations
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                     Three Months Ended
                                                          March 31,
                                                 --------------------------
                                                    1997           1996
                                                 ----------     -----------

Net Sales ..................................     $   27,602     $    17,031

Cost of sales ..............................         20,402          12,603
Selling, general and administrative expenses          4,899           3,265
Amortization of intangible assets ..........             52              52
                                                 ----------     -----------

Operating income ...........................          2,249           1,111

Interest expense ...........................            655             444
Other expense (income) .....................             11              (7)
                                                 ----------     -----------

Income before taxes ........................          1,583             674

Provision for income taxes .................            638             284
                                                 ----------     -----------

Net income .................................            945             390

Preferred stock dividends ..................             60             184
                                                 ----------     -----------

Net income applicable to common shareholders     $      885     $       206
                                                 ==========     ===========

Net income per common share ................     $     0.27     $      0.08
                                                 ==========     ===========

Weighted average common shares outstanding .      3,230,130       2,529,045
                                                 ==========     ===========

            See notes to condensed consolidated financial statements.

                            AXSYS TECHNOLOGIES, INC.
                      Condensed Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                     March 31,  December 31,
                                                                        1997        1996
                                                                      -------     -------
                                                                    (Unaudited)
                                     ASSETS
CURRENT ASSETS
  Cash ..........................................................     $   546     $ 2,691
  Accounts receivable - net .....................................      15,852      13,801
  Inventories - net .............................................      25,502      24,454
  Other current assets ..........................................         897         850
                                                                      -------     -------

    TOTAL CURRENT ASSETS ........................................      42,797      41,796

PROPERTY, PLANT AND EQUIPMENT - net .............................      13,817      13,456

EXCESS OF COST OVER NET ASSETS ACQUIRED - net ...................       6,363       6,415

OTHER ASSETS ....................................................         473         504
                                                                      -------     -------

    TOTAL ASSETS ................................................     $63,450     $62,171
                                                                      =======     =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable ..............................................     $ 8,045     $ 6,881
  Accrued expenses and other liabilities ........................       7,745       7,290
  Current portion of long-term debt and capital lease obligations       2,939       2,831
                                                                      -------     -------

    TOTAL CURRENT LIABILITIES ...................................      18,729      17,002

LONG-TERM DEBT & CAPITAL LEASES, less current portion ...........      21,380      23,324

OTHER LONG-TERM LIABILITIES .....................................       2,244       2,293

DEFERRED INCOME .................................................         354         387

SHAREHOLDERS' EQUITY:
  Preferred Stock, issued and outstanding
  200,873 shares in 1997 and 738,881 shares in 1996 .............           2           7
  Common Stock, issued and outstanding
  2,986,381 shares in 1997 and 2,568,940 shares in 1996 .........          30          26
  Capital in Excess of Par ......................................      17,991      17,297
  Retained Earnings .............................................       2,720       1,835
                                                                      -------     -------

    TOTAL SHAREHOLDERS' EQUITY ..................................      20,743      19,165
                                                                      -------     -------

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..................     $63,450     $62,171
                                                                      =======     =======

            See notes to condensed consolidated financial statements.

                            AXSYS TECHNOLOGIES, INC.
                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                          Three Months Ended
                                                              March 31,
                                                        ---------------------
                                                          1997         1996
                                                        -------      --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ......................................     $   945      $    390
  Adjustments to reconcile net income to cash
   provided by (used in) operating activities:
  Realization of net operating loss carryforward ..         542           261
  Depreciation and amortization ...................         751           411
  Increase in current assets, other than cash .....      (3,146)       (2,262)
  Increase in current liabilities .................       1,619           694
  Other - net .....................................          53           113
                                                        -------      --------
NET CASH PROVIDED BY (USED IN) OPERATING
ACTIVITIES ........................................         764          (393)
                                                        -------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ............................        (462)         (263)
                                                        -------      --------
NET CASH USED IN INVESTING ACTIVITIES .............        (462)         (263)
                                                        -------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings ........................       6,150        16,957
  Repayment of borrowings .........................      (8,597)      (15,884)
  Redemption of preferred stock odd lot shares ....        --            (420)
                                                        -------      --------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES      (2,447)          653
                                                        -------      --------

NET DECREASE IN CASH ..............................      (2,145)           (3)

CASH AT BEGINNING OF PERIOD .......................       2,691            91
                                                        -------      --------

CASH AT END OF PERIOD .............................     $   546      $     88
                                                        =======      ========
Supplemental Cash Flow Information:
  Cash paid (refunded) for:
    Interest ......................................     $   484      $    336
                                                        =======      ========
    Income Taxes ..................................     $   (16)     $     19
                                                        =======      ========
    Non-cash investing and financing activities:
     Equipment acquired under capital leases ......     $   598      $   --
                                                        =======      ========

            See notes to condensed consolidated financial statements.

                            AXSYS TECHNOLOGIES, INC.
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                             (Dollars in thousands)

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. Operating results for the three months ended March 31,1997 are not indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Certain reclassifications have been made to previously reported financial statements to conform to current classifications.

Note 2 - Earnings per Share

Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" was issued in February 1997 and replaces Accounting Principles Board ("APB") Opinion No. 15. The new statement simplifies the computations of earnings per share ("EPS") by replacing the presentation of primary EPS with basic EPS, which is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS under the new statement is computed similarly to fully diluted EPS pursuant to APB Opinion 15. SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Early application is prohibited. For the three months ended March 31, 1997, the effect of adopting SFAS No. 128 on the Company's reported EPS would be immaterial.

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

The acquisition of PAI was accounted for under the purchase method of accounting and, accordingly, the results of operations of PAI have been included in the accompanying consolidated financial statements since the date of acquisition. The cost of the acquisition was allocated on the basis of the estimated fair market value of the assets acquired and liabilities assumed. The purchase price allocation has been completed on a preliminary basis. Management does not believe that changes in the purchase price allocation will be material. During the acquisition process, the Company determined that L&S Machine Company, Inc. ("L&S"), a wholly-owned subsidiary of PAI which manufactures structural components for the aerospace industry, did not fit its long-term strategy and would be subsequently sold. As a result, L&S was accounted for as a net asset held for disposal as of the PAI acquisition date. The portion of the PAI acquisition cost allocated to this asset represents the net proceeds expected to be realized upon sale, which includes an amount for estimated results of operations of the L&S business during the holding period. On December 12, 1996, the Company completed the sale of L&S to Tru-Circle Manufacturing, Inc. for an aggregate purchase price of approximately $13,100, subject to a post-closing adjustment. The price included the assumption of approximately $1,800 in long-term capitalized leases.

                            AXSYS TECHNOLOGIES, INC.
             Condensed Consolidated Financial Statements (Unaudited)
                             (Dollars in thousands)

Summarized below are the unaudited pro forma results of operations of the Company as if PAI had been acquired on January 1, 1996:

                                                 Pro Forma
                                             Three Months Ended
                                                 March 31,
                                                   1996
                                             ------------------

                        Net sales ..........     $25,145
                        Net income .........         382

                        Net income per share        0.08

The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisition of PAI taken place at the beginning of 1996 or the future operating results of the combined companies. Pro forma net income for the three months ended March 31, 1996 included certain special charges totaling approximately $400.

On October 2, 1996, the Company acquired substantially all of the assets of Lockheed Martin Beryllium Corporation ("LMBC") for $2,883, subject to post-closing adjustments. LMBC's operations consist primarily of precision machining of beryllium and other exotic material components. This acquisition has also been accounted for under the purchase method of accounting and, accordingly, the results of operations of LMBC have been included in the accompanying consolidated financial statements since the date of acquisition. The cost of the acquisition has been allocated on the basis of the estimated fair market value of the assets acquired and liabilities assumed. The purchase price allocation has been completed on a preliminary basis. Management does not believe that changes in the purchase price allocation will be material.

Note 4 - Inventories

Inventories have been determined generally by lower of cost (first-in, first-out or average) or market. Inventories consist of:

                                                         March 31,  December 31,
                                                            1997        1996
                                                          -------     -------

                        Raw materials .................   $ 8,494     $ 8,033
                        Work-in-process ...............    11,998      12,942
                        Finished goods ................    10,824      10,118
                                                          -------     -------
                                                           31,316      31,093
                        Less reserves .................     5,814       6,639
                                                          -------     -------
                                                          $25,502     $24,454
                                                          =======     =======

                            AXSYS TECHNOLOGIES, INC.
             Condensed Consolidated Financial Statements (Unaudited)
                             (Dollars in thousands)

Note 5 - Shareholders' Equity

On February 14, 1997, the Company commenced an offer to exchange 0.75 shares of its common stock for each outstanding share of its preferred stock. On March 17, 1997, the Exchange Offer terminated and the Company accepted for exchange all shares of preferred stock validly tendered as of that time. Approximately 538,000 shares of preferred stock were exchanged for 403,500 shares of common stock. Holders of shares of preferred stock accepted for exchange did not receive any separate payment in respect of dividends not paid subsequent to February 22, 1996, the last date on which dividends were paid on the preferred stock.


On April 30, 1997, the Company announced that it has called for redemption all remaining outstanding shares of its preferred stock. The redemption date has been fixed at June 4, 1997. The redemption price is $7.70 per share, including accrued and unpaid dividends of $1.54 per share through the redemption date. Approximately 200,900 shares of preferred stock have been called for redemption.

Note 6 - Other Information

                                                          March 31, December 31,
                                                            1997       1996
                                                           ------     ------

            Allowance for doubtful accounts ..........     $  433     $  385
                                                           ======     ======

            Accumulated depreciation and amortization
             of property, plant and equipment ........     $8,256     $7,458
                                                           ======     ======

            Accumulated amortization of excess of cost
             over net assets acquired ................     $1,098     $1,046
                                                           ======     ======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales by product for the first quarter are presented in the table below.

On April 25, 1996, the Company acquired the stock of PAI and, on October 2, 1996, the Company acquired substantially all of the assets of LMBC. These acquisitions have been accounted for under the purchase method of accounting and, accordingly, the results of the continuing operations of PAI and LMBC (see
Note 3 to the Condensed Consolidated Financial Statements) have been included in the Company's Condensed Consolidated Statement of Operations since their respective dates of acquisition.

                                             ($ in thousands)
                                             1997        1996
                                           -------     -------

                 Precision Systems ...     $16,618     $ 5,775
                 Industrial Components      10,984      11,256
                                           -------     -------
                 Net Sales ...........     $27,602     $17,031
                                           =======     =======

Three Months Ended March 31,1997 Compared to the Three Months Ended March 31,
1996

Net sales in 1997 increased by $10.6 million or 62%, compared to 1996, primarily as a result of the acquisitions of PAI and LMBC.

The Precision Systems group's sales (precision optical and positioning components and subsystems) increased in 1997 by $10.8 million, or 188%, as compared to 1996. Bookings for the group were $18.0 million in 1997, an increase of $12.0 million, or 200%, compared to 1996. Both the increase in sales and bookings were primarily due to the acquisitions of PAI and LMBC. Backlog at March 31, 1997 was $45.2 million, compared to $43.9 million at December 31, 1996. The increase in backlog of $1.3 million is primarily attributable to the scanner product line due to increased bookings from the digital imaging market.

The Industrial Components group's sales (precision ball bearings and interconnect devices) decreased in 1997 by $.3 million, or 2%, compared to 1996. Bookings for the group were $11.1 million, an increase of $.2 million, or 2%, compared to 1996. Backlog at both March 31, 1997 and December 31, 1996 was $12.5 million.

Operating income was $2.2 million in 1997, as compared to $1.1 million in 1996, representing a $1.1 million increase. This increase was primarily due to the higher sales volume. Gross margin on sales was 26.1% in 1997 as compared to 26.0% in 1996.

Selling, general and administrative expenses, as a percentage of sales declined to 18% in 1997 from 19% in 1996. Selling, general and administrative expenses increased by $1.6 million in 1997 primarily due to the acquisition of PAI and LMBC.

Liquidity and Capital Resources

Cash provided by (used in) operations for 1997 and 1996 was $.8 million and $(.4) million, respectively. This increase was primarily due to higher cash earnings.

Cash used in investing activities was $.5 million in 1997, as compared to $.3 million in 1996, due to higher capital expenditures.

Borrowings under the Company's revolving credit facility have been reduced by $2.3 million primarily from a reduction of cash on deposit.

The Company had no material commitments for capital expenditures as of March 31, 1997.

The Company believes that its $25.2 million credit facility and cash generated from operations will be sufficient to meet its future capital expenditure and working capital requirements and required debt amortization.

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

a)   Exhibits:

      Exhibit 27: Financial Data Schedule (For SEC use only).

b)   Reports on Form 8-K

      None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 14, 1997                     AXSYS TECHNOLOGIES, INC.


                                         By:  /s/ Stephen W. Bershad
                                              ---------------------------
                                             Stephen W. Bershad
                                             Chief Executive Officer


                                         By:  /s/ Raymond F. Kunzmann
                                              ---------------------------
                                             Raymond F. Kunzmann
                                             Chief Financial Officer