Form 10-Q
period 1997-06-30
AXSYS TECHNOLOGIES INC
filed 1997-08-14
CIK 206030

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              -------------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 1997

                         Commission file number 0-16182

                              -------------------

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

                              -------------------

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                 Yes |X| No |_|

    3,048,381 shares of Common Stock, $.01 par value, were outstanding as of
                                August 11, 1997.

================================================================================

                            AXSYS TECHNOLOGIES, INC.
                                      INDEX

                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements (Unaudited):

  Condensed Consolidated Statements of Operations -
   Three Months Ended June 30, 1997 and 1996..............................   3

  Condensed Consolidated Statements of Operations -
   Six Months Ended June 30, 1997 and 1996................................   4

  Condensed Consolidated Balance Sheets -
   June 30, 1997 and December 31, 1996....................................   5

  Condensed Consolidated Statements of Cash Flows-
   Six Months Ended June 30, 1997 and 1996................................   6

  Notes to Condensed Consolidated Financial Statements....................   7

Item 2.  Management's Discussion and Analysis of Financial
   Condition and Results of Operations....................................  10

PART II.  OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K.................................  12

SIGNATURES................................................................  12
----------

PART 1.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                            AXSYS TECHNOLOGIES, INC.
                 Condensed Consolidated Statements of Operations
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                             Three Months
                                                            Ended June 30,
                                                     ---------------------------
                                                        1997            1996
                                                     ------------    -----------

Net Sales                                            $    31,247    $    23,514

Cost of sales                                             22,709         17,287
Selling, general and administrative expenses               5,385          4,237
Amortization of intangible assets                             73             50
                                                     -----------    -----------

Operating income                                           3,080          1,940

Interest expense                                             688            598
Other expense (income)                                        15             (6)
                                                     -----------    -----------

Income before taxes and extraordinary item                 2,377          1,348

Provision for income taxes                                   956            536
                                                     -----------    -----------

Income before extraordinary item                           1,421            812

Extraordinary loss on early extinguishment
of debt, net of tax benefit                                   --           (173)
                                                     -----------    -----------

Net income                                                 1,421            639

Preferred stock dividends                                     42            221
                                                     -----------    -----------

Net income applicable to common shareholders         $     1,379    $       418
                                                     ===========    ===========

Earnings per share:
   Earnings before extraordinary charge              $      0.41    $      0.21
   Extraordinary charge
                                                              --          (0.06)
                                                     -----------    -----------
                                                     $      0.41    $      0.15
                                                     ===========    ===========

Weighted average common shares outstanding             3,323,042      2,701,158
                                                     ===========    ===========

            See notes to condensed consolidated financial statements.

                            AXSYS TECHNOLOGIES, INC.
                 Condensed Consolidated Statements of Operations
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                          Six Months Ended
                                                              June 30,
                                                      ------------------------
                                                        1997           1996
                                                      ----------    -----------

Net Sales                                             $   58,849    $    40,545

Cost of sales                                             43,111         29,890
Selling, general and administrative expenses              10,284          7,502
Amortization of intangible assets                            125            102
                                                      ----------    -----------

Operating income                                           5,329          3,051

Interest expense                                           1,343          1,042
Other expense (income)                                        26            (13)
                                                      ----------    -----------

Income before taxes and extraordinary item                 3,960          2,022

Provision for income taxes                                 1,594            820
                                                      ----------    -----------

Income before extraordinary item                           2,366          1,202

Extraordinary loss on early extinguishment
of debt, net of tax benefit                                   --           (173)
                                                      ----------    -----------

Net income                                                 2,366          1,029

Preferred stock dividends                                    102            405
                                                      ----------    -----------

Net income applicable to common shareholders          $    2,264    $       624
                                                      ==========    ===========

Earnings per share:
   Earnings before extraordinary charge               $     0.69    $      0.31
   Extraordinary charge                                       --          (0.07)
                                                      ----------    -----------
                                                      $     0.69    $      0.24
                                                      ==========    ===========

Weighted average common shares outstanding             3,276,586      2,615,102
                                                      ==========    ===========

            See notes to condensed consolidated financial statements.

                            AXSYS TECHNOLOGIES, INC.
                      Condensed Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                     June 30,  December 31,
                                                                       1997        1996
                                                                     -------   ------------
                                                                   (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                               $   415       $ 2,691
  Accounts receivable - net                                           17,994        13,801
  Inventories - net                                                   26,270        24,454
  Other current assets                                                 1,161           850
                                                                     -------       -------

    TOTAL CURRENT ASSETS                                              45,840        41,796

PROPERTY, PLANT AND EQUIPMENT - net                                   14,272        13,456

EXCESS OF COST OVER NET ASSETS ACQUIRED - net                         14,141         6,415

OTHER ASSETS                                                             442           504
                                                                     -------       -------

    TOTAL ASSETS                                                     $74,695       $62,171
                                                                     =======       =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                   $ 8,862       $ 6,881
  Accrued expenses and other liabilities                              10,741         7,290
  Current portion of long-term debt and capital lease obligations      3,057         2,831
                                                                     -------       -------

    TOTAL CURRENT LIABILITIES                                         22,660        17,002

LONG-TERM DEBT & CAPITAL LEASES, less current portion                 26,056        23,324

OTHER LONG-TERM LIABILITIES                                            2,064         2,293

DEFERRED INCOME                                                          321           387

SHAREHOLDERS' EQUITY:
  Preferred Stock, issued and outstanding 738,881
        shares in 1996                                                    --             7
  Common Stock, issued and outstanding 3,048,381
        shares in 1997 and 2,568,940 shares in 1996                       30            26
  Capital in Excess of Par                                            19,465        17,297
  Retained Earnings                                                    4,099         1,835
                                                                     -------       -------

    TOTAL SHAREHOLDERS' EQUITY                                        23,594        19,165
                                                                     -------       -------

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $74,695       $62,171
                                                                     =======       =======

            See notes to condensed consolidated financial statements.

                            AXSYS TECHNOLOGIES, INC.
                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                                            Six Months Ended
                                                                                June 30,
                                                                         ----------------------
                                                                           1997         1996
                                                                         --------     ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                           $  2,366     $  1,029
    Adjustments to reconcile net income to cash provided by (used in)
      operating activities:
    Extraordinary loss, net                                                    --          173
    Realization of net operating loss carryforward                          1,355          653
    Depreciation and amortization                                           1,563        1,099
    Increase in current assets, other than cash                            (3,320)      (1,932)
    Increase (decrease) in current liabilities                              3,875       (1,355)
    Other - net                                                              (121)        (333)
                                                                         --------     --------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                         5,718         (666)
                                                                         --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                     (851)        (580)
    Acquisition of business, net of cash acquired                          (7,335)      (4,728)
                                                                         --------     --------
NET CASH USED IN INVESTING ACTIVITIES                                      (8,186)      (5,308)
                                                                         --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings                                               23,500       54,061
    Repayment of borrowings                                               (21,726)     (47,529)
    Other                                                                  (1,582)        (420)
                                                                         --------     --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                     192        6,112
                                                                         --------     --------

NET (DECREASE) INCREASE IN CASH                                            (2,276)         138

CASH AT BEGINNING OF PERIOD                                                 2,691           91
                                                                         --------     --------

CASH AT END OF PERIOD                                                    $    415     $    229
                                                                         ========     ========

Supplemental Cash Flow Information:
    Cash paid  for:
      Interest                                                           $  1,162     $    669
      Income taxes                                                             37          373

    Non-cash investing and financing activities:
      Equipment acquired under capital leases                            $  1,158     $    464
      Capital stock issued for acquisition                                  2,166           --

            See notes to condensed consolidated financial statements.

                            AXSYS TECHNOLOGIES, INC.
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                             (Dollars in thousands)

Note 1 - Basis of Presentation
------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. Operating results for the three month and six month periods ended June 30, 1997 are not indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Certain reclassifications have been made to previously reported financial statements to conform to current classifications.

Note 2 - Earnings per Share
---------------------------

Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" was issued in February 1997 and replaces Accounting Principles Board ("APB") Opinion No. 15. The new statement simplifies the computations of earnings per share ("EPS") by replacing the presentation of primary EPS with basic EPS, which is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS under the new statement is computed similarly to fully diluted EPS pursuant to APB Opinion 15. SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Early application is prohibited. For the three month and the six month periods ended June 30, 1997, the effect of adopting SFAS No. 128 on the Company's reported EPS would be immaterial.

Note 3 - Acquisitions and Divestiture
-------------------------------------

On May 30, 1997, the Company acquired Teletrac, Inc. for $9,926, including the issuance of 153,000 shares of Axsys common stock. Teletrac designs and manufactures laser-based precision measurement systems and state-of-the-art precision linear and rotary positioning servo systems for use in the electronics capital equipment market.

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

The acquisitions of Teletrac and PAI were accounted for under the purchase method of accounting and, accordingly, the results of operations of Teletrac and PAI have been included in the accompanying consolidated financial statements since the date of their respective acquisition. The cost of the acquisitions was allocated on the basis of the estimated fair market value of the assets acquired and liabilities assumed. The purchase price allocations for Teletrac have been completed on a preliminary basis, however, management does not believe that changes in the allocations will be material. During the PAI acquisition process, the Company determined that L&S Machine Company, Inc. (L&S), a wholly-owned subsidiary of PAI which manufactures structural components for the aerospace industry, did not fit its long-term strategy and would be subsequently sold. The portion of the PAI acquisition cost allocated to this asset represented the net proceeds realized upon sale. In December 1996, the Company completed the sale of L&S for an aggregate purchase price of approximately $13,000. The price included the assumption of approximately $1,800 in long-term capitalized.

                            AXSYS TECHNOLOGIES, INC.
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                             (Dollars in thousands)

Summarized below are the unaudited pro forma results of operations of the Company as if Teletrac and PAI had been acquired on January 1, 1996:

                                                           Pro Forma
                                                     Six Months Ended June 30,
                                                     -------------------------
                                                       1997            1996
                                                     ---------       ---------

   Net sales                                          $63,160         $53,703
   Income before extraordinary item                     2,455           1,252
   Net income                                           2,455           1,079

   Earnings per share:
     Income before extraordinary item                    0.69            0.31
     Net income                                          0.69            0.24

The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisitions of Teletrac and PAI taken place at the beginning of 1996 or the future operating results of the combined companies. Pro forma net income for the six months ended June 30, 1996 included certain special charges totaling approximately $400.

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

Note 4 - Inventories
--------------------

Inventories have been determined generally by lower of cost (first-in, first-out or average) or market. Inventories consist of:

                                                  June 30,        December 31,
                                                    1997             1996
                                                  --------        ------------

      Raw materials                                $ 9,030         $ 8,033
      Work-in-process                               12,717          12,942
      Finished goods                                10,576          10,118
                                                   -------         -------
                                                    32,323          31,093
      Less reserves                                  6,053           6,639
                                                   -------         -------
                                                   $26,270         $24,454
                                                   =======         =======

Note 5 - Shareholders' Equity
-----------------------------

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

On June 4, 1997, the Company redeemed all remaining outstanding shares of its preferred stock. The redemption price was $7.70 per share, including accrued and unpaid dividends of $1.54 per share through the redemption date. Approximately 200,900 shares of preferred stock have been called for redemption.

Note 6 - Other Information
--------------------------

                                                         June 30,  December 31,
                                                           1997        1996
                                                         -------   ------------

      Allowance for doubtful accounts                    $  432       $  385
                                                         ======       ======

      Accumulated depreciation and amortization
       of property, plant and equipment                  $8,952       $7,458
                                                         ======       ======

      Accumulated amortization of excess of cost
       over net assets acquired                          $1,171       $1,046
                                                         ======       ======

Item 2. Management's Discussion and Analysis of Financial Condition and Results
            of Operations

Results of Operations
---------------------

Net sales by product for the three month and six month periods ended June 30, 1997 are presented in the table below.

The Company acquired the stock of Teletrac and PAI on May 30, 1997 and April 25, 1996, respectively. On October 2, 1996, the Company acquired substantially all of the assets of LMBC. These acquisitions have been accounted for under the purchase method of accounting and, accordingly, the results of the continuing operations of Teletrac, PAI and LMBC (see Note 3 to the Condensed Consolidated Financial Statements) have been included in the Company's Condensed Consolidated Statement of Operations since their respective dates of acquisition.

                       Three Months Ended June 30   Six Months Ended June 30
                       --------------------------   ------------------------

                            1997         1996         1997         1996
                          -------      -------       -------      -------

Precision Systems         $19,800      $12,325       $36,418      $18,100
Industrial Components      11,447       11,189        22,431       22,445
                          -------      -------       -------      -------
Net Sales                 $31,247      $23,514       $58,849      $40,545
                          =======      =======       =======      =======

Three Months Ended June 30, 1997 Compared to the Three Months Ended June 30,
--------------------------------------------------------------------------------
1996
----

Net sales in 1997 increased by $7.7 million or 33%, compared to the same period in 1996.

The Precision Systems group's sales (precision optical and positioning components and subsystems) increased in 1997 by $7.5 million, or 61%, as compared to 1996. Bookings for the group were $19.8 million in 1997, an increase of $8.3 million, or 72%, compared to 1996. Both the increase in sales and bookings were primarily due to the acquisitions of Teletrac, PAI and LMBC, and increased business in the space market. Backlog at June 30, 1997 was $50.6 million, compared to $43.9 million at December 31, 1996. The increase in backlog of $6.7 million is primarily attributable to the acquisition of Teletrac and increased bookings from the digital imaging market.

The Industrial Components group's sales (precision ball bearings and interconnect devices) increased in 1997 by $.3 million, or 2%, compared to 1996. Bookings for the group were $10.6 million, a decrease of $.2 million, or 2%, compared to 1996. Backlog at June 30, 1997 was $11.7 million, compared to $12.5 million at December 31, 1996.

Operating income was $3.1 million in 1997, as compared to $1.9 million in 1996, representing a $1.2 million increase. This increase was primarily due to the higher sales volume partially offset by increased engineering and other fixed overhead spending and higher selling, general and administrative expenses. Gross margin on sales was 27.3% in 1997 as compared to 26.5% in 1996.

Selling, general and administrative expenses, as a percentage of sales, declined to 17.2% in 1997 from 18.0% in 1996. Selling, general and administrative expenses increased by $1.1 million in 1997 primarily due to the acquisitions of Teletrac, PAI and LMBC, as well as increased employment and other selling expenses.

Preferred stock dividends decreased by $.2 million, as compared to 1996, due to the Company's exchange of preferred stock for common stock and subsequent redemption of remaining preferred stock (see Note 5 to the Condensed Consolidated Financial Statements).

Six Months Ended June 30, 1997 Compared to the Six Months Ended June 30, 1996
-----------------------------------------------------------------------------

Net sales in 1997 increased by $18.3 million or 45%, compared to the same period in 1996.

The Precision Systems group's sales (precision optical and positioning components and subsystems) increased in 1997 by $18.3 million, or 101%, as compared to 1996. Bookings for the group were $37.9 million in 1997, an increase of $20.4 million, or 117%, compared to 1996. Both the increase in sales and bookings were primarily due to the acquisitions of Teletrac, PAI and LMBC and increased business in the space market.

The Industrial Components group's sales and bookings (precision ball bearings and interconnect devices) for both 1997 and 1996 were $22.4 and $21.6 million, respectively.

Operating income was $5.3 million in 1997, as compared to $3.1 million in 1996, representing a $2.2 million increase. This increase was primarily due to the higher sales volume partially offset by an unfavorable sales mix in the Precision Systems group, increased engineering and other fixed overhead spending and higher selling, general and administrative expenses. Gross margin on sales was 26.7% in 1997 as compared to 26.3% in 1996.

Selling, general and administrative expenses, as a percentage of sales declined to 17.5% in 1997 from 18.5% in 1996. Selling, general and administrative expenses increased by $2.8 million in 1997 primarily due to the acquisitions of Teletrac, PAI and LMBC, as well as increased employment and other selling expenses.

Interest expense increased by $.3 million in the first six months of 1997 as a result of higher average borrowings due to the acquisition of PAI in April 25, 1996 and Teletrac on May 30, 1997.

Preferred stock dividends decreased by $.3 million, as compared to 1996, due to the Company's exchange of preferred stock for common stock and subsequent redemption of remaining preferred stock (see Note 5 to the Condensed Consolidated Financial Statements).

Liquidity and Capital Resources
-------------------------------

Net cash provided by (used in) operations for 1997 and 1996 was $5.7 million and $(.7) million, respectively. This improvement was primarily due to higher cash earnings and lower working capital requirements.

Cash used in investing activities was $8.2 million in 1997, as compared to $5.3 million in 1996, due to an increase in the use of cash for business acquisitions. During the second quarter of 1997, the Company acquired the stock of Teletrac. The cash portion of the total purchase price for Teletrac was $7.3 million. During the second quarter of 1996, the Company acquired the stock of PAI for $4.7 million (see Note 3 of the Condensed Consolidated Financial Statements).

The Company had no material commitments for capital expenditures as of June 30, 1997.

In connection with the acquisition of Teletrac, the Company amended its Credit Agreement to increase the revolving credit portion of its Credit Facility from $11.0 million to $18.0 million. The Company believes that funds available under this revolving credit facility and cash generated from operations will be sufficient to meet its future capital expenditure and working capital requirements and required debt amortization.

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

a)    Exhibits:

        Exhibit 10:  Amendments No. 2 and 3 to Bank Credit Agreement
        Exhibit 27:  Financial Data Schedule (For SEC use only).

b)    Reports on Form 8-K

        On June 13, 1997 the Company filed a report on Form 8-K relating to its acquisition of Teletrac.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 14, 1997                        AXSYS TECHNOLOGIES, INC.


                                               By:   /s/ Stephen W. Bershad
                                                     --------------------------
                                                     Stephen W. Bershad
                                                     Chief Executive Officer


                                               By:   /s/ Raymond F. Kunzmann
                                                     --------------------------
                                                     Raymond F. Kunzmann
                                                     Chief Financial Officer