Form 10-Q
period 1997-09-30
AXSYS TECHNOLOGIES INC
filed 1997-11-14
CIK 206030

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    ------

                                   FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                       Commission file number 0-16182

                                    ------

                         AXSYS TECHNOLOGIES, INC.
            (Exact name of registrant as specified in its charter)

           Delaware                                                   11-1962029
(State or other jurisdiction of                                   (I.R.S. Employer
incorporation or organization)                                  Identification Number)

       645 Madison Avenue                                                10022
       New York, New York                                              (Zip Code)
(Address of principal executive offices)


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

4,113,190 shares of Common Stock, $.01 par value, were outstanding as of November 7, 1997.

                            AXSYS TECHNOLOGIES, INC.
                                     INDEX

                                                                           Page
                                                                           ----
PART I. FINANCIAL INFORMATION
-----------------------------

Item 1.  Financial Statements (Unaudited):

         Condensed Consolidated Statements of Operations--
           Three Months Ended September 30, 1997 and 1996...............     3

         Condensed Consolidated Statements of Operations--
           Nine Months Ended September 30, 1997 and 1996................     4

         Condensed Consolidated Balance Sheets--
           September 30, 1997 and December 31, 1996.....................     5

         Condensed Consolidated Statements of Cash Flows--
           Nine Months Ended September 30, 1997 and 1996................     6

         Notes to Condensed Consolidated Financial Statements...........     7


Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations...........................    10

PART II. OTHER INFORMATION
--------------------------

Item 6.  Exhibits and Reports on Form 8-K...............................    13

SIGNATURES..............................................................    13
----------


PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                         AXSYS TECHNOLOGIES, INC.
               Condensed Consolidated Statements of Operations
           (Unaudited, dollars in thousands, except per share data)

                                                            THREE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                          ----------------------
                                                             1997        1996
                                                          ----------  ----------
Net Sales                                                $   31,674   $   24,233

Cost of sales                                                22,774       18,121
Selling, general and administrative expenses                  5,512        4,430
Amortization of intangible assets                               117           55
                                                         ----------   ----------
Operating income                                              3,271        1,627

Interest expense                                                823          615
Other (income) expense                                           (2)           9
                                                         ----------   ----------
Income from continuing operations before taxes                2,450        1,003

Provision for income taxes                                    1,000          396
                                                         ----------   ----------
Income from continuing operations                             1,450          607

Loss on discontinued operations, net of tax                    (244)         --
                                                         ----------   ----------
Net income                                                    1,206          607

Preferred stock dividends                                       --           221
                                                         ----------   ----------
Net income applicable to common shareholders             $    1,206   $      386
                                                         ----------   ----------
                                                         ----------   ----------
Earnings (loss) per share:
  Continuing operations                                  $     0.42   $     0.14
  Discontinued operations                                     (0.07)         --
                                                         ----------   ----------
                                                         $     0.35   $     0.14
                                                         ----------   ----------
                                                         ----------   ----------
Weighted average common shares outstanding                3,467,494    2,757,746
                                                         ----------   ----------
                                                         ----------   ----------

    See notes to condensed consolidated financial statements.

                         AXSYS TECHNOLOGIES, INC.
               Condensed Consolidated Statements of Operations
            (Unaudited, dollars in thousands, except per share data)

                                                                     NINE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                  ----------------------
                                                                     1997        1996
                                                                  ----------  ----------
Net Sales                                                         $   90,523  $   64,778

Cost of sales                                                         65,885      48,011
Selling, general and administrative expenses                          15,796      11,932
Amortization of intangible assets                                        242         157
                                                                  ----------  ----------
Operating income                                                       8,600       4,678

Interest expense                                                       2,166       1,657
Other (income) expense                                                    24          (4)
                                                                  ----------  ----------
Income from continuing operations before taxes and
  extraordinary item                                                   6,410       3,025

Provision for income taxes                                             2,594       1,216
                                                                  ----------  ----------
Income from continuing operations before extraordinary item            3,816       1,809

Loss on discontinued operations, net of tax                             (244)        --
                                                                  ----------  ----------
Income before extraordinary item                                       3,572       1,809

Extraordinary loss on early extinguishment
  of debt, net of tax benefit                                            --         (173)
                                                                  ----------  ----------
Net income                                                             3,572       1,636

Preferred stock dividends                                                102         626
                                                                  ----------  ----------
Net income applicable to common shareholders                      $    3,470  $    1,010
                                                                  ----------  ----------
                                                                  ----------  ----------
Earnings (loss) per share:
  Continuing operations                                           $     1.11   $    0.44
  Discontinued operations                                              (0.07)        --
  Extraordinary charge                                                   --        (0.06)
                                                                  ----------  ----------
                                                                  $     1.04  $     0.38
                                                                  ----------  ----------
                                                                  ----------  ----------
Weighted average common shares outstanding                         3,340,222   2,662,650
                                                                  ----------  ----------
                                                                  ----------  ----------

    See notes to condensed consolidated financial statements.

                         AXSYS TECHNOLOGIES, INC.
                   Condensed Consolidated Balance Sheets
                          (Dollars in thousands)

                                                                              SEPTEMBER 30,  DECEMBER 31,
                                                                                  1997           1996
                                                                              -------------  ------------
                                                                               (UNAUDITED)
                                            ASSETS
CURRENT ASSETS:
  Cash                                                                         $     531     $   2,691
  Accounts receivable--net                                                        17,207        13,801
  Inventories--net                                                                27,905        24,454
  Other current assets                                                             1,457           850
                                                                              -------------  ------------
   TOTAL CURRENT ASSETS                                                           47,100        41,796

PROPERTY, PLANT AND EQUIPMENT--net                                                15,181        13,456

EXCESS OF COST OVER NET ASSETS ACQUIRED--net                                      14,025         6,415

OTHER ASSETS                                                                         619           504
                                                                              -------------  ------------
   TOTAL ASSETS                                                                $  76,925     $  62,171
                                                                              -------------  ------------
                                                                              -------------  ------------
                              LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                             $   8,317     $   6,881
  Accrued expenses and other liabilities                                          10,915         7,290
  Current portion of long-term debt and capital lease obligations                  3,210         2,831
                                                                              -------------  ------------
   TOTAL CURRENT LIABILITIES                                                      22,442        17,002

LONG-TERM DEBT & CAPITAL LEASES, less current portion                             26,353        23,324

OTHER LONG-TERM LIABILITIES                                                        2,426         2,293

DEFERRED INCOME                                                                      288           387

SHAREHOLDERS' EQUITY:
  Preferred Stock, none issued and outstanding at September 30, 1997
   and 738,881 shares at December 31, 1996                                        --                 7
  Common Stock, issued and outstanding 3,048,381 shares at
   September 30, 1997 and $2,568,940 shares at December 31, 1996                      30            26
  Capital in Excess of Par                                                        20,081        17,297
  Retained Earnings                                                                5,305         1,835
                                                                              -------------  ------------
   TOTAL SHAREHOLDERS' EQUITY                                                     25,416        19,165
                                                                              -------------  ------------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $  76,925     $  62,171
                                                                              -------------  ------------
                                                                              -------------  ------------

           See notes to condensed consolidated financial statements.

                              AXSYS TECHNOLOGIES, INC.
                   Condensed Consolidated Statements of Cash Flows
                        (Unaudited, dollars in thousands)

                                                                                 NINE MONTHS
                                                                             ENDED SEPTEMBER 30,
                                                                           -----------------------
                                                                               1997        1996
                                                                           -----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                 $   3,572   $   1,636
 Adjustments to reconcile net income to cash provided by
  (used in) operating activities:
 Extraordinary loss, net                                                         --           173
 Loss on discontinued operations, net                                             244        --
 Realization of net operating loss carryforward                                 2,205         877
 Depreciation and amortization                                                  2,466       1,961
 Increase in current assets, other than cash                                   (4,464)     (1,857)
 Increase (decrease) in current liabilities                                     3,104        (928)
 Increase (decrease) in long-term liabilities                                      34        (508)
 Other-net                                                                        106        (641)
                                                                           -----------  ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                       7,267         713
                                                                           -----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                                          (2,202)     (1,141)
 Acquisition of business, net of cash acquired                                 (7,335)     (4,728)
 Proceeds from sale of assets                                                    --           206
                                                                           -----------  ----------
                                                                               (9,537)     (5,663)
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from borrowings                                                      32,600      62,786
 Repayment of borrowings                                                      (30,844)    (51,830)
 Other                                                                         (1,646)       (420)
                                                                           -----------  ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                         110      10,536
                                                                           -----------  ----------
NET (DECREASE) INCREASE IN CASH                                                (2,160)      5,586

CASH AT BEGINNING OF PERIOD                                                     2,691          91
                                                                           -----------  ----------
CASH AT END OF PERIOD                                                      $      531   $   5,677
                                                                           -----------  ----------
                                                                           -----------  ----------
Supplemental Cash Flow Information:
 Cash paid for:
  Interest                                                                 $    1,631   $   1,395
  Income Tax                                                                      190         441
Non-Cash Investing and Financing Activities:
  Equipment acquired under capital lease                                   $    1,612   $     590
  Capital stock issued for acquisition                                          2,166        --

    See notes to condensed consolidated financial statements.

                           AXSYS TECHNOLOGIES, INC.
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                            (Dollars in thousands)

Note 1--Basis of Presentation
-----------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. Operating results for the three month and nine month periods ended September 30, 1997 are not indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Certain reclassifications have been made to previously reported financial statements to conform to current classifications.

Note 2--Earnings Per Share
--------------------------

Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" was issued in February 1997 and replaces Accounting Principles Board ("APB") Opinion No. 15. The new statement simplifies the computations of earnings per share ("EPS") by replacing the presentation of primary EPS with basic EPS, which is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS under the new statement is computed similarly to fully diluted EPS pursuant to APB Opinion 15. SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Early application is prohibited. For the three month and the nine month periods ended September 30, 1997, the effect of adopting SFAS No. 128 on the Company's reported EPS would be immaterial.

Note 3--Acquisitions and Divestiture
------------------------------------

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

                           AXSYS TECHNOLOGIES, INC.
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                            (Dollars in thousands)

Summarized below are the unaudited pro forma results of operations of the Company as if Teletrac and PAI had been acquired on January 1, 1996:

                                                                          PRO FORMA
                                                                      NINE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                     --------------------
                                                                       1997       1996
                                                                     ---------  ---------
Net Sales                                                            $  94,834  $  80,628
Income from continuinig operations before extraordinary item             3,905      2,093
Net income                                                               3,661      1,920

Earnings per share:
 Income from continuing operations before extraordinary item              1.11       0.52
 Net Income                                                               1.04       0.46

The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisitions of Teletrac and PAI taken place at the beginning of 1996 or the future operating results of the combined companies. Pro forma net income for the nine months ended September 30, 1996 included certain special charges totaling approximately $400.

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

Note 4--Inventories
-------------------

Inventories have been determined generally by lower of cost (first-in, first-out or average) or market. Inventories consist of:

                                                 SEPTEMBER 30,   DECEMBER 31,
                                                     1997            1996
                                               ---------------  --------------

Raw materials                                   $        9,904   $       8,033
Work-in-process                                         12,978          12,942
Finished goods                                          10,588          10,118
                                               ---------------  --------------
                                                        33,470          31,093
Less reserves                                            5,565           6,639
                                               ---------------  --------------
                                                $       27,905   $      24,454
                                               ---------------  --------------
                                               ---------------  --------------

Note 5--Shareholders' Equity
----------------------------

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

On June 4, 1997, the Company redeemed all the remaining approximately 200,900 outstanding shares of its preferred stock. The redemption price was $7.70 per share, including accrued and unpaid dividends of $1.54 per share through the redemption date.

Note 6--Loss on Discontinued Operations
---------------------------------------

In September 1997, the Company was advised by its environmental consultants that the costs associated with the remediation of a previously discontinued operation site are now estimated to be higher than originally anticipated. The current estimates to remediate this site now range from approximately $600 to $1,500. Actual costs may be different than the current estimates. Based on this information, the Company increased its reserve relating to this site to approximately $600 by recording an after-tax discontinued operation charge of $244.

Note 7--Other Information
-------------------------

                                                                                SEPTEMBER 30,  DECEMBER 31,
                                                                                    1997           1996
                                                                                -------------  -------------
Allowance for doubtful accounts                                                   $     392      $     385
                                                                                  ---------      ---------
                                                                                  ---------      ---------
Accumulated depreciation and amortization of property, plant and equipment        $   9,726      $   7,458
                                                                                  ---------      ---------
                                                                                  ---------      ---------
Accumulated amortization of excess of cost over net assets acquired               $   1,288      $   1,046
                                                                                  ---------      ---------
                                                                                  ---------      ---------

Note 8--Subsequent Events
-------------------------
On October 21, 1997, the Company completed an underwritten public offering of 1,064,809 shares of its Common Stock, at a public offering price of $27.00 per share (the "Offering"). Of the approximately $26.5 million of net proceeds from the offering, approximately $6.9 million was used to repurchase outstanding warrants to purchase the Company's Common Stock and the remaining net proceeds to prepay a portion of the Company's outstanding bank debt. As a result of this prepayment, the Company will incur an extraordinary, non-cash charge of approximately $109, net of tax, to be recognized in the fourth quarter of 1997.

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations

Overview

The Company designs, manufactures and sells custom precision optical and positioning components, subsystems and systems for high-performance markets, such as defense, space, high-end digital imaging and electronics capital equipment through its Precision Systems Group ("PSG"). The Company also designs, manufactures and markets interconnect devices and distributes precision ball bearings for use in a variety of industrial, commercial and consumer applications through its Industrial Components Group ("ICG").

Results of Operations

The table below sets forth certain financial data by product group in dollars and as a percentage of net sales for the three months and nine months ended September 30, 1997 and 1996.

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

                                             THREE MONTHS ENDED                          NINE MONTHS ENDED
                                               SEPTEMBER 30,                               SEPTEMBER 30,
                                 ------------------------------------------  ------------------------------------------
                                         1997                  1996                  1997                  1996
                                 --------------------  --------------------  --------------------  --------------------
Net sales:
  PSG                            $  20,678      65.3%  $  13,998      57.8%  $  57,096      63.1%  $  32,098      49.6%
  ICG                               10,996       34.7     10,235       42.2     33,427       36.9     32,680       50.4
                                 ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                    31,674      100.0     24,233      100.0     90,523      100.0     64,778      100.0
                                 ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Gross Profit:
  PSG                                5,621      27.2%      3,098      22.1%     14,418      25.3%      6,818      21.2%
  ICG                                3,279      29.8%      3,014      29.4%     10,220      30.6%      9,949      30.4%
                                 ---------             ---------             ---------             ---------
                                 $   8,900      28.1%  $   6,112      25.2%  $  24,638      27.2%  $  16,767      25.9%
                                 ---------             ---------             ---------             ---------

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996

NET SALES. Net sales increased by 30.7%, or $7.5 million, from $24.2 million in the three months ended September 30, 1996 to $31.7 million in the same period of 1997. PSG's sales increased by 47.7%, or $6.7 million, from $14.0 million in 1996 to $20.7 million in 1997. This increase was primarily due to the acquisitions of Teletrac and LMBC and increased business in the space, defense, electronics capital equipment and digital imaging markets. ICG's sales increased by 7.4%, or $.8 million, from $10.2 million in 1996 to $11.0 million in 1997. This increase was a result of higher shipments of both interconnect devices and precision ball bearings.

GROSS PROFIT. The Company's cost of sales includes materials, labor and overhead. Overhead includes engineering and research and development expenses. The Company's gross profit increased by 45.6%, or $2.8 million, from $6.1 million in 1996 to $8.9 million in 1997. Gross profit margin increased from 25.2% of net sales in 1996 to 28.1% in 1997. Gross profit margin attributable to PSG increased from 22.1% of net sales in 1996 to 27.2% in 1997. The increase in PSG's gross profit margin was primarily due to the increase in sales resulting from the acquisition of Teletrac and operating efficiencies related to higher sales volume. Gross profit margin attributable to ICG increased from 29.4% in 1996 to 29.8% in 1997 primarily due to a favorable sales mix in the precision ball bearing business.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The Company's selling, general and administrative ("SG&A") expenses consist primarily of personnel costs, including salaries and bonuses earned by Company employees, as well as occupancy costs for its sales, finance, administrative and executive personnel. In addition, it includes sales commissions earned by manufacturing representatives. SG&A expenses increased by 24.4%, or $1.1 million, from $4.4 million in 1996 to $5.5 million in 1997, but decreased from 18.3% to 17.4% of net sales, respectively. The increase in SG&A expenses in absolute dollars was primarily due to the acquisition of Teletrac as well as increased employment and other selling expenses.

INTEREST EXPENSE. Interest expense increased by 33.8%, or $208,000, from $.6 million in 1996 to $.8 million in 1997. The increase in interest expense was primarily the result of higher average borrowings due to the acquisitions of Teletrac and LMBC.

PREFERRED STOCK DIVIDENDS. Preferred Stock dividends decreased by $221,000, from $221,000 in 1996 to none in 1997. The decrease in Preferred Stock dividends was due to the Company's exchange of Preferred Stock for common Stock and subsequent redemption of remaining Preferred Stock. See Note 5 to the Condensed Consolidated Financial Statements. As a result of such redemption, there is no Preferred Stock outstanding and there are no accrued and unpaid dividends.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996

NET SALES. Net sales increased by 39.7%, or $25.7 million, from $64.8 million in the first nine months of 1996 to $90.5 million in the first nine months of 1997. PSG's sales increased by 77.9% , or $25.0 million, from $32.1 million in the first nine months of 1996 to $57.1 million in the first nine months of 1997. This increase was primarily due to the acquisition of Teletrac, PAI and LMBC and increased business in the space, defense, electronics capital equipment and digital imaging markets. ICG's sales increased by 2.3%, or .7 million, from $32.7 million in the first nine months 1996 to $33.4 million in the first nine months of 1997 primarily due to increased sales of interconnect devices generated from new product introductions.

GROSS PROFIT. The Company's gross profit increased by $46.9%, or $7.8 million, from $16.8 million in the first nine months of 1996 to $24.6 million in the first nine months of 1997. Gross profit margin increased from 25.9% of net sales in the first nine months of 1996 to 27.2% in the first nine months of 1997. Gross profit margin attributable to PSG increased from 21.2% of net sales in the first nine months of 1996 to 25.3% in the first nine months of 1997. The increase in PSG's gross profit margin was primarily due to the increase in sales resulting from the acquisitions of PAI and Teletrac and operating efficiencies related to higher sales volume. Gross profit margin attributable to ICG increased from 30.4% of net sales in the first nine months of 1996 to 30.6% in the first nine months of 1997 primarily due to a slightly favorable sales mix in the precision ball bearing business.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses increased by 32.4%, or $3.9 million, from $11.9 million in the first nine months of 1996 to $15.8 million in the first nine months of 1997, but decreased from 18.4% to 17.4% of net sales, respectively. The increase in SG&A expenses in absolute dollars was primarily due to the acquisitions of Teletrac, PAI and LMBC, as well as increased employment and other selling expenses.

INTEREST EXPENSE. Interest expense increased by 30.7%, or $509,000, from $1.7 million in the first nine months of 1996 to $2.2 million in the first nine months of 1997. The increase in interest expense was primarily the result of higher average borrowings due to the acquisitions of Teletrac, PAI and LMBC.

Preferred stock dividends. Preferred Stock dividends decreased by $524,000, from $626,000 in 1996 to $102,000 in the first nine months of 1997. The decrease in Preferred Stock dividends was due to the Company's exchange of Preferred Stock for common Stock and subsequent redemption of remaining Preferred Stock.

Backlog
-------

A substantial portion of the Company's business is of a build-to-order nature requiring various engineering, manufacturing, testing and other processes to be performed prior to shipment. In addition, many of the Company's orders require multiple deliveries over a period of time. As a result, the Company generally has a significant backlog of orders to be shipped.

As of September 30, 1997 and December 31, 1996, the Company had a backlog of orders of $59.1 million and $56.4 million, respectively, an increase of 4.8%, or $2.7 million. The increase in backlog is primarily attributable to the acquisition of Teletrac partially offset by a reduction of past due orders at the Company's precision machining business.

The Company believes that a substantial portion of the backlog of orders at September 30, 1997 will be shipped over the next twelve months.

Liquidity and Capital Resources
-------------------------------

Net cash provided by operations for the nine months ended September 30, 1997 and 1996 was $7.3 million and $713,000, respectively. This improvement was primarily due to higher cash earnings. At December 31, 1996, the Company had approximately $10.0 million of net operating loss carry forwards available to reduce future taxable income.

Net cash used in investing activities for the nine months ended September 30, 1997 and 1996 was $9.5 million and $5.7 million, respectively, due to an increase in the use of cash for business acquisitions. During the second quarter of 1997, the Company acquired Teletrac. The cash portion of the total purchase price for Teletrac was $7.3 million. During the second quarter of 1996, the Company acquired all the outstanding shares of PAI for approximately $4.7 million. See Note 3 to the Condensed Consolidated Financial Statements.

The Company had no material commitments for capital expenditures as of September 30, 1997.

On October 27, 1997, the Company generated net proceeds of $26.5 million from a public offering of its stock (see Note 8 to the Condensed Consolidated Financial Statements). These net proceeds were used to repurchase outstanding warrants to purchase the Company's common stock ($6.9 million) and to prepay a portion ($19.6 million) of the outstanding bank debt under its current $31.1 million Credit Facility. After giving effect to this prepayment, the Company expects that the only credit available under the Credit Facility will amount to approximately $11.0 million of revolving loans. After the consummation of this Offering, the Company intends to renegotiate the Credit Facility or enter into alternate borrowing arrangements with other lenders. There can be no assurance that the Company will be able to renegotiate the Credit Facility or enter into alternate borrowing arrangements on terms acceptable to the Company, if at all. The Company believes that cash expected to be generated from operations and credit facilities expected to be available to the Company following the consummation of this Offering will be sufficient to meet the Company's capital expenditure and working capital requirements for at least the next 12 months.

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits:

    Exhibit 27: Financial Data Schedule (For SEC use only).

b) Reports on Form 8-K

    During the quarter ended September 30, 1997, the Company provided the information required by items 7(b) on Form 8-K relating to its acquisition of Teletrac.

                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 12, 1997          AXSYS TECHNOLOGIES, INC.



                                 By: /s/ STEPHEN W. BERSHAD
                                     -----------------------------------------
                                     Stephen W. Bershad
                                     CHIEF EXECUTIVE OFFICER




                                 BY: /s/ RAYMOND F. KUNZMANN
                                     -----------------------------------------
                                     Raymond F. Kunzmann
                                     CHIEF FINANCIAL OFFICER