Form 10-K
period 1997-12-31
AXSYS TECHNOLOGIES INC
filed 1998-03-30
CIK 206030

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1997         Commission File No.: 0-16182

                            AXSYS TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

                 Delaware                                    11-1962029
      (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                   Identification Number)

             910 Sylvan Avenue
       Englewood Cliffs, New Jersey                             07632
 (Address of principal executive offices)                    (Zip Code)

                                 (201) 871-1500
              (Registrant's telephone number, including area code)

               Securities registered pursuant to Section 12(g) of
                                    the ACT:

                     Common Stock, par value $.01 per share
            $1.20 Cumulative Exchangeable Redeemable Preferred Stock,
                            par value $.01 per share

        Securities registered pursuant to Section 12(b) of the ACT: None

                                   ----------

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes __X__ No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

Aggregate market value of the voting stock held by non-affiliates of the registrant as of the close of business on March 20, 1998, $67,513,000.

Common Stock outstanding at March 20, 1998: 4,118,190 shares.

                       Documents Incorporated by Reference

              Document                                      Form 10-K Reference
              --------                                      -------------------
Portion of Axsys Technologies, Inc. Notice of Annual
  Meeting of Stockholders and Proxy Statement.             Part III, Items 10-13

================================================================================

PART I

Item 1.  BUSINESS

     The Company designs, manufactures and sells custom micro-positioning and precision optical components, subsystems and systems for high-performance markets, such as defense, space, high-end digital imaging and electronics capital equipment. The Company also designs, manufactures and sells interconnect devices and distributes precision ball bearings for use in a variety of industrial, commercial and consumer applications.

     Through its Precision Systems Group ("PSG"), the Company offers its capabilities in magnetics, electronics, optics, precision machining and systems integration to high-performance Original Equipment Manufacturers ("OEMs") and end-users, enabling them to design and utilize systems that meet leading-edge performance requirements. The PSG designs, manufactures and sells high-end components such as precision sensors, high-performance motors, precision metal optics and airbearings. These products enable OEMs to improve measurement precision, positioning performance (speed and power), inspection throughput and manufacturing yields. The PSG also designs, manufactures and sells subsystems which integrate several of the Company's components. For example, a rotary positioning actuator, which is comprised of a direct drive motor and a resolver, is a subsystem used in cluster tool robotics for positioning semiconductor wafers. In addition, PSG designs, manufactures and sells systems, such as head stack assembly ("HSA") testers used to dynamically test computer disk drive magnetic heads.

     Through its Industrial Components Group ("ICG"), the Company designs, manufactures and sells interconnect products. It also distributes and services precision ball bearings used by OEMs in a variety of commercial industries. The interconnect products include safety agency (e.g. U.L.) approved barrier terminal blocks and power connectors which are primarily used to interface industrial or process control computers to sensors, motors, and other signal level and power devices. The precision ball bearings distributed by the Company are acquired from various domestic and international sources and are used in machine tools, office automation, semiconductor manufacturing and other motion control applications to provide for smooth and precise rotary motion.

     The Company's current business reflects a strategic shift that commenced in 1995. In that year, the Company began to expand its PSG business to include not only components for defense and military space applications but also value-added subsystems and systems for a broad range of industrial and commercial markets. This shift was timed to take advantage of the increased demand for high-performance components, subsystems and systems in these markets as commercial manufacturers began to seek new methods to increase throughput and yield.

     In furtherance of its shift in strategy, the Company acquired various synergistic technologies and assets. In April 1996, the Company acquired Precision Aerotech, Inc. ("PAI"). PAI's subsidiaries, Speedring Inc. ("Speedring") and Speedring Systems, Inc. ("Speedring Systems") are leading manufacturers and suppliers of high-performance laser scanners and optics as well as suppliers of precision-machined specialty materials, such as beryllium and quartz, for space and other high-technology applications. In October 1996, the Company acquired substantially all of the assets of Lockheed Martin Beryllium Corporation ("LMBC"), a supplier of precision-machined beryllium. Components made of beryllium are significant elements of space telescopes, weather and direct broadcast satellites, and low-earth-orbit satellites used in cellular communication. Most recently, in May 1997, the Company acquired Teletrac, Inc. ("Teletrac") which designs, manufactures and sells laser-based precision measurement systems as well as precision linear and rotary positioning systems for use in the electronics capital equipment industry.

Market Overview

     Historically, the principal markets for micro-positioning and precision optical components were the defense and military space industries, whose performance requirements justified the high cost of components and associated electronic controls. In recent years, however, the Company believes that the commercial manufacturers began to increase their requirements for throughput and yield as a result of (i) the demand on manufacturers to produce smaller, higher-performance products with precise tolerances, (ii) pressures imposed on manufacturers to enhance productivity and quality, which in turn required integration of process control technology directly into the manufacturing process, and (iii) the lowering of costs associated with electronic controls. Concurrently, OEMs increasingly began to rely on specialized manufacturers for fully integrated systems and subsystems. The Company believes that such reliance was caused by the general desire of OEMs to concentrate on their core competencies, coupled with the increased complexity of manufacturing processes and the desire of OEMs and end-users to reduce the number of vendors upon which they rely.

     Today, the Company addresses the following five markets:

     Defense .The defense industry has historically been a large consumer of high-performance components. Over the last several years, cutbacks in defense spending by the U.S. Government have resulted in reductions in both troop levels and production of new weapons systems platforms. At the same time, however, spending has increased and the market has grown for the upgrading of existing platforms, including the development of "smart" weapons. These upgrades include state-of-the-art electronics, enhanced night vision systems, radar and guidance systems, and missile seeker technologies, all of which incorporate high-performance components such as precision metal optics, high performance motors and sensors and precision-machined structures.

     Space. As a result of the deployment of communications and navigational satellite constellations, as well as the increased demand for weather and scientific monitoring, the commercial space market has exhibited significant growth in recent years. With that growth, there has been increased demand for light weight and high-performance components, such as precision metal optics, high-performance motors, sensors, actuation devices, inertial stabilization components and beryllium components. These high-performance components are capable of functioning within the extreme operating environment of space. In particular, beryllium, the lightest metal, is highly effective at dissipating heat and is able to maintain its structural stability over wide temperature ranges.

     High-End Digital Imaging. The high-end digital imaging market consists of film recording systems, including pre-press, medical imaging and printed circuit board layout film recorders, as well as laser projection systems. In these products, laser light is modulated (pulsed), reflected off a mirror on a rotating opto-mechanical scanner, and swept across a media such as film, to create an image. In recent years, there has been a demand for increased resolution and throughput capabilities in these high-end systems, requiring the use of improved optics, higher speed motors, airbearings and more sophisticated electronic controls. In 1994, the highest speed scanners used in the high-end digital imaging market were rotating at approximately 20,000 revolutions per minute ("RPM") with speed regulation to 10 parts per million ("ppm"). Today, speeds approach 60,000 RPM and must be regulated to 2 ppm. Scanners which operate at these high rotational speeds must be highly engineered so as to manage the heat generated by the airbearing, minimize turbulence through the design of an aerodynamic optical deflector, control optical deformation, and provide a highly efficient electronic speed controller.

     Electronics Capital Equipment. The electronics capital equipment market consists of equipment used to produce and test semiconductors, mass data storage drives and flat panel displays. The market has expanded as a result of growth in the sales of these products, as well as the rapid technological advances relating to their manufacturing and testing. The Company believes that increased demand for high-performance components and systems in this market has resulted from: (i) the miniaturization of products, creating the need for smaller components and precise tolerances, (ii) faster production cycles to meet product demand, (iii) the need for higher production yields and (iv) increased outsourcing of the design and manufacture of electro-mechanical and electro-optical subsystems and systems. High-performance components and systems provide electronics capital equipment manufacturers with more precise testing and process control devices which are designed to detect minute manufacturing deviations, to reduce manufacturing costs, and to increase throughput and yield in the manufacturing process.

     Industrial Automation. The industrial automation market consists of a wide range of industrial and commercial products, including machine tools, process controls and heating, ventilation and air conditioning ("HVAC") systems, which the Company primarily serves through the ICG. OEMs in these markets typically purchase commodity-type and standardized products which must be delivered on a short lead-time basis.

Business Strategy

     The Company's primary goal is to be a leading provider of components, subsystems and systems that enhance throughput and yield to customers requiring high-performance devices in their equipment and to end-users in their manufacturing and quality assurance processes. The Company's strategy is to leverage its resources and capabilities to develop higher-level subsystems and systems, employing its micro-positioning and precision optical technologies, while maintaining and continuing to grow the ICG. Key elements of this strategy include:

     Integrating Technologies. The Company intends to integrate the PSG's recently acquired technologies to develop new subsystems and systems. While the PSG's sales at the present time consist principally of components and subsystems, the Company intends to increase the level of product integration it offers, through the development and sale of electro-optical and electro-mechanical systems. The Company believes that development of these systems, which build on the Company's core component technologies, will, if successful, provide customers with high-performance systems at competitive prices and enhance the Company's sales opportunities. For example, Teletrac and Speedring Systems have developed a low-cost HSA tester for the mass data storage industry which will use Teletrac's X-Y positioning and systems integration capabilities and Speedring System's airbearing technology. In addition, the Company is seeking to develop a product which integrates the scanning technology of Speeding Systems with the linear positioning capabilities of Teletrac for use in high-end digital imaging applications.

     Capitalizing on Cross-Selling Opportunities. Historically, the PSG has organized its sales force along product lines, through four product-specific direct sales organizations as well as through manufacturers' representatives. To capitalize on existing relationships within these sales organizations, the Company has begun training its personnel within each sales organization to identify opportunities to sell all of the PSG's products and capabilities in their respective core markets. The Company believes it can generate additional net sales by cross-selling existing PSG products to existing customers and has already identified a number of opportunities to cross-sell among the Company's target customer base. For example, the direct drive motion control technologies that the Company has been selling to the defense market are now also being sold to customers in the electronics capital equipment industry for use in cluster tool robotics. In addition, Speedring Systems is seeking to adapt its airbearing technology, which has been used to serve the high-end digital imaging market, to develop products for the mass data storage segment of the electronics capital equipment market. The Company anticipates that this cross-selling effort will result in increased customer awareness of the Company's capabilities and an increased ability to sell systems integration. In addition, over the long term, the Company, through use of the "Axsys" name, intends to develop a corporate identity for its products, as opposed to stressing the individual identity of the separate corporate entities, thereby seeking to capitalize on the trend to reduce the number of vendors and becoming a recognized supplier of subsystems and systems in a wide range of applications.

     Increasing Investment in Engineering and Manufacturing Infrastructure. The Company offers a set of technologies which include precision metal optics, precision machining, magnetics, electronics and electro-mechanical and electro-optical systems integration. To maintain and expand on these technologies and capabilities, the Company invests in optical, magnetic, mechanical, electronic and software engineering resources. In addition, the Company continues to invest in sophisticated test equipment and state-of-the-art manufacturing equipment, such as computer numerically controlled ("CNC") mills and lathes, electrical discharge machines, diamond turning and lapping machines.

     Expanding Through Acquisitions. To expand and develop its product offerings, technologies, sales channels and market presence, and to produce integrated systems, the Company plans to continue to expand through strategic acquisitions. For example, the Company acquired PAI for its presence in the high-end digital imaging market and its optics and airbearing technologies and Teletrac for its market presence in the electronics capital equipment market and its systems integration capabilities. Although the Company reviews and considers possible acquisitions on an ongoing basis, no specific acquisitions are being negotiated or planned as of the date of this filing.

     Expanding the Industrial Components Group. The Company intends to increase the ICG's sales of interconnect devices and precision ball bearings to the industrial and commercial automation markets through an increased focus on direct sales to strategic accounts. As part of this focus, the ICG attempts to work with major customers to develop new interconnect products which can be sold generally in the market place.


Technologies, Products and Capabilities

     Precision Systems Group. The key enabling technologies and capabilities utilized in the custom design, manufacture and sale of the PSG's precision optical and positioning components, subsystems and systems include:

     Optics. Precision metal optics are used in applications where performance requirements cannot be met with glass. The advantages of metal are its lighter weight and ease of mechanical interface with housings and actuation devices. The Company's metal optics are fabricated using CNC machines, lathes and diamond turning and planetary lapping machines to machine and polish metal substrates, such as beryllium and aluminum, to tolerances as precise as one millionth of an inch. Precision metal optics sold by the PSG include monogon and polygon mirrors, which the Company uses for high-speed electro-mechanical scanners, head mirrors used in weapons fire control systems, fold and aspheric mirrors used in forward looking infrared ("FLIR") night vision weapons systems, and high-performance space-borne instruments used on weather, mapping and scientific satellites.

     Precision Machining. The Company's capabilities, which allow for very precise and exacting measurements, are applied in the precision machining of various metals for precision optics applications, airbearings, heat sinks, housing and gimbals. The PSG machines beryllium, quartz, stainless steel and other metals for various applications in the space, defense and selected commercial markets. The Company's airbearings provide precise positioning and high speeds, and are used in high-speed scanners, components for weapons guidance systems, magnetic media disk test spindles and precision position stages used in semiconductor processing and test equipment. Its heat sinks are used to dissipate heat in high-performance avionics and satellite electronics. Its gimbals are used, among other things, to position optical sensors in FLIR night vision systems.

     Magnetics. The Company designs, manufactures and sells high-performance motors and precision resolvers using state-of-the-art magnetic technologies and materials. These motors include AC motors, brush and brushless DC torque and servo motors. The Company's magnetic products are capable of rotational positioning to an accuracy as precise as five arc-seconds. Applications for these high-performance components include precision semiconductor processing and inspection equipment, missile systems, satellite actuators and automated industrial systems.

     Electronics. The Company's electronics control the speed and position of electro-mechanical systems, such as precision motors, actuators, X-Y stages, and laser scanners. The Company designs, manufactures and sells opto-electronic position sensors, including optical encoders and laser interferometers, as well as electronic controllers and drives and continues to invest in its electronic design capability to maintain its expertise. Optical encoders are used to sense rotary position and speed in a variety of applications, including laser scanners, industrial robots and defense systems. Laser interferometers, which are designed to permit precise linear position sensing, are used principally in the electronics capital equipment market. Electronic controllers coordinate the positioning and speed of electro-mechanical systems by interfacing with other motion control components. Drives provide power to a motor based on input from the controller in order to achieve a designated position or to achieve a specific speed.

     The following table summarizes the Company's component products and services by the technologies they incorporate:

----------------------------------------------------------------------------------------------
                                PSG Technologies
----------------------------------------------------------------------------------------------
      OPTICS          PRECISION MACHINING       MAGNETICS                ELECTRONICS
----------------------------------------------------------------------------------------------
o Polygon Mirrors     o Airbearings          o AC Motors              o Optical Encoders
o Monogon Mirrors     o Custom Machining     o Brush and              o Laser Interferometers
o Head Mirrors          of Specialty           Brushless DC           o Speed Controls for AC
o Fold Mirrors          Materials:             Motors:                  and DC Motors
o Aspheric Mirrors      --Beryllium            --Torque Motors        o Position Controllers
o Plane Mirrors         --Beryllium-           --Servo Motors         o Motor Drives
                          aluminum             --Limited Angle
                        --Quartz                   Motors
                        --Titanium           o Resolvers
                        --Ceramics           o Synchros
----------------------------------------------------------------------------------------------

     Systems Integration. The Company combines various components and capabilities to offer subsystems and systems to its customers. The PSG's precision subsystems include X-Y stages and rotary positioning subsystems, including actuators, opto-mechanical laser scanners and imaging subsystems, as well as laser tracking autofocus subsystems. These subsystems employ motion control or optics technology available within the PSG. The X-Y positioning subsystems are used in high-precision or high-performance applications, such as semiconductor and flat panel display positioning subsystems for use in processing or testing. The rotary positioning subsystems are used in applications such as night vision systems for defense contractors and cluster tool robotics in electronics capital equipment. The laser scanning and imaging subsystems are used by pre-press equipment manufacturers and semiconductor inspection equipment manufacturers. The laser autofocus, which is used to automatically focus a microscope, is sold to OEMs who manufacture automated optical inspection machines within the electronics equipment market.

     The PSG's systems are electro-mechanical systems, with application specific software designed by the Company for the end-user. Historically, the Company has sold these systems only to the electronics capital equipment industry, where it sells head gimbal assembly ("HGA") and head stack assembly ("HSA") testers for disk drive manufacturers.

     The following table illustrates how the PSG's technologies, products and capabilities are integrated to develop subsystems and systems:

---------------------------------------------------------------------------------------------------------------
                                      PSG TECHNOLOGIES AND CAPABILITIES
---------------------------------------------------------------------------------------------------------------
    SUBSYSTEMS
         &                                          PRECISION
      SYSTEMS                OPTICS                 MACHINING            MAGNETICS              ELECTRONICS
---------------------------------------------------------------------------------------------------------------
                        o Polygon or             o Airbearing          o Brushless DC        o Optical Encoder
   Laser Scanner          Monogon Mirror                                 Servo Motor         o Speed Control
                                                                                             o Motor Drive
---------------------------------------------------------------------------------------------------------------
                        o Polygon or             o Airbearing          o Brushless DC        o Optical Encoder
                          Monogon Mirror                                 Servo Motor         o Speed Control
   Laser Imager         o Fold Mirror                                                        o Motor Drive
                        o Aspheric Mirror
---------------------------------------------------------------------------------------------------------------
  Laser Autofocus                                                      o Brushless DC        o Position
                                                                         Servo Motor           Controller
                                                                                             o Motor Drive
---------------------------------------------------------------------------------------------------------------
                                                                       o Brushless DC        o Position
Rotary Positioning                                                       Servo Motor           Controller
     Actuator                                                            Resolver            o Motor Drive
---------------------------------------------------------------------------------------------------------------
                        o Plane Mirror(a)        o  Airbearing(a)      o Linear Motor(a)     o Laser
                                                                                               Interferometer
     X-Y Stage                                                                               o Position
                                                                                               Controller
                                                                                             o Motor Drive
---------------------------------------------------------------------------------------------------------------
                                                 o Airbearing(a)       o Brushless DC        o Laser
      HGA/HSA                                                            Limited Angle         Interferometer
      Testers                                                            Motor(a)            o Position
                                                                                               Controller
                                                                                             o Motor Drive
---------------------------------------------------------------------------------------------------------------
                                                 o Airbearing(a)       o Brushless DC        o Optical Encoder
Disk Test Spindle                                                        Servo Motor(a)      o Speed Control
                                                                                             o Motor Drive
---------------------------------------------------------------------------------------------------------------

(a) Currently purchased from external sources but are in various stages of development by the Company.

     Industrial Components Group. The ICG designs, manufactures and sells a full line of barrier terminal blocks, connectors and interconnect devices, and also distributes a broad array of precision ball bearings.

     Terminal Blocks and Connectors. The terminal blocks and connectors market is directly related to the use of computer controls in a variety of industrial and commercial applications, such as machine controllers, motor regulation or security controls. The terminal blocks provide a simple method for point of use installation and/or interchangeability of electronic components between the computer control's printed circuit board and the device that the computer is sensing (input) or driving (output).

     The ICG provides a broad array of terminal blocks. The core product line is based on "U.S.-Style" terminal blocks, which have been the mainstay of controls made by OEMs in the United States for several decades. The ICG also has developed a broad line of "Euro-Style" terminal blocks. These devices were introduced by European manufacturers who began to enter the U.S. market in the mid 1980's. In addition, the ICG has applied attributes associated with "Euro-Style" connectors to the "U.S.-Style" and vice versa.

     Precision Ball Bearings. The ICG distributes an array of precision ball bearings varying in size, precision tolerance, lubrication and price. Through its distribution arrangements with several foreign bearing manufacturers, the ICG has developed a broad product offering. The ICG also provides certain value-added services, such as bearing relubrication, white room handling of products, and engineering consultation.

Competition

     The markets for the Company's products are competitive. In the PSG, the Company competes primarily on the basis of its ability to design and engineer its products to meet performance specifications set by its customers, most of whom are OEMs who purchase component parts or subsystems for inclusion in their end-products. Product pricing and quality, customer support, experience, reputation and financial stability are also important competitive factors.

     There is a limited number of competitors in each of the markets for the various types of precision optical and positioning components and subsystems, and electrical/electronic terminal block and connector devices manufactured and sold by the Company. These competitors, especially those in the precision optical and positioning product lines, are typically focused on a smaller number of product offerings than the Company, and are often well entrenched. Some of these competitors have substantially greater resources than the Company. The Company believes, however, that the breadth of its technologies and product offerings provide it with a competitive advantage over certain manufacturers which supply only discrete components or are not vertically integrated with enabling technologies.

     There are numerous competitors in markets to which the Company distributes precision ball bearings. These competitors vary in size and include other bearing manufacturers and distributors. In the Company's opinion, the ICG's breadth and product availability, combined with the value-added services it supplies, provide competitive advantages for the ICG.

     The Company expects its competitors to continue to improve the design and performance of their products. There can be no assurance that the Company's competitors will not develop enhancements to, or future generations of, competitive products that will offer superior price or performance features or that new processes or technologies will not emerge that render the Company's products less competitive or obsolete. Increased competitive pressure could lead to lower prices for the Company's products, thereby adversely affecting the Company's business, financial condition or results of operations. There can be no assurance that the Company will be able to compete successfully in the future.

Customers

     The Company's customers include OEMs and end-users who design or utilize high-precision, performance and throughput equipment. The PSG's customers are primarily in the defense, space, high-end digital imaging and electronics capital equipment markets. The ICG's customers are primarily in the industrial automation market. The Company has an extensive customer list which includes many of the major participants in each of the market segments it addresses.

     There is no customer or group of affiliated customers for which sales during 1997 were in the aggregate 10% or more of the Company's consolidated net sales, and, in the Company's opinion, there is no customer, the loss of which would have a material adverse effect on the Company's operations taken as a whole.

     In 1997 and 1996, the Company had aggregate sales, both military and non-military, directly to the U.S. Government, including its agencies and departments, of approximately $4.6 million and $5.1 million, respectively. These sales accounted for approximately 3.7% and 5.6% of total net sales in 1997 and 1996, respectively. Approximately 24.3% of net sales in 1997 and 22% in 1996 were derived from subcontracts with U.S. Government contractors. The majority of these contracts may be subject to termination at the convenience of the U.S. Government, and certain contracts may also be subject to renegotiation. Currently, the Company is not aware of any termination or renegotiation of such contracts which would have a material adverse effect on its business.

Because a substantial part of the Company's business is derived directly from contracts with the U.S. Government, or agencies or departments thereof, or indirectly through subcontracts with U.S. Government contractors, the Company's results of operations could be materially affected by changes in U.S. Government expenditures for products using component parts which the Company produces. However, the Company believes that its exposure to such risk may be lessened by the broad number and diversity of its product applications and the strength of its engineering capabilities.

Sales, Marketing and Customer Support

     As of December 31, 1997, the Company employed 72 sales, marketing and customer support personnel of whom 42 were involved with the PSG's product offerings and 30 were involved with the ICG's product offerings. Historically, the Company's sales organization has been organized along product lines with four product-specific direct sales organizations in the PSG and two direct sales organizations in the ICG. As part of its integration strategy, the Company is in the process of increasing its expenditures for sales and customer support and realigning the sales organizations in the PSG along market segments: defense, space, high-end digital imaging and electronics capital equipment. To date, this realignment has been limited to training of sales personnel in each of the PSG's sales organizations to identify opportunities to sell all of the PSG's capabilities in its own core market and to making joint sales calls. There can be no assurance that these efforts will be successful and lead to increases in the Company's sales or that the Company will recover its additional costs in implementing this strategy.

     Also as of December 31, 1997, the PSG's direct sales organization included 10 direct sales field personnel, most of whom have engineering backgrounds, with the remainder involved in inside sales, customer service, program management, contract administration and applications engineering. The ICG's direct sales organization included 13 direct sales field personnel, with the remainder involved in inside sales, customer service, product management, contract administration and applications engineering. The Company believes that its sales effort is enhanced by having engineering-trained sales personnel available to meet with customers' engineering personnel. In addition, the Company's application and design engineers are used to enhance the sales process.

     The PSG and the ICG also sell their products through over 200 manufacturer's sales representatives and agents. Although the Company believes it has good relationships with these sales representatives and agents, there can be no assurance that these relationships will continue to be satisfactory or will continue at all.

Engineering, Research and Development

     The Company seeks to develop new component products, subsystems and systems and improve existing products in order to keep pace with customers' increasing performance requirements. The Company devotes significant resources, a portion of which is reimbursed by customers, to development programs directed at creating new products and product enhancements, as well as developing new applications for existing products. Because the Company believes that its ability to compete effectively depends in part on maintaining and enhancing its expertise in applying new technologies and developing new products, the Company dedicates substantial resources to engineering, research and development. At December 31, 1997, the Company employed 88 individuals in its engineering, research and development functions. There can be no assurance that the Company's product development efforts will be successful in producing products that respond to technological changes or new products introduced by others.

     The Company's cost associated with engineering and research and development were $5.2 million, $4.1 million and $3.4 million in 1997, 1996 and 1995, respectively. During such periods, $2.9 million, $2.2 million and $1.2 million, respectively, were incurred in research and development. Of these amounts, the Company recovered from customers approximately 10.7%, 17.0% and 38.3%, respectively. The Company intends to direct its research and development activities to integrating its newly acquired technologies with its existing capabilities, and continuing to develop subsystems and systems.

Raw Materials; Suppliers

     Raw materials and purchased components are generally available from multiple suppliers. However, beryllium, a material used extensively by the PSG, is only available from Brush Wellman, Inc. ("Brush Wellman") the sole U.S. supplier. Historically, the Company and, to the Company's knowledge, its predecessors' beryllium operations have had an excellent relationship with Brush Wellman and have not encountered problems in obtaining their requirements. However, the partial or complete loss of Brush Wellman as a supplier of beryllium, or production shortfalls or interruptions that otherwise impair the supply of beryllium to the Company, would have a material adverse effect on the Company's business, financial condition or results of operations. If such conditions were to occur, it is uncertain whether alternative sources could be developed. In addition, the Company purchases a substantial part of the ball bearings it distributes from a single foreign supplier. While the Company believes that it could obtain alternate sources of supply, any interruption in the flow of products from this supplier, or increases in the cost of these products, could have an adverse effect on the Company's business, financial condition or results of operations.

Patents and Trademarks

     The Company is not dependent upon any single patent or trademark. The Company has a combination of patents, trademarks and trade secrets, non-disclosure agreements and other forms of intellectual property protection to protect certain of its proprietary technology and has patent applications pending or under evaluation. Although it believes that its patents and trademarks may have value, the Company believes that its future success will depend primarily on the innovation, technical expertise, manufacturing and marketing abilities of its personnel. There can be no assurance as to the degree of protection offered by these patents or as to the likelihood that patents will be issued for pending applications. There also can be no assurance that the Company will be able to maintain the confidentiality of its trade secrets or that its non-disclosure agreements will provide meaningful protection of the Company's trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information.

     Competitors in the United States and foreign countries, many of which have substantially greater resources, may have applied for or obtained, or may in the future apply for and obtain, patents that will prevent, limit or interfere with the Company's ability to make and sell some of its products. Although the Company believes that its products do not infringe on the patents or other proprietary rights of third parties, there can be no assurance that other third parties will not assert infringement claims against the Company or that such claims will not be successful.

Environmental Regulation

     The Company believes that it is in compliance with federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to the protection of the environment in all material respects, and that any non-compliance with such laws will not have a material adverse effect upon its business, financial condition or results of operations, capital expenditures, earnings or competitive position. There can be no assurance, however, (i) that changes in federal, state or local laws, regulations or regulatory policy, or the discovery of unknown problems or conditions will not in the future require substantial expenditures, or (ii) as to the extent of the Company's liabilities, if any, for past failures, if any, to comply with applicable environmental laws, regulations and permits, any of which also could have a material adverse effect on the Company's business, financial condition or results of operations.

     The Company has been identified as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") with respect to three third-party waste disposal sites. In 1996, the Company entered into a settlement agreement and paid approximately $1,000 with respect to one of these sites. Although liability under CERCLA is joint and several, meaning that liability can exceed a PRP's pro rata share of cleanup costs, based on currently available information, the Company believes that costs associated with the two remaining sites will not have a material adverse effect on the Company.

     The Company, pursuant to a remedial plan approved by the Ohio Environmental Protection Agency ("Ohio EPA") in 1993, is in the process of investigating soils and groundwater at a site formerly owned by a division of the Company, and has conducted certain remedial work at this site. Costs to date have not been material to the Company, and until recently, the Company believed that future costs similarly would not be material. In September 1997, however, the Company was advised by its environmental consultants that the costs now anticipated to carry out the 1993 plan would be substantially greater than previously expected, but that the Company could pursue alternate plans which would involve additional costs in the range of approximately $600,000 to $1.5 million. However, any such alternate plans would be subject to the approval of the Ohio EPA. Based on the advice of its consultants, the Company has increased its reserves relating to this site to approximately $600,000, with a resulting charge to discontinued operations in the third quarter of 1997 of $400,000, before a tax benefit of $156,000. Based on the advice of its consultants, the Company believes that the Ohio EPA is likely to allow use of an alternate plan. There can be no assurance that an alternate remedial plan will be approved by the Ohio EPA. If such approval is not received, costs to the Company would increase substantially. In addition, even if approval is received, the costs actually incurred may exceed the reserves established. The Company anticipates that actual expenditures will be incurred over a period of several years.

     In addition, the current owner of a site formerly owned by a subsidiary of PAI has asserted that the subsidiary is responsible for investigation and remediation costs with respect to this site. No litigation has been brought against the Company, and the Company has received no correspondence or other communication for several years with respect to this site. At this time the Company is unable to assess the extent of its potential liability, if any, with respect to this site or to form a judgment as to the likelihood of an unfavorable outcome in the event litigation were to be commenced.

     The Company uses or generates certain hazardous substances in its manufacturing and engineering facilities. The Company believes that its handling of such substances is in material compliance with applicable local, state and federal environmental, safety and health regulations at each operating location. The Company invests in protective equipment, process controls and specialized training to minimize risks to employees, surrounding communities and the environment due to the presence and handling of such hazardous substances. The Company periodically conducts employee physical examinations and workplace air monitoring regarding such substances. When exposure problems or potential have been indicated, corrective actions have been implemented and reoccurrence has been minimal or non-existent. The Company does not carry environmental impairment insurance.

Employees

     As of December 31, 1997, the Company employed 980 persons in the United States, including 745 in manufacturing, 72 in sales, 88 in engineering and 75 in administration. Approximately 74 employees at the St. Petersburg, Florida facility are subject to a collective bargaining agreement. The Company considers its relations with its employees to be satisfactory. There has been no significant interruption of operations due to labor disputes.

Item 2.  PROPERTIES

     The Company leases its executive office, located at 910 Sylvan Avenue, Englewood Cliffs, New Jersey. The principal plants and other materially important properties at December 31, 1997 are:

                            Type of                             Square             Leased;
Location                    Facility                            Footage            Expiration
--------                    --------                            -------            ----------
Cullman, AL                 Manufacturing, Engineering          110,000            Owned
Gilford, NH                 Manufacturing, Engineering           84,250            Owned
Montville, NJ               Distribution                         76,200            Leased; 1999
San Diego, CA               Manufacturing, Engineering           63,100            Leased; 2000
St. Petersburg, FL          Manufacturing, Engineering           52,500            Owned
Rochester Hills, MI         Manufacturing, Engineering           35,000            Leased; 1999
Santa Barbara, CA           Manufacturing, Engineering           13,800            Leased; 1999
Irvine, CA                  Distribution                          7,800            Leased; 2000
Dallas, TX                  Distribution                          2,950            Leased; 2002

     All of the facilities owned by the Company are subject to mortgages or security interests which secure the Company's obligations under its revolving credit facility or industrial development bonds (see Note 4 to the Financial Statements).

     Management believes that the Company's facilities are generally sufficient to meet its current and reasonably anticipated manufacturing, distribution and related requirements. The Company, however, periodically reviews its space requirements to ascertain whether its facilities are sufficient to meet its needs.

Item 3.  LEGAL PROCEEDINGS

     The Company is a defendant in various lawsuits, none of which is expected to have a material adverse effect on the Company's business, financial position, or results of operations. See "Business--Environmental Regulations."

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On October 14, 1997 the Company held a Special Meeting of Stockholders (the "Meeting") of Axsys Technologies, Inc. The purpose of the Meeting was to amend the Certificate of Incorporation of the Company to increase the number of shares of authorized Common Stock to 30,000,000 shares; to amend the Certificate of Incorporation of the Company to delete a provision limiting ownership of the Company's Common Stock for tax reasons no longer applicable; and to amend the Vernitron Corporation Long-Term Stock Incentive Plan.

     The number of votes cast for the proposal to amend the authorized number of shares of Common Stock to 30,000,000 shares was approximately 2,792,000. Approximately 36,000 votes were cast against and 2,000 abstained from the vote. The number of votes cast for the proposal to amend the Certificate of Incorporation of the Company to delete a provision limiting ownership of the Company's Common Stock was approximately 2,711,000. Approximately 3,000 votes were cast against and 3,000 abstained. The number of votes cast for the proposal to amend the Vernitron Corporation Long-Term Stock Incentive Plan was approximately 2,287,000. Approximately 9,000 votes were cast against and 4,000 abstained.

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     The Company's common stock trades on the Nasdaq National Market under the Symbol "AXYS" since December 11, 1996. Prior to that time, it was traded on the Nasdaq SmallCap Market. The following table sets forth the range of high and low sales prices as reported by the Nasdaq SmallCap Market from January 1, 1996 to December 10, 1996, and as reported on the Nasdaq National Market from December 11, 1996:

                                              1997                   1996
                                      ------------------      ------------------
                                        High       Low          High       Low
                                      -------    -------      -------    -------
Fiscal Years Ended December 31:
  First Quarter                       $17 1/2    $10          $ 5 5/8    $ 4 3/8
  Second Quarter                       25 1/4     12           11 7/8      4 3/8
  Third Quarter                        37         22 1/4       11 1/4      6 1/4
  Fourth Quarter                       38         16 7/8       11 1/2      9

     The prices shown above represent quotations among securities dealers, do not include retail markups, markdowns or commissions and may not represent actual transactions.

     The information presented above has been adjusted to reflect the July 1996 one-for-five reverse stock split (see Note 3 to the Financial Statements).

     On March 20, 1998, the high and low sales prices were $27 1/4 and 25 3/4, respectively.

     On March 20, 1998, the approximate number of holders of record of the Common Stock was 560.

Dividend Policy

     The Company has applied and currently intends to continue to apply its retained and current earnings toward the development of its business and to finance the growth of the Company. The Company did not pay dividends on its Common Stock during the three years ended December 31, 1997, and does not anticipate paying cash dividends in the foreseeable future. The Company's credit facility prohibits the payment of cash dividends.

Item 6.  SELECTED FINANCIAL DATA

     The following selected financial data for the five fiscal years presented below is derived from the audited Consolidated Financial Statements of the Company as adjusted to reflect the discontinuance of the Electronic Components group in 1994. The data should be read in conjunction with the Consolidated Financial Statements and the related Notes thereto included elsewhere herein.

                                                                                  Years Ended December 31,
                                                             ------------------------------------------------------------------
                                                              1997(1)        1996(2)        1995          1994           1993
                                                             ---------      --------      --------      --------       --------
                                                                       (Dollars in thousands, except per share data)
Statement of Operations Data:
Net sales...............................................     $ 123,816      $ 91,301      $ 65,213      $ 62,132       $ 58,649
Gross profit............................................        33,997        23,818        17,240        17,229         15,311
Income (loss) from continuing operations before
  extraordinary items...................................         5,487         2,855           884            27         (3,856)
Net income (loss).......................................         5,134         2,682           884         3,681         (4,526)
Preferred stock dividends...............................           102           847           574           355            375
Net income (loss) applicable to
  common shareholders...................................         5,032         1,835           310         3,326         (4,901)
Diluted net income (loss) per share from continuing
  operations before extraordinary items.................     $    1.53      $   0.74      $   0.12      $  (0.20)      $  (4.08)
Diluted net income (loss) per share applicable to
  common shareholders...................................     $    1.43      $   0.68      $   0.12      $   1.95       $  (4.75)
Weighted average common shares outstanding..............         3,513         2,688         2,511         1,702          1,037

                                                                                   Years Ended December 31,
                                                             ------------------------------------------------------------------
                                                                1997          1996          1995          1994           1993
                                                             ---------      --------      --------      --------       --------
Balance Sheet Data:
Working capital.........................................     $  29,039      $ 24,794      $ 14,334      $ 11,538       $ 15,473
Total assets............................................        78,999        62,171        40,485        42,197         47,261
Long-term debt and capital lease obligations
    (less current portion) (3)..........................         8,629        23,324        11,047        11,921         25,270
Shareholders' equity (3)................................        47,317        19,165        14,745        13,269          5,076

----------
(1) In May 1997, the Company acquired the stock of Teletrac. This acquisition was accounted for under the purchase method of accounting and, accordingly, the results of Teletrac's operations have been included in the Company's Consolidated Statement of Operations since the date of acquisition. See
     Note 2 to the Consolidated Financial Statements.

(2) In April 1996, the Company acquired the stock of PAI and, in October 1996, purchased substantially all of the assets of LMBC. These acquisitions have been accounted for under the purchase method of accounting and, accordingly, the results of the continuing operations of PAI and LMBC have been included in the Company's Consolidated Statement of Operations since their respective dates of acquisition. See Note 2 to the Consolidated Financial Statements.

(3) On July 20, 1994, the Company purchased its senior bank debt at a discount and recorded a pretax gain of $9.6 million.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth certain financial data as a percentage of net sales for each of the past three years in the period ended December 31, 1997. The Company acquired the stock of Teletrac on May 30, 1997, the stock of PAI on April 25, 1996, and substantially all of the assets of LMBC on October 2, 1996. These acquisitions, which are all part of the PSG, have been accounted for under the purchase method of accounting. Accordingly, the results of the continuing operations of Teletrac, PAI and LMBC have been included in the Company's Consolidated Statement of Operations since their respective dates of acquisition (see Note 2 to the Consolidated Fancial Statements).

                                                                  Year Ended December 31,
                                                           ------------------------------------
                                                            1997           1996           1995
                                                           ------         ------         ------
 Net sales:
   PSG .............................................         63.7%          53.2%          38.0%
   ICG .............................................         36.3           46.8           62.0
                                                           ------         ------         ------
                                                            100.0          100.0          100.0
 Cost of sales .....................................         72.5           73.9           73.6
                                                           ------         ------         ------

 Gross Profit ......................................         27.5           26.1           26.4
                                                           ------         ------         ------

 Operating expenses:
   Selling, general and administrative expenses ....         17.6           18.1           20.4
   Amortization of intangible assets ...............          0.3            0.2            0.3
                                                           ------         ------         ------
                                                             17.9           18.3           20.7
                                                           ------         ------         ------
 Operating income ..................................          9.6            7.8            5.7
   Interest expense ................................          2.2            2.6            3.1
   Other expense ...................................           --             --            0.4
                                                           ------         ------         ------

 Income from continuing operations before
   taxes and extraordinary items ...................          7.4            5.2            2.2
   Provision for taxes .............................          3.0            2.1            0.8
                                                           ------         ------         ------

 Income from continuing operations before
   extraordinary items .............................          4.4            3.1            1.4
   Loss on discontinued  operations, net of tax ....         (0.2)            --             --
                                                           ------         ------         ------

 Income before extraordinary items .................          4.2            3.1            1.4
   Extraordinary charges, net of tax ...............         (0.1)          (0.2)            --
                                                           ------         ------         ------

 Net income ........................................          4.1%           2.9%           1.4%
                                                           ======         ======         ======

Gross profit (as a percentage of related net sales):
   PSG .............................................         25.4%          21.9%          20.3%
   ICG .............................................         31.0           30.8           30.2

Comparison of Years Ended December 31, 1997 and December 31, 1996

     Net Sales. Net Sales increased by 35.6%, or $32.5 million, from $91.3 million in 1996 to $123.8 million in 1997. The PSG's sales increased by 62.3%, or $30.3 million, from $48.6 million in 1996 to $78.9 million in 1997. Of this $30.3 million increase, approximately $20.3 million was attributable to the acquisitions of Teletrac, PAI, and LMBC. The remaining $10.0 million increase was the result of internal growth primarily in the space, electronics capital equipment and digital imaging markets. The ICG's sales increased by 5.2%, or $2.2 million, from $42.7 million in 1996 to $44.9 million in 1997. This increase was primarily due to higher sales of electronic connectors resulting from new product introductions to the industrial automation market.

     Gross Profit. The Company's gross profit increased by 42.7%, or $10.2 million, from $23.8 million in 1996 to $34.0 million in 1997. Gross profit margin increased from 26.1% of net sales in 1996 to 27.5% in 1997. The gross margin for the PSG increased from 21.9% of net sales in 1996 to 25.4% in 1997 and, for the ICG, increased from 30.8% of net sales in 1996 to 31.0% in 1997. The improvement in the PSG's gross margin was primarily due to the addition of higher margin revenue from the acquisitions of Teletrac and PAI, as well as from sales volume related operating efficiencies.

     Selling, general and administrative expenses. SG&A expenses increased by 31.8%, or $5.2 million, from $16.5 million in 1996 to $21.7 million in 1997. As a percentage of net sales, however, SG&A decreased from 18.1% in 1996 to 17.6% in 1997. The increase in SG&A expenses in absolute dollars was primarily due to the acquisitions of Teletrac, PAI, and LMBC. The decrease as a percentage of net sales was primarily attributable to the absorption of lower corporate overhead expense, due to the elimination of certain costs related to the former PAI corporate office, over a larger sales base. This favorable variance was partially offset by higher incentive expense related to a three year performance plan established for the former owners, and now employee managers, of Teletrac.

     Interest Expense. Interest expense increased by 12.4%, or $290,000, from $2.3 million in 1996 to $2.6 million in 1997. The increase in interest expense was primarily due to higher average borrowings resulting from the acquisitions of Teletrac during 1997 and, PAI and LMBC during 1996. This increase was substantially offset by reductions of debt during 1997 from the Company's stock offering in late October and cash generated from operations.

     Taxes. The Company's effective tax rate increased from 39.8% in 1996 to 40.5% in 1997, primarily due to a higher effective state tax rate.

     Preferred Stock Dividends. Preferred Stock dividends decreased by 88.0%, or $745,000, from $847,000 in 1996 to $102,000 in 1997. The decrease in Preferred
Stock dividends was due to the Company's exchange of Preferred Stock for Common Stock and subsequent redemption of remaining Preferred Stock (see Note 3 to the Consolidated Financial Statements). As a result of such redemption, there is no Preferred Stock outstanding and there are no accrued and unpaid dividends.

Comparison of Years Ended December 31, 1996 December 31, 1995

     Net Sales. Net Sales increased by 40.0%, or $26.1 million, from $65.2 million in 1995 to $91.3 million in 1996. The PSG's sales increased by 96.0%, or $23.8 million, from $24.8 million in 1995 to $48.6 million in 1996. The acquisition of PAI accounted for $23.1 million of the increase in the PSG's sales. The ICG's sales increased by 5.7%, or $2.3 million, from $40.4 million in 1995 to $42.7 million in 1996. In 1996, sales of precision ball bearings increased by 9.0% due to increased sales to both original equipment manufacturers and distributors for use in a variety of industries.

     Gross Profit. The Company's gross profit increased by 38.2%, or $6.6 million, from $17.2 million in 1995 to $23.8 million in 1996. Gross profit margin decreased from 26.4% of net sales in 1995 to 26.1% in 1996. This decrease was primarily due to the increase in sales by PSG. Historically, sales by the PSG have resulted in lower margins than sales by the ICG. PSG's sales increased primarily as a result of the Company's acquisition of PAI. Gross profit margin attributable to the PSG increased from 20.3% in 1995 to 21.9% in 1996. The increase in the PSG's gross profit margin was primarily due to the increase in sales resulting from the acquisition of PAI. The gross profit margin on the PAI sales, while lower than the consolidated gross profit margin, was higher than the gross profit margin on PSG sales prior to the PAI acquisition. Gross profit margin attributable to the ICG increased from 30.2% in 1995 to 30.8% in 1996. The increase in the ICG gross profit margin was primarily due to favorable overhead spending and material purchase price variances partially offset by an unfavorable sales mix of lower margin products.

     Selling, general and administrative expenses. SG&A expenses increased by 23.7%, or $3.2 million, from $13.3 million in 1995 to $16.5 million in 1996, but decreased from 20.4% to 18.1% of net sales, respectively. The increase in SG&A expenses in absolute dollars was primarily due to the acquisitions of PAI and LMBC. The decrease in SG&A expenses as a percentage of net sales was attributable, in part, to the absorption of corporate overhead over a larger sales base.

     Interest Expense. Interest expense increased by 17.5%, or $349,000, from $2.0 million in 1995 to $2.3 million in 1996. The increase in interest expense was primarily due to higher average borrowings resulting from the acquisitions of PAI and LMBC. This increase was substantially offset by the reduction of interest expense attributable to net assets held for disposal (see Note 2 to the Consolidated Financial Statements), the effect of lower interest rates resulting from a lower prime rate and, more favorable terms under the Company's credit agreement entered into on April 25, 1996.

     Preferred Stock Dividends. Preferred Stock dividends increased by 47.6%, or $273,000, from $574,000 in 1995 to $847,000 in 1996. The increase in Preferred
Stock dividends was due primarily to the expiration, on February 22, 1996, of the period during which the Company paid dividends in additional shares of Preferred Stock at an annual rate of 15% of the average bid and ask price of the Preferred Stock. Subsequent to that date, while it did not declare or pay any dividends, the Company accrued dividends at $1.20 per share.

Backlog

     A substantial portion of the Company's business is of a build-to-order nature requiring various engineering, manufacturing, testing and other processes to be performed prior to shipment. As a result, the Company generally has a significant backlog of orders to be shipped.

     The Company's backlog of orders decreased by 1.8%, or $1.0 million, from $56.4 million at December 31, 1996 to $55.4 million at December 31, 1997. The decrease in backlog was due primarily to the timing of orders which can be uneven and comprised of multiple delivery dates over a period of time, a reduction of past due orders in our precision machining business and customer program cancellations of $1.3 million. These decreases were partially offset by the addition of backlog from the acquisition of Teletrac. Backlog as of March 6, 1998 was $59.0 million.

     The Company believes that a substantial portion of the backlog orders at December 31, 1997 will be shipped over the next twelve months.

Liquidity and Capital Resources

     The Company funds its operations primarily from cash flow generated by operations and, to a lesser extent, from borrowings under its credit facility and through capital lease transactions.

     Net cash provided by (used in) operations for the years ended December 31, 1997, 1996 and 1995 was $9.1 million, $2.0 million and $(1.0) million, respectively. The improvement in cash provided from operations in both 1997 and 1996 was due primarily to increases in net income, non-cash amortization and depreciation and the amount of prior year net operating losses carried forward to offset current taxes. At December 31, 1997, the Company had approximately

$1.3 million of net operating losses and $0.5 million of tax credits available to reduce future taxable income.

     The Company's working capital was $29.0 million and $24.8 million on December 31, 1997 and 1996, respectively.

     Net cash (used in) provided by investing activities for the years ended 1997, 1996 and 1995 was $(10.5) million, $2.0 million and $1.9 million, respectively. During the second quarter of 1997, the Company acquired the stock of Teletrac. The cash portion of the total purchase price for Teletrac was $7.3 million. The cash provided by investing activities in 1996 was generated primarily from the sale of a subsidiary of PAI for cash consideration of $11.3 million. This cash source was partially offset by the acquisitions of PAI and LMBC for cash consideration of $4.7 million and $2.9 million, respectively (see
Note 2 to the Consolidated Financial Statements).

     The Company had no material commitments for capital expenditures as of December 31, 1997. It is anticipated that capital expenditures in 1998 could range from $5.0 million to $7.0 million as compared to the $4.9 million expended in 1997, including assets acquired under capital leases of $1.7 million. Based on an evaluation of available lease terms and other factors, the Company may continue to finance a portion of these capital expenditures through capital leases.

     The Company has an $11.0 million senior secured credit facility comprised of a revolving debt commitment expiring on April 25, 2000 (the "Credit Facility"), of which $5.1 million was outstanding as of December 31, 1997. The Credit Facility contains restrictive covenants which, among other things, impose limitations with respect to the incurrence of additional liens and indebtedness, mergers, consolidations and specified sale of assets and requires the Company to meet certain financial tests including minimum levels of earnings and net worth and various other financial ratios. In addition, the Credit Facility prohibits the payment of cash dividends. The Company believes that the remaining availability under the Credit Facility and cash generated from operations will be sufficient to meet its future capital expenditure and working capital requirements for at least the next 12 months.

Year 2000

     The date change in the Year 2000 may present potential computer issues in that certain early programming used 2 digits rather than 4 to designate a year. As the century date change occurs, date-sensitive systems may experience system failure or miscalculations leading to disruptions in a company's operations. The Company has taken actions to address this potential problem. Each business unit has either reviewed or is in the process of reviewing and identifying all systems which may be impacted at the start of the next millennium. Internal systems and software with non-compliant codes are expected to be either upgraded or replaced with systems or software that will acknowledge the change of the millennium. Additionally, a review of our critical suppliers and customers is being made to assure that they are working toward Year 2000 compliance.

     The Company estimates that the total amount that will be spent to remediate its Year 2000 issues is not expected to be material to its business, operations, or financial condition.

Recently Issued Accounting Standards

     Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information" was issued in June 1997. The new statement establishes standards for the way that business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for periods beginning after December 15, 1997 and requires restatement of all prior periods presented. Management does not believe that the implementation of the statement will have a material impact on the consolidated financial position or consolidated results of operations of the Company, but may require additional disclosures to be made.

Risk Factors

     This  filing  contains  forward-looking  statements  within the  meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding the increasing performance demands in the defense, space, high-end digital imaging, electronics capital equipment and other markets served by the Company, the Company's ability to integrate its existing technologies and realign its direct sales organizations, the Company's ability to implement its strategy to develop and sell value-added systems, the continuation of trends favoring outsourcing of the design and manufacturing of subsystems and systems by customers, the receipt and shipment of orders by the Company, the Company's objective to grow through strategic acquisitions and anticipated expenditures for environmental remediation. Discussion containing such forward-looking statements is found in the material set forth under "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as within the filing generally. The factors discussed below could cause actual results and developments to be materially different from those expressed in or implied in such statements. The Company cautions the reader, however, that this list of factors may not be exhaustive. The following risk factors should be considered carefully in addition to the other information contained in this filing.


Management of Expanded Operations; Acquisitions

     In recent years, the Company has made several acquisitions of complementary businesses which the Company is seeking to integrate. This integration strategy includes the development and sale of value-added systems incorporating the Company's various technological capabilities. The development of such systems is in its early stages. There can be no assurance that the Company will be successful in developing and selling such systems.

     In addition, as part of the Company's business development strategy, the Company plans to pursue further acquisitions in order to expand the Company's product offerings, add to or enhance its base of technical or sales personnel, or provide desirable customer relationships. Such growth could result in a significant strain on the Company's managerial, financial, engineering and other resources. The rate of the Company's future expansion, if any, in combination with the complexity of the technologies involved in the Company's business, may demand an unusually high level of managerial effectiveness in anticipating, planning, coordinating and meeting the operational needs of the Company as well as the needs of its customers. Additionally, there can be no assurance that the Company will be able to acquire complementary businesses on a cost-effective basis, or integrate acquired operations into its organization effectively, retain and motivate key personnel, or retain customers of acquired firms. The Company competes for attractive acquisition candidates with other companies or investors, and such competition could have the effect of increasing the cost to the Company of pursuing its acquisition strategy or reducing the number of attractive candidates to be acquired. Although the Company reviews and considers possible acquisitions on an on-going basis, no specific acquisitions are being negotiated or planned as of the date of this filing. See "Business--Business Strategy."

Technological Change and New Product Development

     The Company's success will continue to depend in substantial part upon its ability to introduce new products that keep pace with technological developments and evolving industry standards and to apply appropriate levels of engineering, research and development resources necessary to keep pace with such developments. In addition, the Company's success will depend on how well the Company responds to changes in customer requirements and achieves market acceptance for its products and capabilities. Any failure by the Company to anticipate or respond adequately to technological developments and customer requirements could have a material adverse effect on the Company's business, financial condition or results of operations. In order to develop new products successfully, the Company is dependent upon close relationships with its customers and their willingness to share proprietary information about their requirements and participate in collaborative efforts with the Company. There can be no assurance that the Company's customers will continue to provide it with timely access to such information or that the Company will be successful in developing and marketing new products and services or their enhancements. In addition, there can be no assurance that the new products and services or their enhancements, if any, developed by the Company, will achieve market acceptance. See "Business--Business Strategy" and "Business--Engineering, Research and Development."

Substantial Variability of Quarterly Results of Operations

     Factors such as announcements of technological innovations or new products by the Company or its competitors, and the cynical nature of the industries served by the Company could cause substantial variations in the Company's operating results. The defense, space, high-end digital imaging, electronics capital equipment and industrial automation markets, each of which represents a significant market for the Company's products, have historically been subject to substantial economic fluctuations due to changing demands for their products and services, introduction of new products and product obsolescence. There can be no assurance that such fluctuations will not reoccur and have an adverse impact on the Company's business, financial condition or results of operations. The Company has experienced and expects to continue to experience significant fluctuations in its quarterly and annual operating results due to a variety of factors, including market acceptance of new and enhanced versions of the Company's products, timing and shipment of significant orders, mix of products sold, length of sales cycles, plant openings and closings, the timing of acquisitions or dispositions by the Company, delays in raw materials shipments, completion of large projects, other manufacturing delays and disruptions, the level of backlog of orders, and cyclically in the markets the Company serves. To some extent, the Company's net sales and operating results for a quarter will depend upon the Company generating orders to be shipped in the same quarter in which the order is received. The failure to receive anticipated orders or delays in shipments near the end of a particular quarter, due, for example, to unanticipated rescheduling or cancellations of shipments by customers or unexpected manufacturing difficulties, may cause net sales in a particular quarter to fall significantly below the Company's expectations, which would have a material adverse effect on the Company's business, financial condition or results of operations for such quarter. See "Business--Market Overview."

Industry Concentration

     A significant portion of the Company's business and business development efforts are concentrated in the defense and, to a lesser extent, electronics capital equipment industries. The Company's business depends, in significant part, upon the U.S. Government's continued demand in the area of defense for high-end, high performance components and subsystems of the type manufactured by the Company. Approximately 28% of net sales in 1997 and 27.6% of net sales in 1996 were derived directly from contracts with the U.S. Government, or agencies or departments thereof, or indirectly from subcontracts with U.S. Government contractors. The majority of these Government contracts are subject to termination and renegotiation. As a result, the Company's business, financial condition or results of operations may be materially affected by changes in U.S. Government expenditures for defense. Additionally, the Company currently intends to continue to develop the portion of its business dependent upon manufacturers in the electronics capital equipment industry which provides equipment used in the semiconductor, mass data storage and flat panel display industries. Such business development will depend, in part, upon capital expenditures by manufacturers of electronics capital equipment, which in turn depend upon the current and anticipated market demand for semiconductor, mass data storage and flat panel display devices. The semiconductor, mass data storage and flat panel display industries have been highly volatile and historically have experienced periods of oversupply, resulting in significantly reduced demand for capital equipment. There can be no assurance that this volatility will not have a material adverse effect on the Company's business in the electronics capital equipment industry. See "Business--Market Overview" and "Business--Customers."

Competition

     The markets for the Company's products are competitive. The Company competes primarily on the basis of its ability to design and engineer its products to meet performance specifications set by its customers, most of whom are OEMs who purchase component parts or subsystems for inclusion in their end-products. Product pricing and quality, customer support, experience, reputation and financial stability are also important competitive factors. There is a limited number of competitors in each of the markets for the various types of precision optical and positioning components and subsystems and electrical/electronic interconnect devices manufactured and sold by the Company.

These competitors, especially those in the precision optical and positioning product lines, are typically focused on a smaller number of product offerings than the Company, and are often well entrenched. Some of these competitors have substantially greater resources than the Company. There can be no assurance that the Company's competitors will not develop enhancements to or future generations of competitive products that will offer superior price or performance features, or that new processes or technologies will not emerge that render the Company's products less competitive or obsolete. In addition, as a result of the substantial investment required by a customer to integrate capital equipment into a production line, or to integrate components and subsystems into a product design, the Company believes that once a customer has selected certain capital equipment or certain components or subsystems from a particular vendor, the customer generally relies upon that vendor to provide equipment for the specific production line or product application and may seek to rely upon that vendor to meet other capital equipment or component or subsystem requirements. Accordingly, the Company may be at a competitive disadvantage with respect to a prospective customer if that customer utilizes a competitor's manufacturing equipment or components or subsystems. Further, there are numerous competitors in markets to which the Company distributes precision ball bearings. These competitors, who vary in size, include other ball bearings distributors as well as ball bearing manufacturers. There can be no assurance that the bases of competition in the industries in which the Company competes will not shift or that the Company will continue to compete successfully. See "Business--Competition."

Dependence on Key Suppliers

     A significant portion of the Company's precision machining business related to the commercial space market depends on the adequate supply of specialty metals, such as beryllium, at competitive prices and on reasonable terms. The Company currently procures all of its beryllium from Brush Wellman, the sole U.S. supplier, and the Company expects to continue to rely on Brush Wellman for beryllium for the foreseeable future. Although the Company has not experienced significant problems with this supplier in the past, there can be no assurance that such relationship will continue or that the Company will continue to obtain such supplies at cost levels that would not adversely affect the Company's gross margins. The partial or complete loss of Brush Wellman as a supplier of beryllium, or production shortfalls or interruptions that otherwise impair the supply of beryllium to the Company, would have a material adverse effect on the Company's business, financial condition or results of operations. It is uncertain whether alternative sources of supply could be developed without a material disruption in the Company's ability to provide beryllium products to its customers.

     Although the Company has not experienced significant problems with its other suppliers in the past, there can be no assurance that such relationships will continue or that, in the event of a termination of its relationships with such other suppliers, it would be able to obtain alternative sources of supply without a material disruption in the Company's ability to provide products to its customers. In addition, the Company purchases a substantial part of the ball bearings it distributes from a single foreign supplier. Any material disruption in the Company's supply of products would have a material adverse effect on the Company's business, financial condition or results of operations. See "Business--Raw Materials; Suppliers."

Risks of International Sales and Purchases

     The Company's international sales accounted for approximately 11.2%, 11.4%, and 12.0% of the Company's net sales for 1997, 1996 and 1995, respectively. Also, the Company purchases a substantial portion of its ball bearings products from a single foreign supplier and certain other products from other foreign suppliers. The Company's international sales and purchases are subject to a number of risks generally associated with international operations, including import and export duties and restrictions, currency fluctuations, changes in regulatory requirements, tariffs and other barriers, political and economic instability and potentially adverse tax consequences. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, financial condition or results of operations.

Dependence on Key Personnel

     The Company's success depends to a significant extent on the continued services of its key executive officers, including its Chairman of the Board and Chief Executive Officer, and other senior management personnel. The loss of the services of one or more of these individuals may have a material adverse effect on the Company's business, financial condition or results of operations. The Company maintains, and is the beneficiary of, a life insurance policy on the life of its Chairman of the Board and Chief Executive Officer. The face amount of such policy is $5.0 million. The Company does not maintain key man life insurance on its other executive officers. In addition, since the continued success of the Company is largely dependent upon its ability to design, manufacture and sell high-performance components and subsystems for the high-performance technology market, the Company is particularly dependent upon its ability to identify, attract, motivate and retain qualified technical personnel, including engineers, with the requisite educational background and industry experience, as well as skilled precision machining personnel. The Company's employees may voluntarily terminate their employment with the Company at any time, and competition for such personnel is intense. Accordingly, there can be no assurance that the Company will be successful in retaining its existing personnel. The loss of the services of a significant number of the Company's technical or skilled personnel, or the future inability to attract such personnel, could have a material adverse effect on the Company's business, financial condition or results of operations.

Intellectual Property Rights

     The Company's ability to compete effectively with other companies will depend, in part, on its ability to maintain the proprietary nature of its technology. The Company relies upon a combination of patents, trademarks and trade secrets, non-disclosure agreements and other forms of intellectual property protection to safeguard certain of its proprietary technology. There can be no assurance as to the degree of protection offered by these patents or as to the likelihood that patents will be issued for pending applications. There also can be no assurance that the Company will be able to maintain the confidentiality of its trade secrets or that its non-disclosure agreements will provide meaningful protection of the Company's trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information.

     Competitors in the United States and foreign countries, many of which have substantially greater resources and have made substantial investments in competing technologies, may have applied for or obtained, or may in the future apply for and obtain, patents that will prevent, limit or interfere with the Company's ability to make and sell some of its products. Although the Company believes that its existing products do not infringe on the patents or other proprietary rights of third parties, there can be no assurance that third parties will not assert infringement claims against the Company or that such claims will not be successful. See "Business--Patents and Trademarks."

Environmental Regulation

     The Company is subject to a variety of federal, state and local laws, rules and regulations relating to the use, storage, discharge and disposal of hazardous chemicals used during its engineering, research and development and manufacturing activities. Failure to comply with applicable environmental requirements could result in substantial liability to the Company, suspension or cessation of the Company's operations, restrictions on the Company's ability to expand its operations or requirements for the acquisition of additional equipment or other significant expense, any of which could have a material adverse effect on the Company's business, financial condition or results of operations. In addition, there can be no assurance (i) that changes in federal, state or local laws, regulations or regulatory policy, or the discovery of unknown problems or conditions, will not in the future require substantial expenditures, or (ii) as to the extent of the Company's liabilities, if any, for past failures, if any, to comply with applicable environmental laws, regulations and permits, any of which also could have a material adverse effect on the Company's business, financial condition or results of operations.

     In the third quarter of 1997, the Company recorded a charge to discontinued operations of $400,000, before a tax benefit of $156,000, relating to increases in reserves for certain environmental costs associated with a formerly-owned property. The reserve established assumes that certain approvals will be received from state regulatory authorities. However, there can be no assurance that such approvals will be received. If such approvals are not received, costs would increase substantially. In addition, even if such approvals are received, the costs actually incurred may exceed the reserves established. See "Business--Environmental Regulation."

     The Company has made and continues to make investments in protective equipment, process controls, manufacturing procedures and training in order to minimize the risks to employees, surrounding communities and the environment due to the presence and handling of hazardous materials. The failure to properly handle such materials could lead to harmful exposure to employees or to the discharge of certain hazardous waste materials, and, since the Company does not carry environmental impairment insurance, to a material adverse effect on the Company's business, financial condition or results of operations. There can be no assurance that environmental problems will not develop in the future which would have a material adverse effect on the Company's business, financial condition or results of operations. See "Business---Environmental Regulation."

Continued Investment Required to Maintain Manufacturing Capabilities

     The Company has invested, and intends to continue to invest, in state-of-the-art equipment in order to increase, expand, update or relocate its manufacturing capabilities and facilities. Changes in technology or sales growth beyond currently established manufacturing capabilities will require further investment. There can be no assurance that the Company will generate sufficient funds from operations to finance any required investment or that other sources of funding will be available on terms acceptable to the Company, if at all. Furthermore, there can be no assurance that any further expansion will not negatively impact the Company's business, financial condition or results of operations. See "Business--Facilities and Manufacturing."

Control of Company by Existing Shareholder

     The Chairman of the Board and Chief Executive Officer of the Company owns approximately 30% of the outstanding Common Stock as of December 31, 1997. As a result, he will have the ability to exert significant influence with respect to the election of all of the members of the Company's Board of Directors and other corporate actions.

Possible Volatility of Share Price

     The price of the Common Stock may be subject to significant fluctuations. That price volatility may be attributable, at least in part, to the limited number of shares generally available for sale in the public market. In addition, factors such as actual or anticipated quarterly fluctuations in financial results, changes in recommendations or earnings estimates by securities analysts, announcements of technological innovations or new commercial products or services and the timing of announcements of acquisitions or dispositions by the Company or its competitors, as well as conditions in the Company's markets generally, may have a significant adverse effect on the market price of the Common Stock. Furthermore, the stock market historically has experienced volatility which has particularly affected the market prices of securities of many technology companies and which sometimes has been unrelated to the operating performances of such companies.

Effect of Certain Anti-Takeover Provisions

     The Company's Certificate of Incorporation, as amended (the "Certificate of Incorporation"), the Company's By-Laws (the "By-Laws") and the Delaware General Corporation Law ("DGCL") contain certain provisions which could delay or impede the removal of incumbent directors and could make more difficult a merger, tender offer or proxy contest involving the Company, even if such a transaction would be beneficial to the interests of the shareholders, or could discourage a third party from attempting to acquire control of the Company. The Company has authorized 4,000,000 shares of its Preferred Stock, none of which are currently outstanding, and which the Company could issue without further shareholder approval and upon such terms and conditions, and having such rights, privileges and preferences, as the Board of Directors may determine. The Company has no current plans to issue any Preferred Stock. The By-Laws include provisions establishing advance notice procedures with respect to shareholder proposals and director nominations, and permitting the calling of special shareholder meetings only by the written consent of three-quarters of the Board of Directors or the Chairman of the Board. The Certificate of Incorporation provides that in lieu of a meeting, action may be taken by written consent of the Company's shareholders only by unanimous consent. These provisions could have the effect of delaying, deterring or preventing a change in control of the Company, and may adversely affect the voting and other rights of holders of Common Stock. In addition, the Company is subject to section 203 of the DGCL which, subject to certain exceptions, restricts certain transactions and outstanding voting stock (an "interested shareholder") for a period of three years from the date the shareholder becomes an interested shareholder. These provisions may have the effect of delaying or preventing a change of control of the Company without action by the shareholders and, therefore, could adversely affect the price of the Company's Common Stock. In the event of a change of control of the Company, the vesting of outstanding options issued under the Company's Long-Term Stock Incentive Plan may be accelerated at the discretion of the Committee or may be required to be accelerated under certain circumstances provided for in each incentive agreement.

Absence of Dividends on Common Stock

The Company does not anticipate paying dividends on its Common Stock in the foreseeable future. The Company's Credit Facility prohibits it from paying cash dividends on its Common Stock.

Item 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable as of December 31, 1997.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this Item is included in Item 14(a) of this Report.

Item 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None. See Item 14(b) of this Report.

                                    PART III

     The information required by Part III is incorporated by reference to the Company's definitive proxy statement in connection with its 1998 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year ended December 31, 1997. If such proxy statement is not so filed, such information will be filed as an amendment to this Form 10-K within 120 days following the end of the Company's fiscal year ended December 31, 1997.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) and (2) Financial Statements

     See accompanying index to consolidated financial statements and schedule.

(a)(3) Exhibits

     See accompanying index to Exhibits.

(b)  Reports on Form 8-K

     None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 27, 1998                  AXSYS TECHNOLOGIES, INC.
                                             (Registrant)

                                        By   /s/ STEPHEN W. BERSHAD
                                             ----------------------------------
                                             Stephen W. Bershad
                                             Chairman of the Board of Directors
                                             and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated this 27th day of March, 1998.


  /s/  Stephen W. Bershad                   Chairman of the Board of
  --------------------------------          Directors and Chief Executive
       Stephen W. Bershad                   Officer


  /s/  Raymond F. Kunzmann                  Vice President - Finance, Controller
  --------------------------------          and Chief Financial Officer
       Raymond F. Kunzmann


  /s/  Anthony J. Fiorelli, Jr.                  Director
  --------------------------------
       Anthony J. Fiorelli, Jr.


  /s/  Eliot M. Fried                            Director
  --------------------------------
       Eliot M. Fried


  /s/  Richard V. Howitt                         Director
  --------------------------------
       Richard V. Howitt

                           ANNUAL REPORT ON FORM 10-K

                  ITEM 8, ITEM 14(a)(1) and (2) and ITEM 14(d)

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                              FINANCIAL STATEMENTS

                          YEAR ENDED DECEMBER 31, 1997

                            AXSYS TECHNOLOGIES, INC.

                FORM 10-K -- ITEM 14(a)(1) and (2) and Item 14(d)

                            AXSYS TECHNOLOGIES, INC.

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE





The following consolidated financial statements of Axsys Technologies, Inc., are included in Item 8:

  Consolidated Balance Sheets -- December 31, 1997 and 1996.................F-4

  Consolidated Statements of Operations -- For the years ended
    December 31, 1997, 1996 and 1995........................................F-6

  Consolidated Statements of Cash Flows -- For the years ended
    December 31, 1997, 1996 and 1995........................................F-7

  Consolidated Statements of Shareholders' Equity -- For the years ended December 31, 1997, 1996 and 1995..................................F-8

  Notes to consolidated financial statements................................F-9

     The  following   consolidated   financial   statement   schedule  of  Axsys
Technologies, Inc., is included in Item 14(d):

  Schedule II -- Valuation and qualifying accounts..........................F-20

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
Axsys Technologies, Inc.:

     We have audited the accompanying consolidated balance sheets of Axsys Technologies, Inc., a Delaware corporation, and its subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Axsys Technologies, Inc. and subsidiaries, as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

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


                                        ARTHUR ANDERSEN LLP

New York, New York
March 20, 1998

                            AXSYS TECHNOLOGIES, INC.
                           Consolidated Balance Sheets

                             (Dollars in thousands)

                                                                       December 31,
                                                                    ------------------
                                                                      1997       1996
                                                                    -------    -------
                                     ASSETS
CURRENT ASSETS:
  Cash .........................................................    $   575    $ 2,691
  Accounts receivable, net of allowance for doubtful accounts of
  $345 in 1997 and $385 in 1996 ................................     18,643     13,801
  Inventories, net .............................................     29,324     24,454
  Other current assets .........................................      1,011        850
                                                                    -------    -------

        TOTAL CURRENT ASSETS ...................................     49,553     41,796

NET PROPERTY, PLANT AND EQUIPMENT ..............................     15,074     13,456

EXCESS OF COST OVER NET ASSETS ACQUIRED, net of accumulated
  amortization of $1,408 in 1997 and $1,045 in 1996 ............     13,942      6,415

OTHER ASSETS ...................................................        430        504
                                                                    -------    -------
       TOTAL ASSETS ............................................    $78,999    $62,171
                                                                    =======    =======

          See accompanying notes to consolidated financial statements.

                            AXSYS TECHNOLOGIES, INC.
                           Consolidated Balance Sheets

                  (Dollars in thousands, except per share data)

                                                                        December 31,
                                                                     ------------------
                                                                       1997       1996
                                                                     -------    -------

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable ..............................................    $ 9,631    $ 6,881
  Accrued expenses and other liabilities ........................      9,979      7,290
  Current portion of long-term debt and capital lease obligations        904      2,831
                                                                     -------    -------
     TOTAL CURRENT LIABILITIES ..................................     20,514     17,002

LONG-TERM DEBT AND CAPITAL LEASES, less current portion .........      8,629     23,324

OTHER LONG-TERM LIABILITIES .....................................      2,284      2,293

DEFERRED INCOME .................................................        255        387

SHAREHOLDERS' EQUITY:

$1.20 CUMULATIVE EXCHANGEABLE REDEEMABLE
  PREFERRED STOCK, $.01 PAR VALUE: authorized 4,000,000
  shares, issued and outstanding none and 738,881 shares at
  at December 31, 1997 and 1996 .................................         --          7

COMMON STOCK, $.01 PAR VALUE:
  authorized 30,000,000 shares, issued and outstanding
  4,113,190 and 2,568,940 shares at December 31, 1997 and 1996 ..         41         26

CAPITAL IN EXCESS OF PAR ........................................     40,409     17,297

RETAINED EARNINGS ...............................................      6,867      1,835
                                                                     -------    -------
     TOTAL SHAREHOLDERS' EQUITY .................................     47,317     19,165
                                                                     -------    -------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .................    $78,999    $62,171
                                                                     =======    =======

          See accompanying notes to consolidated financial statements.

                            AXSYS TECHNOLOGIES, INC.
                      Consolidated Statements of Operations

                  (Dollars in thousands, except per share data)

                                                                    Years Ended December 31,
                                                          -------------------------------------------
                                                              1997            1996            1995
                                                          -----------     -----------     -----------
NET SALES ............................................    $   123,816     $    91,301     $    65,213

Cost of sales ........................................         89,819          67,483          47,973
Selling, general and administrative expenses .........         21,749          16,501          13,336
Amortization of intangible assets ....................            363             210             209
                                                          -----------     -----------     -----------
OPERATING INCOME .....................................         11,885           7,107           3,695

Interest expense .....................................          2,633           2,343           1,994
Other expense ........................................             25              18             252
                                                          -----------     -----------     -----------
INCOME FROM CONTINUING OPERATIONS BEFORE
 TAXES AND EXTRAORDINARY ITEMS .......................          9,227           4,746           1,449
Provision for income taxes ...........................          3,740           1,891             565
                                                          -----------     -----------     -----------
INCOME FROM CONTINUING OPERATIONS BEFORE
 EXTRAORDINARY ITEMS .................................          5,487           2,855             884
Loss on discontinued operations, net of taxes of $156            (244)             --              --
                                                          -----------     -----------     -----------
INCOME BEFORE EXTRAORDINARY ITEMS ....................          5,243           2,855             884
Extraordinary charges, net of taxes of $70 and $111 in
  1997 and 1996 ......................................           (109)           (173)             --
                                                          -----------     -----------     -----------
NET INCOME ...........................................          5,134           2,682             884

Preferred stock dividends ............................            102             847             574
                                                          -----------     -----------     -----------
NET INCOME APPLICABLE TO COMMON
 SHAREHOLDERS ........................................    $     5,032     $     1,835     $       310
                                                          ===========     ===========     ===========
BASIC EARNINGS PER SHARE:
  Income from continuing operations ..................    $      1.64     $      0.79     $      0.12
  Discontinued operations ............................          (0.08)             --              --
  Extraordinary item .................................          (0.03)          (0.07)             --
                                                          -----------     -----------     -----------
  Total ..............................................    $      1.53     $      0.72     $      0.12
                                                          ===========     ===========     ===========
Weighted average common shares outstanding ...........      3,281,092       2,547,329       2,511,074
                                                          ===========     ===========     ===========
DILUTED EARNINGS PER SHARE:
  Income from continuing operations ..................    $      1.53     $      0.74     $      0.12
  Discontinued operations ............................          (0.07)             --              --
  Extraordinary item .................................          (0.03)          (0.06)             --
                                                          -----------     -----------     -----------
  Total ..............................................    $      1.43     $      0.68     $      0.12
                                                          ===========     ===========     ===========

Weighted average common shares outstanding ...........      3,513,302       2,688,270       2,511,074
                                                          ===========     ===========     ===========

          See accompanying notes to consolidated financial statements.

                            AXSYS TECHNOLOGIES, INC.
                      Consolidated Statements of Cash Flows

                             (Dollars in thousands)

                                                                                              Years Ended December 31,
                                                                                         ----------------------------------
                                                                                           1997         1996         1995
                                                                                         --------     --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ........................................................................    $  5,134     $  2,682     $    884
  Adjustments to reconcile net income to cash
    provided by (used in) operating activities:
      Extraordinary items, net of taxes .............................................         109          173           --
      Loss on disposal of discontinued operations, net of taxes .....................         244           --           --
      Realization of net operating loss carryforward ................................       3,093        1,435          519
      Depreciation and amortization .................................................       3,494        2,722        1,622
      (Increase) decrease in accounts receivable ....................................      (3,400)          13          768
      Increase in inventories .......................................................      (3,631)        (831)      (2,017)
      Decrease (increase) in other current assets ...................................         119          166         (183)
      Increase (decrease) in accounts payable, accrued expenses and other liabilities       4,159       (2,564)      (1,324)
      Decrease in other long-term liabilities .......................................        (409)        (404)        (882)
      Other-net .....................................................................         139       (1,411)        (343)
                                                                                         --------     --------     --------
          NET CASH PROVIDED BY (USED IN)
            OPERATING ACTIVITIES ....................................................       9,051        1,981         (956)
                                                                                         --------     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ..............................................................      (3,192)      (1,878)      (1,026)
  Proceeds from sale of assets ......................................................          --       11,532        2,896
  Acquisition of businesses, net of cash acquired ...................................      (7,335)      (7,611)          --
                                                                                         --------     --------     --------
          NET CASH (USED IN) PROVIDED BY
            INVESTING ACTIVITIES ....................................................     (10,527)       2,043        1,870
                                                                                         --------     --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings ..........................................................       7,000       31,300           --
  Net repayment of borrowings .......................................................     (25,522)     (32,304)        (850)
  Net proceeds from common stock offering ...........................................      19,521           --           --
  Other .............................................................................      (1,639)        (420)          --
                                                                                         --------     --------     --------
          NET CASH USED IN FINANCING ACTIVITIES .....................................        (640)      (1,424)        (850)
                                                                                         --------     --------     --------
          NET (DECREASE)  INCREASE IN CASH ..........................................      (2,116)       2,600           64

CASH AT BEGINNING OF YEAR ...........................................................       2,691           91           27
                                                                                         --------     --------     --------
CASH AT END OF YEAR .................................................................    $    575     $  2,691     $     91
                                                                                         ========     ========     ========

          See accompanying notes to consolidated financial statements.

                            AXSYS TECHNOLOGIES, INC.
                 Consolidated Statements of Shareholders' Equity

                  (Dollars in thousands, except per share data)

                                                  Preferred Stock              Common Stock          Capital       Retained
                                              -----------------------     ----------------------    In Excess      Earnings
                                                Shares        Amount        Shares       Amount      of Par       (Deficit)
                                              ---------     ---------     ---------    ---------    ---------     ---------
Balance at December 31, 1994 .............      672,344     $       7     2,507,602    $      25    $  14,082     $    (845)
                                              ---------     ---------     ---------    ---------    ---------     ---------
  Net Income .............................           --            --            --           --           --           884
  Dividends ..............................      109,298             1            --           --          573          (574)
  Transfer to Capital in Excess of Par (a)           --            --            --           --         (535)          535
  Contribution to 401(k) plan ............           --            --        11,619           --           67            --
  Realization of net operating loss
  carryforward ...........................           --            --            --           --          519            --
  Other ..................................           --            --         1,600           --            6            --
                                              ---------     ---------     ---------    ---------    ---------     ---------
Balance at December 31, 1995 .............      781,642             8     2,520,821           25       14,712            --
                                              ---------     ---------     ---------    ---------    ---------     ---------
  Net Income .............................           --            --            --           --           --         2,682
  Dividends ..............................       27,611            --            --           --          847          (847)
  Contribution to 401(k) plan ............           --            --        47,671            1          311            --
  Realization of net operating loss
  carryforward ...........................           --            --            --           --        1,345            --
  Odd-lot redemption .....................      (70,372)           (1)           --           --         (420)           --
  Issuance of warrants to purchase
  Common Stock ...........................           --            --            --           --          500            --
  Other ..................................           --            --           448           --            2            --
                                              ---------     ---------     ---------    ---------    ---------     ---------
Balance at December 31, 1996 .............      738,881             7     2,568,940           26       17,297         1,835
                                              ---------     ---------     ---------    ---------    ---------     ---------
  Net Income .............................           --            --            --           --           --         5,134
  Dividends ..............................           --            --            --           --          102          (102)
  Contribution to 401(k) plan ............           --            --        13,981           --          150            --
  Preferred stock exchange ...............     (538,008)           (5)      403,460            4          (66)           --
  Preferred stock redemption .............     (200,873)           (2)           --           --       (1,651)           --
  Realization of net operating loss
  carryforward ...........................           --            --            --           --        2,867            --
  Common stock issued for acquisition ....           --            --        53,000           --        2,166            --
  Common stock offering ..................           --            --     1,064,809           11       26,386            --
  Purchase of warrants ...................           --            --            --           --       (6,876)           --
  Other ..................................           --            --         9,000           --           34            --
                                              ---------     ---------     ---------    ---------    ---------     ---------
Balance at December 31, 1997 .............           --     $      --     4,113,190    $      41    $  40,409     $   6,867
                                              =========     =========     =========    =========    =========     =========

(a) Represents transfer of the excess of Preferred Stock dividends over Retained Earnings.

          See accompanying notes to consolidated financial statements.

                            AXSYS TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1997

                  (Dollars in thousands, except per share data)


Note 1 -- Summary of Significant Accounting Policies

     The accompanying consolidated financial statements include the accounts of Axsys Technologies, Inc. and its wholly-owned subsidiaries (collectively the "Company"). All material intercompany transactions and balances have been eliminated in consolidation.

     Revenue is recognized upon the shipment of product or when services are rendered.

     Inventories are priced at the lower of cost (principally first-in, first-out, or average) or market.

     Deferred financing costs are amortized ratably over the life of the corresponding debt or commitment.

     The excess of cost over net assets acquired is being amortized over periods ranging from 30 to 35 years using the straight-line method. The Company continually reviews goodwill to assess recoverability from future operations using undiscounted cash flows. Impairments would be recognized in operating results if a permanent diminution in value occurred.

     Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is provided primarily by the straight-line method using estimated lives for buildings and improvements of 20 years and for machinery and equipment using estimated useful lives ranging from 3 to 8 years.

     Certain items in the 1996 and 1995 financial statements have been reclassified to conform to the 1997 presentation.

     Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share" which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share has been computed by dividing Net Income Applicable to Common Shareholders by the weighted average number of common shares outstanding. Diluted earnings per share has been computed by dividing Net Income Applicable to Common Shareholders by the weighted average number of common shares outstanding including the dilutive effects of warrants and stock options of 232,210, 140,941 and none in 1997, 1996 and 1995, respectively. Diluted earnings per share for 1996 and 1995, as calculated under SFAS No. 128, are the same as previously reported fully diluted earnings per share.

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

                            AXSYS TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2 -- Acquisitions and Divestiture

     On May 30, 1997, the Company acquired Teletrac, Inc. ("Teletrac") for $9,926, including the issuance of 153,000 shares of Axsys Common Stock, 53,000 of which shares were issued at closing and 100,000 of which shares will be issued pursuant to a Stockholder Agreement entered into as of May 30, 1997 with certain selling shareholders and employees of Teletrac. Teletrac designs and manufactures laser-based precision measurement systems and state-of-the-art precision linear and rotary positioning servo systems for use in the electronics capital equipment market.

     On April 25, 1996, the Company acquired all of the outstanding shares of Precision Aerotech, Inc. ("PAI") for $4,728, net of cash acquired. In addition, the Company repaid $12,000 of borrowings under PAI term loans. PAI designs, manufactures and markets laser scanners, precision metal optics, high performance air bearings and precision machined parts sold predominantly in commercial markets.

     The acquisitions of Teletrac and PAI were accounted for under the purchase method of accounting and, accordingly, the results of operations of Teletrac and PAI have been included in the accompanying consolidated financial statements since the dates of their respective acquisition. The costs of the acquisitions were allocated on the basis of the fair market value of the assets acquired and liabilities assumed. The purchase price allocations for Teletrac have been completed on a preliminary basis. Management does not believe that changes in the allocation will be material. During the PAI acquisition process, the Company determined that L&S Machine Company, Inc. ("L&S"), a wholly-owned subsidiary of PAI which manufactures structural components for the aerospace industry, did not fit its long-term strategy and would be subsequently sold. As a result, L&S was accounted for as a net asset held for disposal as of the PAI acquisition date. The portion of the PAI acquisition cost allocated to this asset represented the net proceeds realized upon sale. In December 1996, the Company completed the sale of L&S for an aggregate purchase price of approximately $13,000. The price included the assumption of approximately $1,800 in long-term capitalized leases.

     Summarized below are the unaudited pro forma results of operations of the Company as if Teletrac and PAI had been acquired on January 1, 1996:

                                                          Pro Forma
                                                   Year Ended December 31,
                                                ----------------------------
                                                    1997             1996
                                                -----------      -----------
Net sales ................................      $   128,127      $   108,759
  Income from continuing operations before
  extraordinary items ....................            5,576            3,322
  Net income .............................            5,223            3,149

Basic earnings per share:
  Income from continuing operations before
  extraordinary items ....................             1.64             0.92
  Net income .............................             1.53             0.85

Diluted earnings per share:
  Income from continuing operations before
  extraordinary items ....................             1.53             0.87
  Net income .............................             1.43             0.81

                            AXSYS TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2 -- Acquisitions and Divestiture (cont'd)

     The pro forma financial information presented is not necessarily indicative of either the results of operations that would have occurred had the acquisitions of Teletrac and PAI taken place at the beginning of fiscal 1996 or the future operating results of the combined companies.

     On October 2, 1996, the Company acquired substantially all of the assets of Lockheed Martin Beryllium Corporation ("LMBC") for $2,883. LMBC's operations consisted primarily of precision machining of beryllium and other exotic material components. This acquisition has also been accounted for under the purchase method of accounting and, accordingly, the results of operations of LMBC have been included in the accompanying consolidated financial statements since the date of acquisition. The cost of the acquisition was allocated on the basis of the fair market value of the assets acquired and liabilities assumed.

Note 3 -- Shareholders' Equity

Common Stock --

     On October 15, 1997, the Company amended its Certificate of Incorporation to increase the authorized number of shares of Common Stock to 30,000,000.

     On October 21, 1997, the Company completed an underwritten public offering of 1,064,809 shares of its Common Stock at a public offering price of $27.00 per share (the "offering"). Of the approximately $26,400 of net proceeds from the offering, approximately $6,900 was used to repurchase outstanding warrants to purchase the Company's Common Stock and the remaining net proceeds to prepay a portion of the Company's outstanding bank debt.

     On July 25, 1996, the Company completed a one-for-five reverse stock split of its $0.01 par value Common Stock. The stated par value of each share was not changed from $0.01. All share and per share data presented in this report has been restated to reflect the reverse stock split.

Preferred Stock --

     The Company paid quarterly dividends on its $1.20 Cumulative Exchangeable Redeemable Preferred Stock in additional shares at an annual rate of 15% based on the shares outstanding from August 1991 through February 22, 1996. On February 22, 1996, the Company's right to pay dividends in additional shares of Preferred Stock expired. From February 22, 1996 to June 4, 1997, the Company did not declare or pay any dividends on the Preferred Stock, although they continued to accumulate.

     On February 14, 1997, the Company commenced an offer to exchange 0.75 shares of its Common Stock for each outstanding share of its Preferred Stock. On March 17, 1997, the Exchange Offer terminated and the Company accepted for exchange all shares of Preferred Stock validly tendered as of that time. Approximately 538,000 shares of Preferred Stock were exchanged for approximately 403,500 shares of Common Stock. Holders of shares of Preferred Stock accepted for exchange did not receive any separate payment in respect of dividends not paid subsequent to February 22, 1996, the last date on which dividends were paid on the Preferred Stock.

     On June 4, 1997, the Company redeemed all the remaining approximately 200,900 outstanding shares of its Preferred Stock. The redemption price was $7.70 per share, including accrued and unpaid dividends of $1.54 per share through the redemption date.

                            AXSYS TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 4 -- Long-Term Debt


                                                   1997           1996
                                                  -------        --------
     Credit Facility...........................   $ 5,067        $ 22,285
     Industrial Revenue Bonds..................     1,620           1,870
     Capital Lease Obligations.................     2,846           2,000
                                                  -------        --------
                                                    9,533          26,155
     Less current portion......................       904           2,831
                                                  -------        --------

                                                  $ 8,629        $ 23,324
                                                  =======        ========

     As of December 31, 1997, the Company had an $11,000 Credit Facility which was comprised of a revolving debt commitment expiring on April 25, 2000. Borrowings under the Credit Facility through December 31, 1997 bore interest at a fluctuating rate per annum equal to the rate of interest publicly announced by Chase Manhattan Bank, N.A. as its prime rate (the prime rate was 8.5% at December 31, 1997), plus a margin ranging from 1.75% to 2.25%, or the London Interbank Offered Rate ("LIBOR"), plus a margin ranging from 3.25% to 3.75%. A commitment fee of 0.5% is payable on any unused amount of the Credit Facility. The Credit Facility contains certain restrictive covenants which, among other things, impose limitations with respect to the incurrence of additional liens and indebtedness, mergers, consolidations and specified sale of assets and requires the Company to meet certain financial tests including minimum levels of earnings and net worth and various other financial ratios. In addition, the Credit Facility prohibits the payment of cash dividends. Borrowings under the Credit Facility are secured by substantially all of the assets of the Company and its subsidiaries. Effective January 1, 1998, the Credit Facility was amended to, among other changes, reduce the Company's borrowing rates to prime, or LIBOR plus a margin ranging from 0.75% to 1.50%, based on the Company's level of indebtedness. Had this amendment been effective as of December 31, 1997, the LIBOR margin would have been 1.0%.

     The Company had outstanding at December 31, 1997, industrial revenue bonds (the "Bonds") in the amount of $1,620 secured by its Gilford, NH manufacturing facility which has a net carrying amount of approximately $2,100. The Bonds, which bear interest at a fixed rate of 13%, are payable in 2005. The Bonds are redeemable in whole in 1998, 1999, 2000 and 2001 at a premium to the principal value of 106%, 103%, 102% and 101%, respectively. On and after December 1, 2002, the bonds are redeemable at principal value. In addition, the Company may make optional prepayments of $250 annually at principal value.

     The Company has financed the acquisition of certain machinery and equipment with capital lease obligations. As of December 31, 1997, outstanding capital lease obligations bear interest ranging from 7.75% to 12.25%.

     The Company recorded extraordinary non-cash charges, net of tax benefits, of $109 and $173 in 1997 and 1996, respectively, in connection with prepayments of indebtedness.

     Scheduled debt maturities of long-term debt obligations are $904 (1998), $948 (1999), $5,765 (2000), $296 (2001), and $1,620 (2005).

                            AXSYS TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 5 -- Balance Sheet Information

     The details of certain balance sheet accounts are as follows:

                                                         1997           1996
                                                       --------       --------
Inventories:
  Raw materials....................................    $ 10,799       $  8,033
  Work-in-process..................................      12,455         12,942
  Finished goods...................................      11,425         10,118
                                                       --------       --------
                                                         34,679         31,093
  Less reserves....................................       5,355          6,639
                                                       --------       --------
                                                       $ 29,324       $ 24,454
                                                       ========       ========

     Work-in-process inventory at December 31, 1997 and 1996 is recorded net of progress payments received from customers on uncompleted contracts of $1,064 and $1,576, respectively.

Net property, plant and equipment:
  Land.............................................    $    891       $    891
  Buildings and improvements.......................       6,721          5,994
  Machinery and equipment..........................      17,868         14,029
                                                       --------       --------
                                                         25,480         20,914
  Less accumulated depreciation and amortization...      10,406          7,458
                                                       --------       --------
                                                       $ 15,074       $ 13,456
                                                       ========       ========
Accrued expenses and other liabilities:
  Compensation and related benefits................     $ 5,504       $  3,741
  Other............................................       4,475          3,549
                                                       --------       --------
                                                        $ 9,979       $  7,290
                                                       ========       ========

Note 6 -- Income Taxes

     At December 31, 1997, the Company had net operating loss carryforwards of approximately $1,300 which expire in the years 2006 through 2009 and alternative minimum tax credit carryforwards of approximately $500. In addition, the Company had approximately $9,200 of previously unrecognized tax benefits, principally related to inventories. As the portion of the loss carryforwards and deferred tax benefits originating prior to the Company's 1991 quasi-reorganization are realized, the corresponding tax effect will be credited to Capital in Excess of Par under quasi-reorganization accounting principles rather than reducing the Provision for Income Taxes. In 1997 and 1996, $2,867 and $1,345, respectively, were credited to Capital in Excess of Par representing the utilization of such pre quasi-reorganization tax benefits to offset current year tax expense. As of December 31, 1997, $300 of the pre quasi-reorganization tax effected benefits remain unutilized. The utilization and realization of the carryforwards and future tax benefits will reduce the amount of cash taxes payable on taxable income in the future.

                            AXSYS TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 6 -- Income Taxes (cont'd)

     The provision for taxes on income from continuing operations before extraordinary items consists of:

                                                        1997       1996       1995
                                                       ------     ------     ------
Current taxes - charge in lieu of taxes and taxes:
  Federal .........................................    $3,014     $1,579     $  454
  State and local .................................       726        312        111
                                                       ------     ------     ------
                                                        3,740      1,891        565
                                                       ------     ------     ------
Deferred taxes:
  Federal .........................................      --         --         --
                                                       ------     ------     ------
                                                       $3,740     $1,891     $  565
                                                       ======     ======     ======

     The reasons for the difference between the provision for taxes and the amount computed by applying the statutory federal income tax rate to Income from Continuing Operations Before Taxes and Extraordinary Items are as follows:

                                                        1997       1996       1995
                                                       ------     ------     ------
Federal statutory rate ............................        34%        34%        34%
Computed expected tax provision ...................    $3,137     $1,614     $  493
Increase (decrease) in taxes resulting from:
  State and local taxes, net of federal tax benefit       479        206         72
  Amortization of goodwill ........................       124         71         71
  Other ...........................................      --         --          (71)
                                                       ------     ------     ------
Actual tax provision ..............................    $3,740     $1,891     $  565
                                                       ======     ======     ======

   Deferred income taxes reflect the net federal and state tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                          December 31,
                                                       -----------------
                                                        1997       1996
                                                       ------     ------
Tax net operating loss carryforwards...............    $1,007     $4,240
Inventory valuation differences....................     2,503      2,296
Percentage of completion method....................       914        543
Other, net.........................................       171        125
                                                       ------     ------
                                                        4,595      7,204
Valuation allowance................................    (4,595)    (7,204)
                                                       ------     ------
Total deferred taxes...............................    $   --     $   --
                                                       ======     ======

     The net change in the valuation allowance in 1997 and 1996 was a decrease of $2,609 and $1,917, respectively.

                            AXSYS TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 7 -- Loss on Discontinued Operations

     In September 1997, the Company was advised by its environmental consultants that the costs associated with the remediation of a previously discontinued operation site are now estimated to be higher than originally anticipated. The current estimates to remediate this site now range from approximately $600 to $1,500. Actual costs may be different than the current estimates. Based on this information, the Company increased its reserve relating to this site to approximately $600 by recording a discontinued operation charge of $400, before a tax benefit of $156.

Note 8 -- Pension Arrangements

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

     A summary of components of net periodic pension cost for the defined benefit plans and the total contribution charged to pension expense for the multi-employer plans follows:

                                                     1997      1996      1995
                                                     -----     -----     -----
Defined benefit plans:
Service cost-benefits earned during the period..     $--       $--       $--
Interest cost on projected benefit obligation...        76        71        74
Actual return on plan assets ...................       (99)      (46)      (25)
Net amortization and deferral ..................       107        26        17
                                                     -----     -----     -----
Total pension expense...........................     $  84     $  51     $  66
                                                     =====     =====     =====

     Assumptions used in accounting for the defined benefit plans as of the plans' measurement dates were:

                                                      1997      1996      1995
                                                      -----     -----     -----
Weighted-average discount rate .................       7.5%      7.5%      7.5%
Expected long-term rate of return on assets ..         6.0%      6.0%      6.0%

                            AXSYS TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 8 -- Pension Arrangements, (cont'd)

     The following table sets forth the funded status and amount recognized in the consolidated balance sheets for the Company's defined benefit pension plans:

                                                             1997       1996       1995
                                                            ------     ------     ------
Actuarial present value of benefit obligations:
Vested benefit obligation .............................     $1,090     $1,053     $1,116
                                                            ======     ======     ======

Accumulated benefit obligation ........................     $1,090     $1,053     $1,116
                                                            ======     ======     ======

Projected benefit obligation ..........................     $1,090     $1,053     $1,116
Less plan assets at fair market value .................        674        451        231
                                                            ------     ------     ------
Projected benefit obligation in excess of plan assets..        416        602        885
Unrecognized net gain .................................        215        151         98
                                                            ------     ------     ------
Net pension liability recognized in the balance sheet..     $  631     $  753     $  983
                                                            ======     ======     ======

     Unrecognized net gains and losses are amortized over the average future service lives of participants. Plan assets are invested in a managed portfolio consisting primarily of equity securities.

     The Company also sponsors 401(k) plans under which eligible employees may elect to contribute a percentage of their earnings. The Company has matched employee contributions to these plans in amounts ranging from 3% up to 5% of the employees' gross earnings over the three years ended December 31, 1997. Company matching contributions were $984 in 1997, $709 in 1996 and $325 in 1995.

Note 9 -- Supplemental Cash Flow Information

     Supplemental cash flow information for the years ended December 31, 1997, 1996 and 1995 is summarized as follows:

                                                       1997      1996      1995
                                                      ------    ------    ------

Cash paid during the year for:
  Interest.........................................   $2,554    $2,586    $1,989
  Income tax payments..............................      315       441        52

Noncash investing activities:
  Equipment acquired under capital leases..........   $1,726    $  786    $   --
  Common stock issued for acquisition .............    2,166        --        --

                            AXSYS TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 10 -- Stock Options and Warrants

Stock Options-

     The Company's Long-Term Stock Incentive Plan (the "Plan") was approved by shareholders in 1991. Shareholders approved an amendment to and restatement of the Plan in October 1997, which, among other things, increased the number of shares of Common Stock authorized for grant from 79,400 to 400,000. The Plan is administered by the Stock Incentive Plan Committee of the Board of Directors (the "Committee"). The Committee selects participants from among those executives and other employees of the Company and its subsidiaries who materially contribute to the success of the Company and determines the amounts, times, forms, terms and conditions of grants. Grants may be in the form of options to purchase shares of Common Stock, stock appreciation rights, restricted stock and performance units (collectively, "Stock Incentives"). Each Stock Incentive is exercisable upon vesting.

     A summary of Plan transactions are presented in the table below:

                                                                     Weighted
                                                    Stock             Average
                                                   Options        Exercise Price
                                                  --------            ------
Outstanding at December 31, 1995 ..........         38,600            $ 3.88
                                                  --------            ------
Outstanding at December 31, 1996 ..........         38,600            $ 3.88
                                                  --------            ------
    Granted ...............................        169,000             25.59
    Forfeited .............................         (3,500)            13.71
    Exercised .............................         (9,000)             3.75
                                                  --------            ------
Outstanding at December 31, 1997 ..........        195,100            $22.52
                                                  ========            ======
Exercisable at December 31, 1997 ..........         26,560            $ 5.56
                                                  ========            ======

     The following table summarizes information about stock options outstanding at December 31, 1997:

                                               Options Outstanding                      Options Exercisable
                                  ---------------------------------------------       -----------------------
                                                     Weighted          Weighted                      Weighted
                                                     Average            Average                       Average
Range of                          Number of        Remaining           Exercise       Number of      Exercise
Exercise Prices                    Options       Contractual Life       Price          Options        Price
---------------                   ---------      ----------------      --------       ---------      --------
$ 3.75 to $ 4.15                    27,600            3 Years           $ 3.93         22,560         $ 3.88
$15.00 to $17.75                    21,000            7 Years            15.67          4,000          15.00
$27.00                             146,500           10 Years            27.00           --             --
-------------------------------------------------------------------------------------------------------------

$ 3.75 to $27.00                   195,100            9 Years           $22.52         26,560         $ 5.56
-------------------------------------------------------------------------------------------------------------

                            AXSYS TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 10 -- Stock Options and Warrants (cont'd)

     The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for grants under the Plan. Pro forma information regarding net income and net income per share is required by SFAS No. 123 for awards granted in fiscal years beginning after December 15, 1994 as if the Company had accounted for such awards under the fair value method. Had compensation cost for the Company's Stock-Incentive grants in 1997 been determined using the fair value method, the Company would have reported the following results:

                                                                   1997
                                                                  -------
     Pro forma income from continuing operations before
     extraordinary items ....................................     $ 5,359
     Pro forma net income ...................................       5,006

     Pro forma basic earnings per share:
       Income from continuing operations before
       extraordinary items ..................................        1.60
       Net Income ...........................................        1.49

     Pro forma diluted earnings per share:
       Income from continuing operations before
       extraordinary items ..................................        1.50
       Net Income ...........................................        1.40

     There were no Stock Incentives granted to employees in 1996 and 1995 and, accordingly, no pro forma disclosure is provided. The fair value of each option granted in 1997 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 50%; risk-free interest rate of 5.8%; expected lives of 6 years; and, no dividend yield. Using this model, the weighted average fair value of options granted during 1997 is $13.11. For pro forma purposes, the estimated fair value of the Company's Stock Incentive awards to employees is amortized over the options' vesting period which, for the 1997 awards, is generally five years. Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its Stock Incentive awards to employees.

Warrants--

     At December 31, 1996, a warrant to acquire up to 133,263 shares of Common Stock at an exercise price of $.05 per share and warrants to acquire up to 175,278 shares of Common Stock at an exercise price of $6.25 per share, were outstanding. These warrants were purchased in conjunction with the Company's public offering on October 21, 1997 (see Note 3). At December 31, 1997, there were no warrants outstanding.

                            AXSYS TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 11 -- Commitments and Contingencies

     Future minimum payments under noncancellable operating leases (exclusive of property expenses and net of sublease rental income), as of December 31, 1997, are as follows:

     1998......................................................    $1,759
     1999 .....................................................     1,567
     2000 .....................................................       324
     2001 .....................................................       172
     2002 .....................................................       159
     2003 and thereafter ......................................       246
                                                                   ------
                                                                   $4,227
                                                                   ======

     Rent expense under such leases, net of sublease rental income, amounted to $1,721, $1,589 and, $1,539 in 1997, 1996 and 1995, respectively.

     In February 1990, the Company sold and leased back its San Diego, California facility under an operating lease. The Company has a deferred gain as of December 31, 1997 on this transaction of $255, which is being amortized to income over the ten year lease term as a reduction of annual rent expense.

     The Company has various lawsuits, claims, commitments and contingent liabilities arising from the ordinary conduct of its business; however, they are not expected to have a material adverse effect on the Company's financial position or results of operations.

                            AXSYS TECHNOLOGIES, INC.

                  SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

                             (Dollars in thousands)

----------------------------------------------------------------------------------------------------------
COL. A                              COL. B         COL. C         COL. D        COL. E           COL. F
----------------------------------------------------------------------------------------------------------
                                                         Additions
                                                 -------------------------
                                  Balance at    Charged to      Charged to
                                  Beginning      Costs and         Other                      Balance at
     Classification               of Period       Expenses        Accounts    Deductions     End of Period
     --------------               ----------     ----------     ----------    ----------     -------------
Allowance for doubtful accounts

Year ended December 31, 1997:        $385           $166          $  4(a)       $210(b)           $345
Year ended December 31, 1996:        $233           $ 93          $100(a)       $ 41(b)           $385
Year ended December 31, 1995:        $345           $106                        $218(b)           $233

----------
(a) Includes $4, in 1997, and $100, in 1996, associated with the acquisition of businesses.
(b)  Uncollectible accounts written off, net of recoveries.

                                  EXHIBIT INDEX

Exhibit
 Number                             Description
 ------                             -----------
3(1) Certificate of Incorporation of the Company (filed as Exhibit 1 to the Company's Form 8-A, dated August 8, 1991 (the "Form 8-A") and incorporated herein by reference).

3(2) Amendment to Certificate of Incorporation (filed as Exhibit 3 to the Company's Form 10-QA-1, dated December 20, 1996, for the fiscal quarter ended September 30, 1996 (the "September 30, 1996 Form 10-Q") and incorporated herein by reference).

3(3) Amendment to Certificate of Incorporation (filed as Exhibit 3(i) to the Company's Form 8-K, dated December 23, 1996 (the "December 23, 1996 Form 8-K") and incorporated herein by reference).

3(4) Restated Certificate of Incorporation of the Company (filed as Exhibit 3(4) to the Company's Form S-1/A, dated October 17, 1997 (the "Form S-1") and incorporated herein by reference).

3(5) By-Laws of the Company (filed as Exhibit 2 to the Form 8-A and incorporated herein by reference).

4(1) Stockholder Agreement, (filed as Exhibit 4(6) to the Form S-1 and incorporated herein by reference) dated as of May 30, 1997, by and between the Company and David Barker, Richard Howitt, William Hurst, William Kingsbury and Barton Norton.

10(1) Indenture of Trust by and between the Industrial Development Authority of the State of New Hampshire and Laconia Peoples National Bank and Trust Company for $3,000,000 principal amount of Industrial Development Authority of the State of New Hampshire Floating Rate Monthly Demand Industry Facility Bonds (filed as Exhibit 10(18) to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1985, (the "1985 Form 10-K") and incorporated herein by reference).

10(2) Loan Agreement by and among the Industrial Development Authority of the State of New Hampshire, the Company and V Land Corporation for $3,000,000 principal amount of Industrial Development Authority of the State of New Hampshire Floating Rate Monthly Demand Industry Facility Bonds (filed as Exhibit 10(19) to the 1985 Form 10-K and incorporated herein by reference).

Exhibit
 Number                             Description
 ------                             -----------
10(3) Credit Agreement, dated April 25, 1996, between the Company, various banks named therein and Banque Paribas, as Agent (filed as Exhibit 10(1) to the Company's Form 8-K, dated May 7, 1996 (the "May 7, 1996 Form 8-K") and incorporated herein by reference).

10(4) Security Agreement, dated April 25, 1996, between the Company, various subsidiaries of the Company and Banque Paribas, as Collateral Agent (filed as Exhibit 10.2 to the May 7, 1996 Form 8-K and incorporated herein by reference).

10(5) Pledge Agreement, dated April 25, 1996, between the Company, various subsidiaries of the Company and Banque Paribas as Collateral Agent (filed as Exhibit 10.3 to the May 7, 1996 Form 8-K and incorporated herein by reference).

10(6) Subsidiaries Guaranty, dated April 25, 1996, by various subsidiaries of the Company (filed as Exhibit 10.4 to the May 7, 1996 Form 8-K and incorporated herein by reference).

10(7) First Amendment to Credit Agreement (filed as Exhibit 10 to the September 30, 1996 Form 10-Q and incorporated herein by reference).

10(8) Second Amendment to Credit Agreement (filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997 (the "June 30, 1997 Form 10-Q") and incorporated herein by reference).

10(9) Third Amendment to Credit Agreement (filed as Exhibit 10 to the June 30, 1997 Form 10-Q and incorporated herein by reference).

10(10) Fourth Amendment to Credit Agreement (filed as Exhibit 10(10) to the Form S-1 and incorporated herein by reference).

10(11) Stock Purchase Agreement by and between the Company, Teletrac, Inc. and David Barker, Richard Howitt, William Hurst, William Kingsbury, Barton Norton, John Van Dyke and Mary Erdahl (filed as Exhibit 2 to the Company's Form 8-K, dated May 30, 1997 and incorporated herein by reference).

10(12) Agreement and Plan of Merger, dated as of February 16, 1996, between the Company, PA Acquisition Corporation and Precision Aerotech, Inc. (filed as Exhibit 10(40) to Company's Form 10-K for the fiscal year-ended December 31, 1995 and incorporated herein by reference).

Exhibit
 Number                             Description
 ------                             -----------
10(13) Stock Purchase Agreement, dated as of November 26, 1996, as amended December 11, 1996, between the Company, Precision Aerotech, Inc., Tru-Circle Corporation and Tru-Circle Manufacturing, Inc. (filed as
          Exhibit 2 to the December 23, 1996 Form 8-K and incorporated herein by reference).

10(14) Form of Indemnification Agreement (filed as Exhibit 10(16) to the Company's Form 10-K for the fiscal year ended December 30, 1990 (the "1990 Form 10-K") and incorporated herein by reference).

10(15)    Severance  Agreement  between the Company and Mr. Kunzmann dated as of
          June  10,  1996  (filed  as  Exhibit   10(15)  to  the  Form  S-1  and
          incorporated herein by reference).

10(16) Severance Agreement between the Company and Mr. Stern dated as of June 10, 1996 (filed as Exhibit 10(16) to the Form S-1 and incorporated herein by reference).

10(17)    Vernitron  Corporation  Long-Term Stock Incentive Plan  (superseded by
          Exhibit 10(26) (filed as Exhibit 10(17) to the Form S-1 and incorporated herein by reference).

10(18) Employment Agreement between Richard Howitt and Teletrac, dated as of May 30, 1997 (filed as Exhibit 10(18) to the Form S-1and incorporated herein by reference).

10(19) Non-Competition Agreement between Richard Howitt and the Company, dated as of May 30, 1997 (filed as Exhibit 10(19) to the Form S-1 and incorporated herein by reference).

10(20) Form of Stock Option Agreement, dated as of September 30, 1991 (filed as Exhibit 10(17) to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1991 and incorporated herein by reference).

10(21)    Teletrac,  Inc.  Management  Incentive  Compensation  Plan  (filed  as
          Exhibit 10(21) to the Form S-1 and incorporated herein by reference).

10(22) Summary of Annual Incentive Plan (filed as Exhibit 10(22) to the Form S-1 and incorporated herein by reference).

10(23) Supplemental Revenue Growth Incentive Plan (filed as Exhibit 10(23) to the Form S-1 and incorporated herein by reference).

10(24) Assumption Agreement, dated as of May 30, 1997, made by Teletrac, Inc. (filed as Exhibit 10(24) to the Form S-1 and incorporated herein by reference).

Exhibit
 Number                             Description
 ------                             -----------
10(25) Fifth Amendment to Credit Agreement (filed as Exhibit 10(25) to the Form S-1 and incorporated herein by reference).

10(26)    Axsys  Technologies,  Inc.  Long-Term  Stock  Incentive Plan (filed as
          Exhibit C to the Company's Proxy Statement dated September 23, 1997 and incorporated herein by reference).

10(27)    Sixth Amendment to Credit Agreement.

21        Subsidiaries of the Registrant.

23        Consent of Arthur Andersen LLP.

27        Financial Data Schedule.