Form 10-Q
period 1998-03-31
AXSYS TECHNOLOGIES INC
filed 1998-05-15
CIK 206030

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549




                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1998

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

       Registrant's telephone number, including area code: (201) 871-1500

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

4,122,767 shares of Common Stock, $.01 par value, were outstanding as of May 5, 1998.

                            AXSYS TECHNOLOGIES, INC.
                                      INDEX



                                                                      Page
                                                                      ----

PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements (Unaudited):

  Condensed Consolidated Statements of Operations--
   Three Months Ended March 31, 1998 and 1997                            3

  Condensed Consolidated Balance Sheets--
   March 31, 1998 and December 31, 1997                                  4

  Condensed Consolidated Statements of Cash Flows--
   Three Months Ended March 31, 1998 and 1997                            5

  Notes to Condensed Consolidated Financial Statements                   6


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            10


Item 3.  Quantitative and Qualitative Disclosures
         about Market Risk                                              12


PART II.  OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K                               13

SIGNATURES                                                              13
----------

                            AXSYS TECHNOLOGIES, INC.
                Condensed Consolidated Statements of Operations
            (Unaudited, dollars in thousands, except per share data)


                                                Three Months Ended March 31,
                                               -----------------------------
                                                  1998                1997
                                               ----------         ----------

NET SALES                                      $   33,595             27,602
                                               ----------         ----------
Cost of sales                                      24,320             20,402
Selling, general and administrative expenses        6,293              4,899
Amortization of intangible assets                     119                 52
                                               ----------         ----------
OPERATING INCOME                                    2,863              2,249

Interest expense                                      258                655
Other expense                                           5                 11
                                               ----------         ----------
INCOME BEFORE TAXES                                 2,600              1,583

Provision for income taxes                          1,063                638
                                               ----------         ----------
NET INCOME                                          1,537                945

Preferred stock dividends                              --                 60
                                               ----------         ----------
NET INCOME APPLICABLE TO COMMON SHAREHOLDERS   $    1,537         $      885
                                               ----------         ----------
                                               ----------         ----------

BASIC EARNINGS PER SHARE                       $     0.36         $     0.30
                                               ----------         ----------
                                               ----------         ----------
Weighted average common shares outstanding      4,215,976          2,982,653
                                               ----------         ----------
                                               ----------         ----------

DILUTED EARNINGS PER SHARE                     $     0.36         $     0.27
                                               ----------         ----------
                                               ----------         ----------
Weighted average common shares outstanding      4,262,698          3,240,221
                                               ----------         ----------
                                               ----------         ----------


     See accompanying notes to condensed consolidated financial statements.

                            AXSYS TECHNOLOGIES, INC.
                      Condensed Consolidated Balance Sheets
                 (Dollars in thousands, except per share data)



                                                                March 31,     December 31,
                                                                   1998          1997
                                                              ------------    ------------
                                                               (Unaudited)
                                     ASSETS
CURRENT ASSETS:

Cash                                                              $   288      $   575
Accounts receivable--net                                           19,653       18,643
Inventories--net                                                   30,954       29,324
Other current assets                                                1,266        1,011
                                                                  -------      -------
TOTAL CURRENT ASSETS                                               52,161       49,553

PROPERTY, PLANT AND EQUIPMENT--net                                 16,066       15,074

EXCESS OF COST OVER NET ASSETS ACQUIRED--net                       13,823       13,942

OTHER ASSETS                                                          334          430
                                                                  -------      -------
TOTAL ASSETS                                                      $82,384      $78,999
                                                                  -------      -------
                                                                  -------      -------
                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts payable                                                  $10,065      $ 9,631
Accrued expenses and other liabilities                             10,006        9,979
Current portion of long-term debt and capital lease obligations       900          904
                                                                  -------      -------
  TOTAL CURRENT LIABILITIES                                        20,971       20,514

LONG-TERM DEBT & CAPITAL LEASES, less current portion               9,885        8,629

OTHER LONG-TERM LIABILITIES                                         2,375        2,284

DEFERRED INCOME                                                       222          255

SHAREHOLDERS' EQUITY:
Preferred Stock, none issued and outstanding at March 31, 1998
  and December 31, 1997                                                --           --
Common Stock, issued and outstanding 4,118,767 shares at
  March 31, 1998 and 4,113,190 shares at December 31, 1997             41           41
Capital in Excess of Par                                           40,486       40,409
Retained Earnings                                                   8,404        6,867
                                                                  -------      -------
  TOTAL SHAREHOLDERS' EQUITY                                       48,931       47,317
                                                                  -------      -------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $82,384      $78,999
                                                                  -------      -------
                                                                  -------      -------

See accompanying notes to condensed consolidated financial statements.

                            AXSYS TECHNOLOGIES, INC.
                Condensed Consolidated Statements of Cash Flows
                       (Unaudited, dollars in thousands)

                                                               Three Months
                                                              Ended March 31,
                                                            --------------------
                                                              1998         1997
                                                            --------     --------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                  $ 1,537      $   945
Adjustments to reconcile net income to cash provided by
 (used in) operating activities:
Realization of net operating loss carryforward                   58          542
Depreciation and amortization                                   989          751
Increase in current assets, other than cash                  (2,895)      (3,146)
Increase in current liabilities                                 461        1,619
Other--net                                                      154           53
                                                            -------      -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                       304          764
                                                            -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                        (1,787)        (462)
                                                            -------      -------
  NET CASH USED IN INVESTING ACTIVITIES                      (1,787)        (462)
                                                            -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from borrowings                                  1,400         --
Net repayment of borrowings                                    (223)      (2,447)
Other                                                            19         --
                                                            -------      -------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           1,196       (2,447)
                                                            -------      -------

NET DECREASE IN CASH                                           (287)      (2,145)

CASH AT BEGINNING OF PERIOD                                     575        2,691
                                                            -------      -------
CASH AT END OF PERIOD                                       $   288      $   546
                                                            -------      -------
                                                            -------      -------

Supplemental Cash Flow Information:
  Cash paid (refunded) for:
    Interest                                                $   161      $   484
    Income Tax                                                  194          (16)

Non-Cash Investing and Financing Activities:
  Equipment acquired under capital lease                    $    75      $   598



     See accompanying notes to condensed consolidated financial statements.

                            AXSYS TECHNOLOGIES, INC.
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                  (Dollars in thousands, except per share data)


Note 1 - Basis of Presentation
------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. Operating results for the three month period ended March 31, 1998 are not indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Certain reclassifications have been made to previously reported financial statements to conform to current classifications.

Note 2 - Earnings per Share
---------------------------

Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share" which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share has been computed by dividing Net Income Applicable to Common Shareholders by the weighted average number of common shares outstanding. Diluted earnings per share has been computed by dividing Net Income Applicable to Common Shareholders by the weighted average number of common shares outstanding including the dilutive effects of warrants and stock options. Diluted earnings per share for 1997, as calculated under SFAS No. 128, is the same as previously reported fully diluted earnings per share.

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

The acquisition of Teletrac was accounted for under the purchase method of accounting and, accordingly, the results of operations of Teletrac have been included in the accompanying consolidated financial statements since the date of its acquisition. The cost of the acquisition was allocated on the basis of the fair market value of the assets acquired and liabilities assumed. The purchase price allocations for Teletrac have been completed on a preliminary basis. Management does not believe that changes in the allocation will be material.



Summarized below are the unaudited pro forma results of operations of the Company as if Teletrac had been acquired on January 1, 1997:



                                           Pro Forma
                               Three Months Ended March 31, 1997
                               ---------------------------------

Net sales                                $   29,600

Net income                                      975

Basic earnings per share                       0.29
Diluted earnings per share                     0.27


                            AXSYS TECHNOLOGIES, INC.
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                  (Dollars in thousands, except per share data)


The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisition of Teletrac taken place at the beginning of 1997 or the future operating results of the combined companies.

Note 4 - Inventories
--------------------

Inventories have been determined generally by lower of cost (first-in, first-out or average) or market. Inventories consist of:


                           March 31,    December 31,
                             1998           1997
                         ------------   ------------


Raw materials            $      9,763   $     10,799
Work-in-process                14,513         12,455
Finished goods                 11,602         11,425
                         ------------   ------------
                               35,878         34,679
Less reserves                   4,924          5,355
                         ------------   ------------
                         $     30,954   $     29,324
                         ------------   ------------
                         ------------   ------------


Note 5--Shareholders' Equity
-----------------------------

Common Stock--

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

Preferred Stock--

The Company paid quarterly dividends on its $1.20 Cumulative Redeemable Preferred Stock in additional shares at an annual rate of 15% based on the shares outstanding from August 1991 through February 22, 1996. On February 22, 1996, the Company's right to pay dividends in additional shares of Preferred Stock expired. From February 22, 1996 to June 4, 1997, the Company did not declare or pay any dividends on the Preferred Stock, although they continued to accumulate.

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

                            AXSYS TECHNOLOGIES, INC.
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                  (Dollars in thousands, except per share data)


Note 6--Segment Data
---------------------

Effective January 1, 1998, the Company adopted SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information" which requires disclosure of information on the segments of a business based on the way management organizes the segments of its business for making operating decisions and assessing performance. The Company classifies its businesses under two major groups each of which has two segments. The Precision Systems Group ("PSG") is comprised of the Precision Systems and Sensor Systems segments, and the Industrial Components Group ("ICG") is comprised of the Precision Ball Bearings and Electronic Interconnect Products segments. Within the PSG, the Precision Systems segment designs and manufactures micro-positioning and precision optical components and systems primarily for defense, space, electronics capital equipment and digital imaging applications. The Sensor Systems segment designs and manufactures position sensor devices such as potentiometers, pressure transducers and encoders primarily for defense and industrial automation applications. Within the ICG, the Precision Ball Bearings segment distributes and services precision miniature ball bearings. The Electronic Interconnect Products segment designs and manufactures interconnect devices, barrier terminal blocks, and connectors. The products of both the ICG segments are used in a variety of commercial and industrial applications.

The following tables present financial data for each of the Company's segments.

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                       1998              1997
                                                    ----------        ----------
Net sales:
 Precision Systems ..............................     $ 19,407          $ 15,024
 Sensor Systems .................................        1,862             1,693
 Intersegment eliminations ......................         (165)              (99)
                                                      --------          --------
  Total PSG .....................................       21,104            16,618
                                                      --------          --------

  Precision Ball Bearings .......................        7,263             6,632
  Electronic Interconnect Products ..............        5,228             4,352
                                                      --------          --------
  Total ICG .....................................       12,491            10,984
                                                      --------          --------
  Total sales ...................................     $ 33,595          $ 27,602
                                                      --------          --------
                                                      --------          --------
Earnings before amortization, interest and taxes:
  Precision Systems .............................     $  2,074          $  1,731
  Sensor Systems ................................          (16)             (139)
                                                      --------          --------
  Total PSG .....................................        2,058             1,592
                                                      --------          --------
  Precision Ball Bearings .......................          979               958
  Electronic Interconnect Products ..............          938               801
                                                      --------          --------
  Total ICG .....................................        1,917             1,759

Non-allocated expenses ..........................       (1,375)           (1,768)
                                                      --------          --------
  Income before taxes ...........................     $  2,600          $  1,583
                                                      --------          --------
                                                      --------          --------

                            AXSYS TECHNOLOGIES, INC.
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                  (Dollars in thousands, except per share data)



                                     March 31,  December 31,
                                      1998          1997
                                   ------------ ------------

Identifiable assets:
 Precision Systems .............     $39,504     $37,135
 Sensor Systems ................       6,418       6,092
                                     -------     -------
  Total PSG ....................      45,922      43,227
                                     -------     -------
 Precision Ball Bearings .......      12,847      12,475

 Electronic Interconnect Products      9,483       8,679
                                     -------     -------
  Total ICG ....................      22,330      21,154

Non-allocated assets ...........      14,132      14,618
                                     -------     -------
  Total assets .................     $82,384     $78,999
                                     -------     -------
                                     -------     -------

Included in non-allocated expenses are the following: general corporate expense, interest expense, amortization of goodwill and other income and expense. Identifiable assets by segment consist of those assets that are used in the segments' operations. Non-allocated assets are comprised primarily of goodwill.

Note 7--Other Information
-------------------------


                                              March 31,   December 31,
                                                1998         1997
                                               -------     -------
Allowance for doubtful accounts ..........     $   374     $   345
                                               -------     -------
                                               -------     -------
Accumulated depreciation and amortization
of property, plant and equipment .........     $11,276     $10,406
                                               -------     -------
                                               -------     -------
Accumulated amortization of excess of cost
over net assets acquired .................     $ 1,527     $ 1,408
                                               -------     -------
                                               -------     -------

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth certain financial data as a percentage of net sales for the three months ended March 31, 1998 and 1997. The Company acquired the stock of Teletrac Inc. ("Teletrac") on May 30, 1997. This acquisition, which is part of the Precision Systems segment, has been accounted for under the purchase method of accounting. Accordingly, the results of the continuing operations of Teletrac have been included in the Company's Condensed Consolidated Statements of Operations since the date of acquisition.


                                                      Three Months Ended March 31,
                                                      ----------------------------
                                                            1998        1997
                                                         ----------  ----------
Net sales:
Precision Systems ..................................        57.8 %     54.4 %
Sensor Systems .....................................         5.5        6.1
Intersegment eliminations ..........................        (0.5)      (0.3)
                                                           -----      ------
  Total PSG ........................................        62.8       60.2
                                                           -----      ------
Precision Ball Bearings ............................        21.6       24.0
Electronic Interconnect Products ...................        15.6       15.8
                                                           -----      ------
  Total ICG ........................................        37.2       39.8
                                                           -----      ------
   Total Company ...................................       100.0      100.0
                                                           -----      ------
Cost of sales ......................................        72.4       73.9
                                                           -----      ------
Gross profit .......................................        27.6       26.1
                                                           -----      ------
Operating expenses:
 Selling, general and administrative expenses ......        18.7       17.8
 Amortization of intangible assets .................         0.4        0.2
                                                           -----      ------
                                                            19.1       18.0
                                                           -----      ------
Operating income ...................................         8.5        8.1
 Interest expense ..................................         0.7        2.4
 Other expense .....................................          --         --
                                                           -----      ------
Income before taxes ................................         7.8        5.7
 Provision for income taxes ........................         3.2        2.3
                                                           -----      ------
Net income .........................................         4.6 %      3.4 %
                                                           -----      ------
                                                           -----      ------
Gross profit (as a percentage of related net sales):
 PSG ...............................................        25.6 %     22.5  %
 ICG ...............................................        31.0       31.5

Comparison of the Three Months Ended March 31, 1998 and March 31, 1997

Net sales. Net sales increased by 21.7%, or $6.0 million, from $27.6 million in the three months ended March 31, 1997 to $33.6 million in the same period of 1998. The PSG's sales increased by 27.0% , or $4.5 million, from $16.6 million in 1997 to $21.1 million in 1998. Of this $4.5 million increase, approximately $2.0 million was attributable to the acquisition of Teletrac. The remaining $2.5 million increase was the result of internal growth primarily in the defense, electronics capital equipment and digital imaging markets. The ICG's sales increased by 13.7%, or $1.5 million, from $11.0 million in 1997 to $12.5 million in 1998. Sales of electronic interconnect products grew 20.1% over the prior year as a result of the introduction and continuing acceptance of new product offerings, market share gains as a result of strong customer service and the timing of certain orders. Sales of precision ball bearings were up 9.5% over the prior year, representing a broad based increase to both distribution and original equipment manufacturers.

Gross profit. The Company's gross profit increased by 28.8%, or $2.1 million, from $7.2 million in 1997 to $9.3 million in 1998. Gross profit margin increased from 26.1% of net sales in 1997 to 27.6% in 1998. The gross margin for the PSG increased from 22.5% of net sales in 1997 to 25.6% in 1998 and, for the ICG, decreased from 31.5% of net sales in 1997 to 31.0% in 1998. Overall, the improvement in gross margin was primarily due to the addition of higher margin revenue from the acquisition of Teletrac and production efficiencies.

Selling, general and administrative expenses. SG&A expenses increased by 28.4% , or $1.4 million, from $4.9 million in 1997 to $6.3 million in 1998. As a percentage of net sales, SG&A increased from 17.8% in 1997 to 18.7% in 1998. The increase in SG&A expenses in absolute dollars was primarily due to the acquisition of Teletrac. The increase in SG&A expenses as a percentage of net sales was primarily due to higher incentive expense related to a three year performance plan established for the former owners, and now employee managers, of Teletrac.

Interest expense. Interest expense decreased by 60.6%, or $397,000, from $655,000 in 1997 to $258,000 in 1998. The decrease in interest expense was primarily due to lower average borrowings during 1998 resulting from the Company's stock offering in late October of 1997 which generated net proceeds of approximately $19.5 million.

Taxes. The Company's effective tax rate, increased from 40.3% in 1997 to 40.9% in 1998, primarily due to the increase in non-deductible goodwill amortization related to the acquisition of Teletrac.

Preferred stock dividends. Preferred Stock dividends decreased 100%, or $60,000, to none in 1998. The decrease in Preferred Stock dividends was due to the Company's exchange of Preferred Stock for Common Stock and subsequent redemption of remaining Preferred Stock during 1997 (see Note 5 to the Condensed Consolidated Financial Statements). As a result of such redemption, there is no Preferred Stock outstanding and there are no accrued and unpaid dividends.

Backlog

A substantial portion of the Company's business is of a build-to-order nature requiring various engineering, manufacturing, testing and other processes to be performed prior to shipment. As a result, the Company generally has a significant backlog of orders to be shipped. The Company's backlog of orders increased by 0.2% or $0.1 million, from $55.4 million at December 31, 1997 to $55.5 million at March 31, 1998. The Company believes that a substantial portion of the backlog of orders at March 31, 1998 will be shipped over the next twelve months.

Liquidity and Capital Resources

The Company funds its operations primarily from cash flow generated by operations and, to a lesser extent, from borrowings under its credit facility and through capital lease transactions.

Net cash provided by operations for the three months ended March 31, 1998 and 1997 was $0.3 million and $0.8 million, respectively. Cash provided from operations decreased in 1998 compared to 1997 primarily due to the payment of amounts earned in 1997 under the Teletrac performance plan (see "Selling, General and Administrative Expenses") and the timing of other incentive payments. These decreases were partially offset by an increase in net income as adjusted for the realization of tax loss carryforwards and non-cash amortization and depreciation. At December 31, 1997, the Company had approximately $1.3 million of net operating losses and $0.5 million of tax credits available to reduce future taxable income.

The Company's working capital was $31.2 million and $29.0 million on March 31, 1998 and December 31, 1997, respectively.

Net cash used in investing activities for the three months ended March 31, 1998 and 1997 was $1.8 million and $0.5 million, respectively. This $1.3 million increase was due to higher capital expenditures primarily on machinery and equipment to expand or improve on capabilities and to lower operating costs.

The Company had no material commitments for capital expenditures as of March 31, 1998.

The Company has an $11.0 million senior secured credit facility comprised of a revolving debt commitment expiring on April 25, 2000 (the "Credit Facility"), of which $6.5 million was outstanding as of March 31, 1998. The Credit Facility contains restrictive covenants which, among other things, impose limitations with respect to the incurrence of additional liens and indebtedness, mergers, consolidations and specified sale of assets and requires the Company to meet certain financial tests including minimum levels of earnings and net worth and various other financial ratios. In addition, the Credit Facility prohibits the payment of cash dividends. The Company believes that the remaining availability under the Credit Facility and cash generated from operations will be sufficient to meet its future capital expenditure and working capital requirements for at least the next 12 months.


Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable as of March 31, 1998.

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

a)    Exhibits:

        Exhibit 27:  Financial Data Schedule (For SEC use only).

b)    Reports on Form 8-K

        None during the quarter ended March 31, 1998.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated this 13th day of May, 1998.



Date: May 13, 1998      XSYS TECHNOLOGIES, INC.



                        By:   /s/ Stephen W. Bershad
                            ----------------------
                            Stephen W. Bershad
                            Chairman of the Board and Chief Executive Officer


                        By:   /s/ Raymond F. Kunzmann
                            ----------------------
                            Raymond F. Kunzmann
                            Vice President--Finance and Chief Financial Officer