Form 10-Q
period 1998-06-30
AXSYS TECHNOLOGIES INC
filed 1998-08-06
CIK 206030

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 1998

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

                                                   Yes   X    No

4,122,767 shares of Common Stock, $.01 par value, were outstanding as of August 3, 1998.


--------------------------------------------------------------------------------

                            AXSYS TECHNOLOGIES, INC.

                                      INDEX

                                                                      Page

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

  Condensed Consolidated Statements of Operations -

   Three Months Ended June 30, 1998 and 1997 .......................... 3

  Condensed Consolidated Statements of Operations -

    Six Months Ended June 30, 1998 and 1997 ........................... 4

  Condensed Consolidated Balance Sheets -

   June 30, 1998 and December 31, 1997 ................................ 5

  Condensed Consolidated Statements of Cash Flows -

   Six Months Ended June 30, 1998 and 1997 ............................ 6

  Notes to Condensed Consolidated Financial Statements ................ 7


Item 2.  Management's Discussion and Analysis of Financial

   Condition and Results of Operations ............................... 12

Item 3.  Quantitative and Qualitative Disclosures about

              Market Risk ............................................ 15

Item 4.  Submission of Matters to a Vote of Security Holders ......... 15


Item 5.  Other Information ........................................... 15

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K ............................ 16

SIGNATURES ........................................................... 16

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                            AXSYS TECHNOLOGIES, INC.

                 Condensed Consolidated Statements of Operations
            (Unaudited, dollars in thousands, except per share data)


                                                                            Three Months Ended June 30,

                                                                    ---------------------------------------------
                                                                          1998                        1997
                                                                    ------------------          -----------------


NET SALES...........................................................     $  33,666                $  31,247

Cost of sales.......................................................        24,359                   22,709
Selling, general and administrative expenses........................         5,821                    5,385
Amortization of intangible assets...................................           117                       73
                                                                          --------                 ---------
OPERATING INCOME....................................................         3,369                    3,080

Interest expense....................................................           288                      688
Other expense.......................................................            25                       15
                                                                          --------                 ---------
INCOME BEFORE TAXES.................................................         3,056                    2,377

Provision for income taxes..........................................             -                      956
                                                                          --------                 ---------
NET INCOME..........................................................         3,056                    1,421

Preferred stock dividends...........................................             -                       42
                                                                          --------                 ---------
NET INCOME APPLICABLE TO COMMON SHAREHOLDERS........................      $  3,056                 $  1,379
                                                                          --------                 ---------
                                                                          --------                 ---------
BASIC EARNINGS PER SHARE............................................       $  0.72                  $  0.45
                                                                          --------                 ---------
                                                                          --------                 ---------
Weighted average common shares outstanding..........................     4,222,591                 3,040,684
                                                                          --------                 ---------
                                                                          --------                 ---------

DILUTED EARNINGS PER SHARE..........................................       $  0.72                  $  0.42
                                                                          --------                 ---------
                                                                          --------                 ---------
Weighted average common shares outstanding..........................     4,264,699                3,301,056
                                                                          --------                 ---------
                                                                          --------                 ---------

     See accompanying notes to condensed consolidated financial statements.

                            AXSYS TECHNOLOGIES, INC.

                 Condensed Consolidated Statements of Operations
            (Unaudited, dollars in thousands, except per share data)

                                                                      Six Months Ended June 30,

                                                                  ---------------------------------------
                                                                       1998                    1997
                                                                  ---------------       -----------------


NET SALES.......................................................   $  67,261                $  58,849

Cost of sales...................................................      48,679                   43,111
Selling, general and administrative expenses....................      12,114                   10,284
Amortization of intangible assets...............................         236                      125
                                                                    --------                 ---------
OPERATING INCOME................................................       6,232                    5,329

Interest expense................................................         546                    1,343
Other expense...................................................          30                       26
                                                                    --------                 ---------
INCOME BEFORE TAXES.............................................       5,656                    3,960

Provision for income taxes......................................       1,063                    1,594
                                                                    --------                 ---------
NET INCOME......................................................       4,593                    2,366

Preferred stock dividends.......................................           -                      102
                                                                    --------                 ---------
NET INCOME APPLICABLE TO COMMON SHAREHOLDERS....................    $  4,593                 $  2,264
                                                                    --------                 ---------
                                                                    --------                 ---------

BASIC EARNINGS PER SHARE........................................     $  1.09                  $  0.75
                                                                    --------                 ---------
                                                                    --------                 ---------
Weighted average common shares outstanding......................   4,219,284                3,011,668
                                                                    --------                 ---------
                                                                    --------                 ---------

DILUTED EARNINGS PER SHARE......................................     $  1.08                  $  0.69
                                                                    --------                 ---------
                                                                    --------                 ---------
Weighted average common shares outstanding......................   4,263,698                3,270,639
                                                                    --------                 ---------
                                                                    --------                 ---------


     See accompanying notes to condensed consolidated financial statements.

                            AXSYS TECHNOLOGIES, INC.

                      Condensed Consolidated Balance Sheets
                  (Dollars in thousands, except per share data)

                                                                                          June 30,               December 31,
                                                                                            1998                     1997
                                                                                        ------------            -------------
                                                                                        (Unaudited)

                                     ASSETS
CURRENT ASSETS:

  Cash. ................................................................................   $  556                   $  575
  Accounts receivable - net.............................................................   19,071                   18,643
  Inventories - net.....................................................................   30,698                   29,324
  Other current assets..................................................................    2,589                    1,011
                                                                                         --------                  -------
    TOTAL CURRENT ASSETS................................................................   52,914                   49,553

PROPERTY, PLANT AND EQUIPMENT - net.....................................................   16,418                   15,074

EXCESS OF COST OVER NET ASSETS ACQUIRED - net...........................................   13,625                   13,942

OTHER ASSETS............................................................................      414                      430
                                                                                         --------                  -------
    TOTAL ASSETS........................................................................ $ 83,371                $  78,999
                                                                                         --------                  -------
                                                                                         --------                  -------
                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

  Accounts payable...................................................................... $  8,508                 $  9,631
  Accrued expenses and other liabilities................................................   11,195                    9,979
  Current portion of long-term debt and capital
  lease obligations.....................................................................      980                      904
                                                                                         --------                  -------
    TOTAL CURRENT LIABILITIES...........................................................   20,683                   20,514

LONG-TERM DEBT & CAPITAL LEASES, less current portion...................................    7,882                    8,629

OTHER LONG-TERM LIABILITIES.............................................................    2,350                    2,284

DEFERRED INCOME.........................................................................      189                      255

SHAREHOLDERS' EQUITY:

  Preferred Stock, none issued and outstanding at June 30, 1998
    and December 31, 1997...............................................................        -                        -
  Common Stock, issued and outstanding 4,122,767 shares at
   June 30, 1998 and 4,113,190 shares at
   December 31, 1997....................................................................       41                       41
  Capital in Excess of Par..............................................................   40,766                   40,409
  Retained Earnings.....................................................................   11,460                    6,867
                                                                                         --------                  -------
    TOTAL SHAREHOLDERS' EQUITY..........................................................   52,267                   47,317
                                                                                         --------                  -------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.......................................... $ 83,371                $  78,999
                                                                                         --------                  -------
                                                                                         --------                  -------


     See accompanying notes to condensed consolidated financial statements.

                              AXSYS TECHNOLOGIES, INC.

                 Condensed Consolidated Statements of Cash Flows

                        (Unaudited, dollars in thousands)

                                                                                      Six Months Ended June 30,
                                                                                    1998                      1997
                                                                             ------------------         -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income...............................................................       $  4,593                  $  2,366
  Adjustments to reconcile net income to cash provided by
    operating activities:

  Deferred income taxes....................................................           (991)                        -
  Realization of net operating loss carryforward...........................             58                     1,355
  Depreciation and amortization............................................          1,981                     1,563
  Increase in current assets, other than cash..............................         (2,161)                   (3,320)
  Increase in current liabilities..........................................             93                     3,875
  Other-net................................................................            147                      (121)
                                                                                 ---------                   --------
    NET CASH PROVIDED BY OPERATING ACTIVITIES..............................          3,720                     5,718
                                                                                 ---------                   --------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures.....................................................         (3,029)                      (851)
  Acquisition of business, net of cash acquired............................              -                     (7,335)
                                                                                 ---------                   --------
    NET CASH USED IN INVESTING ACTIVITIES..................................         (3,029)                    (8,186)
                                                                                 ---------                   --------
                                                                                 ---------                   --------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Net proceeds from borrowings.............................................              -                      7,000
  Net repayment of borrowings..............................................           (754)                    (5,226)
  Other ...................................................................             44                     (1,582)
                                                                                 ---------                   --------
    NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES....................           (710)                       192
                                                                                 ---------                   --------

    NET DECREASE IN CASH...................................................            (19)                    (2,276)


CASH AT BEGINNING OF PERIOD................................................            575                      2,691
                                                                                 ---------                   --------

CASH AT END OF PERIOD......................................................         $  556                    $   415
                                                                                 ---------                   --------
                                                                                 ---------                   --------
Supplemental Cash Flow Information:
  Cash paid for:

    Interest...............................................................         $  468                  $   1,162
    Income Tax.............................................................            339                         37

Non-Cash Investing and Financing Activities:

    Equipment acquired under capital leases................................          $  75                  $   1,158
    Capital stock issued for acquisition....................................              -                     2,166




     See accompanying notes to condensed consolidated financial statements.

                            AXSYS TECHNOLOGIES, INC.

        Notes to Condensed Consolidated Financial Statements (Unaudited)
                  (Dollars in thousands, except per share data)

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. Operating results for the three month and six month periods ended June 30, 1998 are not indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

Note 3 - Acquisitions and Divestiture

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

Summarized below are the unaudited pro forma results of operations of the Company as if Teletrac had been acquired on January 1, 1997:


                                                     Pro Forma
                                           Six Months Ended June 30, 1997

                                       ---------------------------------------


Net sales............................................   $  63,160

Net income...........................................       2,455

Basic earnings per share.............................        0.75
Diluted earnings per share...........................        0.69


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

                            AXSYS TECHNOLOGIES, INC.

        Notes to Condensed Consolidated Financial Statements (Unaudited)
                  (Dollars in thousands, except per share data)



Note 4 - Inventories

Inventories have been determined generally by lower of cost (first-in, first-out or average) or market. Inventories consist of:

                                                       June 30,                 December 31,
                                                         1998                       1997

                                                   -----------------          ------------------

Raw materials...........................                $  9,954                $  10,799
Work-in-process.........................                  13,540                   12,455
Finished goods..........................                  12,630                   11,425
                                                       ---------                ---------
                                                          36,124                   34,679
Less reserves...........................                   5,426                    5,355
                                                       ---------                ---------
                                                       $  30,698                $  29,324
                                                       ---------                ---------
                                                       ---------                ---------


Note 5 - Shareholders' Equity

Common Stock -

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

Preferred Stock -

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

On June 4, 1997, the Company called for redemption all of the remaining approximately 200,900 outstanding shares of its Preferred Stock. The redemption price was $7.70 per share, including accrued and unpaid dividends of $1.54 per share through the redemption date.

                            AXSYS TECHNOLOGIES, INC.

        Notes to Condensed Consolidated Financial Statements (Unaudited)
                  (Dollars in thousands, except per share data)



Note 6 - Income Taxes

The Company has determined, based upon the level of its current taxable income, it is more likely than not that it will realize the benefit of a portion of its deferred tax assets which previously had been fully reserved with a valuation allowance. As such, in the second quarter of 1998, the Company has reversed a portion of its tax valuation allowance equal to the amount it would have recorded as a tax provision on income before taxes during the period. As a result, the Company reduced its tax provision for the second quarter of 1998 and increased its net deferred tax asset by $1,241. Excluding the effect of the tax valuation allowance reversal, net income applicable to common shareholders would have been $1,815 or $0.43 per diluted share for the three month period ended June 30, 1998, and $3,352 or $0.79 per diluted share for the six month period ended June 30, 1998.

In addition, during the second quarter, the Company has reduced its tax valuation allowance and credited Capital in Excess of Par by $255, to recognize the remaining portion of deferred tax assets originating prior to the Company's 1991 quasi-reorganization. Including $58 which was recorded as part of the Company's first quarter tax provision, a total of $313 has been credited to Capital in Excess of Par during 1998.

As of June 30, 1998, the remaining tax valuation allowance is approximately $3.0 million.

Note 7 - Segment Data

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

                            AXSYS TECHNOLOGIES, INC.

        Notes to Condensed Consolidated Financial Statements (Unaudited)
                  (Dollars in thousands, except per share data)



The following tables present financial data for each of the Company's segments.

                                                      Three Months Ended June 30,               Six Months Ended June 30,
                                                        1998              1997                 1998               1997
                                                    -------------     ------------         ------------       ------------
Net sales:..........................................

    Precision Systems............................... $  20,451            $  17,958         $  39,858          $  32,982
    Sensor Systems..................................     2,024                1,966             3,886              3,659
    Intersegment eliminations.......................      (132)                (124)             (297)              (223)
                                                     ---------            ---------         ---------          ---------
        Total PSG...................................    22,343               19,800            43,447             36,418
                                                     ---------            ---------         ---------          ---------
    Precision Ball Bearings.........................     6,576                6,827            13,839             13,459
    Electronic Interconnect Products................     4,747                4,620             9,975              8,972
                                                     ---------            ---------         ---------          ---------
        Total ICG...................................    11,323               11,447            23,814             22,431
                                                     ---------            ---------         ---------          ---------
            Total Sales............................. $  33,666            $  31,247         $  67,261          $  58,849
                                                     ---------            ---------         ---------          ---------
                                                     ---------            ---------         ---------          ---------
Earnings before amortization, interest and taxes:...

    Precision Systems...............................  $  2,605             $  2,238          $  4,679           $  3,969
    Sensor Systems..................................       101                  106                85                (33)
                                                     ---------            ---------         ---------          ---------
        Total PSG...................................     2,706                2,344             4,764              3,936
                                                     ---------            ---------         ---------          ---------
    Precision Ball Bearings.........................       906                  925             1,885              1,883
    Electronic Interconnect Products................       701                  786             1,639              1,587
                                                     ---------            ---------         ---------          ---------
        Total ICG...................................     1,607                1,711             3,524              3,470

    Non-allocated expenses..........................    (1,257)              (1,678)           (2,632)            (3,446)
                                                     ---------            ---------         ---------          ---------
            Income before taxes.....................  $  3,056             $  2,377          $  5,656           $  3,960
                                                     ---------            ---------         ---------          ---------
                                                     ---------            ---------         ---------          ---------

                                                                 June 30,                  December 31,
                                                                   1998                       1997
                                                              --------------            --------------

Identifiable assets:

    Precision Systems............................                 $  39,716                $  37,135
    Sensor Systems...............................                     6,314                    6,092
                                                                  ---------                ---------
        Total PSG................................                    46,030                   43,227
                                                                  ---------                ---------
    Precision Ball Bearings......................                    13,348                   12,475
    Electronic Interconnect Products.............                     9,094                    8,679
                                                                  ---------                ---------
        Total ICG................................                    22,442                   21,154

    Non-allocated assets.........................                    14,899                   14,618
                                                                  ---------                ---------
          Total assets...........................                 $  83,371                $  78,999
                                                                  ---------                ---------
                                                                  ---------                ---------

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

                            AXSYS TECHNOLOGIES, INC.

        Notes to Condensed Consolidated Financial Statements (Unaudited)
                  (Dollars in thousands, except per share data)



Note 8 - Other Information

                                                             June 30,                December 31,
                                                               1998                       1997
                                                         ----------------           ----------------

Allowance for doubtful accounts.........................       $  393                      $  345
                                                           ----------                   ---------
                                                           ----------                   ---------
Accumulated depreciation and amortization
 of property, plant and equipment.......................    $  11,862                   $  10,406
                                                           ----------                   ---------
                                                           ----------                   ---------
Accumulated amortization of excess of cost
 over net assets acquired...............................     $  1,644                    $  1,408
                                                           ----------                   ---------
                                                           ----------                   ---------

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth certain financial data as a percentage of net sales for the three month and six month periods ended June 30, 1998 and 1997. The Company acquired the stock of Teletrac Inc. ("Teletrac") on May 30, 1997. This acquisition, which is part of the Precision Systems segment, has been accounted for under the purchase method of accounting. Accordingly, the results of the continuing operations of Teletrac have been included in the Company's Condensed Consolidated Statements of Operations since the date of acquisition.

                                                         Three Months Ended June 30,                  Six Months Ended June 30,
                                                           1998              1997                      1998              1997
                                                        -----------      -----------                -----------       ----------
Net sales:

    Precision Systems.................................    60.8%               57.5%                     59.2%           56.1%
    Sensor Systems....................................     6.0                 6.3                       5.8             6.2
    Intersegment eliminations.........................    (0.4)               (0.4)                     (0.4)           (0.4)
                                                        ------              ------                    ------           -----
        Total PSG.....................................    66.4                63.4                      64.6            61.9
                                                        ------              ------                    ------           -----
    Precision Ball Bearings...........................    19.5                21.8                      20.6            22.9
    Electronic Interconnect Products..................    14.1                14.8                      14.8            15.2
                                                        ------              ------                    ------           -----
        Total ICG.....................................    33.6                36.6                      35.4            38.1
                                                        ------              ------                    ------           -----
            Total Company.............................   100.0               100.0                     100.0           100.0
                                                        ------              ------                    ------           -----
Cost of sales.........................................    72.4                72.7                      72.4            73.3
                                                        ------              ------                    ------           -----
Gross profit..........................................    27.6                27.3                      27.6            26.7
                                                        ------              ------                    ------           -----
Operating expenses:

    Selling, general and administrative expenses......    17.3                17.2                      18.0            17.5
    Amortization of intangible assets.................     0.3                 0.2                       0.4             0.2
                                                        ------              ------                    ------           -----
                                                          17.6                17.4                      18.4            17.7
                                                        ------              ------                    ------           -----
Operating income......................................    10.0                 9.9                       9.2             9.0
    Interest expense..................................     0.8                 2.2                       0.8             2.3
    Other expense.....................................     0.1                 0.1                         -               -
                                                        ------              ------                    ------           -----
Income before taxes...................................     9.1                 7.6                       8.4             6.7
    Provision for income taxes........................       -                 3.1                       1.6             2.7
                                                        ------              ------                    ------           -----
Net income............................................    9.1%                 4.5%                      6.8%            4.0%
                                                        ------              ------                    ------           -----

Gross profit (as a percentage of related net sales):

 PSG    ..............................................   26.6%                25.5%                     26.1%          24.2%
 ICG    ..............................................   29.8                 30.4                      30.4           30.9


Comparison of the Three Months Ended June 30, 1998 and June 30, 1997

Net sales. Net sales increased by 7.7%, or $2.5 million, from $31.2 million in the three month period ended June 30, 1997 to $33.7 million in the same period of 1998. The PSG's sales increased by 12.8%, or $2.5 million, from $19.8 million in 1997 to $22.3 million in 1998. Of this $2.5 million increase, approximately $2.0 million was attributable to the acquisition of Teletrac. The remaining $0.5 million increase was the result of internal growth primarily in the space, digital imaging and industrial automation markets partially offset by lower shipments to the defense and electronics capital equipment markets. The lower shipments to the defense market are due primarily to the timing of government programs, rather than lower demand. The PSG sales to the electronics capital equipment market have decreased as a result of the difficulties in the Asian economy and specific weakness in the data storage and semiconductor segments of that market. The ICG's sales decreased by 1.1%, or $0.1 million, from $11.4 million in 1997 to $11.3 million in 1998. Sales of electronic interconnect products grew 2.7% over the prior year as a result of the introduction and continuing acceptance of new product offerings. This increase was partially offset by a general weakening of market demand due in part to the effect of the difficulties in Asia. Sales of precision ball bearings were down 3.7% over the prior year, representing a decrease to both distributors and original equipment manufacturers, particularly those serving the weak electronics capital equipment market.

Gross profit. The Company's gross profit increased by 9.0%, or $0.8 million, from $8.5 million in 1997 to $9.3 million in 1998. Gross profit margin increased from 27.3% of net sales in 1997 to 27.6% in 1998. The gross margin for the PSG increased from 25.5% of net sales in 1997 to 26.6% in 1998 primarily due to the addition of higher margin revenue from the acquisition of Teletrac and a favorable sales mix. The gross margin for the ICG, decreased from 30.4% of net sales in 1997 to 29.8% in 1998 primarily due to higher direct labor and overhead spending.

Selling, general and administrative expenses. SG&A expenses increased by 8.1%, or $0.4 million, from $5.4 million in 1997 to $5.8 million in 1998. As a percentage of net sales, SG&A increased from 17.2% in 1997 to 17.3% in 1998. The increase in SG&A expenses in absolute dollars was primarily due to the acquisition of Teletrac.

Interest expense. Interest expense decreased by 58.1%, or $400,000, from $688,000 in 1997 to $288,000 in 1998. The decrease in interest expense was primarily due to lower average borrowings during 1998 resulting from the Company's use of the net proceeds (approximately $19.5 million) from its common stock offering in late October of 1997 to repay indebtedness under the Company's senior credit facility.

Taxes. The Company's effective tax rate, decreased from 40.2% in 1997 to none in 1998. As discussed in Note 6 to the Condensed Consolidated Financial Statements, the Company offset its normal second quarter tax provision by the reversal of a portion of its tax valuation allowance. As of June 30, 1998, the remaining tax valuation allowance is approximately $3.0 million. The Company will continue to assess the realizability of its deferred tax assets in future periods.

Preferred stock dividends. Preferred Stock dividends decreased 100%, or $42,000, to none in 1998. The decrease in Preferred Stock dividends was due to the Company's exchange of Preferred Stock for Common Stock and subsequent redemption of remaining Preferred Stock during 1997 (see Note 5 to the Condensed Consolidated Financial Statements). As a result of such redemption, there is no Preferred Stock outstanding and there are no accrued and unpaid dividends.

Comparison of the Six Months Ended June 30, 1998 and June 30, 1997

Net sales. Net sales increased by 14.3%, or $8.4 million, from $58.8 million in the six month period ended June 30, 1997 to $67.3 million in the same period of 1998. The PSG's sales increased by 19.3%, or $7.0 million, from $36.4 million in 1997 to $43.4 million in 1998. Of this $7.0 million increase, approximately $4.0 million was attributable to the acquisition of Teletrac. The remaining $3.0 million increase was the result of internal growth in the electronics capital equipment, digital imaging and industrial automation markets partially offset by lower sales to the space market primarily due to program timing. The ICG's sales increased by 6.2%, or $1.4 million, from $22.4 million in 1997 to $23.8 million in 1998. Sales of electronic interconnect products grew 11.2%, or $1.0 million, over the prior year as a result of the introduction and continuing acceptance of new product offerings and market share gains as a result of strong customer service.

Gross profit. The Company's gross profit increased by 18.1%, or $2.9 million, from $15.7 million in 1997 to $18.6 million in 1998. Gross profit margin increased from 26.7% of net sales in 1997 to 27.6% in 1998. The gross margin for the PSG increased from 24.2% of net sales in 1997 to 26.1% in 1998 and, for the ICG, decreased from 30.9% of net sales in 1997 to 30.4% in 1998. Overall, the improvement in gross margin was primarily due to the addition of higher margin revenue from the acquisition of Teletrac and production efficiencies in the PSG.

Selling, general and administrative expenses. SG&A expenses increased by 17.8%, or $1.8 million, from $10.3 million in 1997 to $12.1 million in 1998. As a percentage of net sales, SG&A increased from 17.5% in 1997 to 18.0% in 1998. The increase in SG&A expenses in absolute dollars was primarily due to the acquisition of Teletrac. The increase in SG&A expenses as a percentage of net sales was primarily due to higher incentive expense related to a three year performance plan established for the former owners, and now employee managers, of Teletrac.

Interest expense. Interest expense decreased by 59.3%, or $797,000, from $1,343,000 in 1997 to $546,000 in 1998. The decrease in interest expense was primarily due to lower average borrowings during 1998 resulting from the Company's use of the net proceeds (approximately $19.5 million) from its common stock offering in late October of 1997 to repay indebtedness under the Company's senior credit facility.

Taxes. The Company's effective tax rate, decreased from 40.3% in 1997 to 18.8% in 1998. As discussed in Note 6 to the Condensed Consolidated Financial Statements, the Company offset its normal second quarter tax provision by the reversal of a portion of its tax valuation allowance. As of June 30, 1998, the remaining tax valuation allowance is approximately $3.0 million. The Company will continue to assess the realizability of its deferred tax assets in future periods.

Preferred stock dividends. Preferred Stock dividends decreased 100%, or $102,000, to none in 1998. The decrease in Preferred Stock dividends was due to the Company's exchange of Preferred Stock for Common Stock and subsequent redemption of remaining Preferred Stock during 1997 (see Note 5 to the Condensed Consolidated Financial Statements). As a result of such redemption, there is no Preferred Stock outstanding and there are no accrued and unpaid dividends.

Backlog

A substantial portion of the Company's business is of a build-to-order nature requiring various engineering, manufacturing, testing and other processes to be performed prior to shipment. As a result, the Company generally has a significant backlog of orders to be shipped. The Company's backlog of orders decreased by 8.7% or $4.8 million, from $55.4 million at December 31, 1997 to $50.6 million at June 30, 1998. The decrease in backlog was due primarily to a decline in orders from the electronics capital equipment, space and defense markets. The decline in the electronics capital equipment market is due primarily to the continuing difficulties in the Asian economy and specific weakness in the data storage and semiconductor segments of that market. It is anticipated that this market weakness could continue through the next two quarters. The decline in bookings from the defense and space markets is due primarily to program timing, rather than lower demand. Some of these programs, however, may be delayed beyond the current fiscal year. The Company believes that a substantial portion of the backlog of orders at June 30, 1998 will be shipped over the next twelve months.

Liquidity and Capital Resources

The Company funds its operations primarily from cash flow generated by operations and, to a lesser extent, from borrowings under its credit facility and through capital lease transactions.

Net cash provided by operations for the six months ended June 30, 1998 and 1997 was $3.7 million and $5.7 million, respectively. Cash provided from operations decreased in 1998 compared to 1997 primarily due to the timing of working capital requirements. These decreases were partially offset by an increase in net income as adjusted for the realization of tax loss carryforwards, deferred income taxes and non-cash amortization and depreciation. At December 31, 1997, the Company had approximately $1.3 million of net operating losses and $0.5 million of tax credits available to reduce future taxable income.

The Company's working capital was $32.2 million and $29.0 million on June 30, 1998 and December 31, 1997, respectively.

Net cash used in investing activities for the six months ended June 30, 1998 and 1997 was $3.0 million and $8.2 million, respectively. This $5.2 million decrease was due to the acquisition of Teletrac in 1997. This was partially offset by higher capital expenditures in 1998 primarily on machinery and equipment to expand or improve on capabilities and to lower operating costs.

The Company had no material commitments for capital expenditures as of June 30, 1998.

The Company has an $11.0 million senior secured credit facility comprised of a revolving debt commitment expiring on April 25, 2000 (the "Credit Facility"), of which $5.0 million was outstanding as of June 30, 1998. The Credit Facility contains restrictive covenants which, among other things, impose limitations with respect to the incurrence of additional liens and indebtedness, mergers, consolidations and specified sale of assets and requires the Company to meet certain financial tests including minimum levels of earnings and net worth and various other financial ratios. In addition, the Credit Facility prohibits the payment of cash dividends. The Company believes that the remaining availability under the Credit Facility and cash generated from operations will be sufficient to meet its future capital expenditure and working capital requirements for at least the next 12 months.

This quarterly report on Form 10-Q provides certain forward-looking statements. The Company's business is subject to a variety of risks and uncertainties. As a result, actual future results and developments may be materially different from those expressed or implied in any forward-looking statement. Disclosure regarding factors affecting the Company's future results and developments is contained in the Company's public filings with the Securities and Exchange Commission, including the Company's annual report on Form 10-K for the fiscal year ended December 31, 1997.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable as of June 30, 1998.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None during the quarter ended June 30, 1998.

Item 5. OTHER INFORMATION

    Not applicable during the quarter ended June 30, 1998.

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

a)    Exhibits:

        Exhibit 27.1:  Financial Data Schedule (For SEC use only).
        Exhibit 27.2:  Amended Financial Data Schedule (For SEC use only).

b)    Reports on Form 8-K

        None during the quarter ended June 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated this 6th day of August, 1998.

Date: August 6, 1998            AXSYS TECHNOLOGIES, INC.



                                By:   /s/Stephen W. Bershad
                                     -----------------------
                                       Stephen W. Bershad
                                       Chairman of the Board and Chief
                                       Executive Officer

                                By:   /s/Raymond F. Kunzmann
                                     ------------------------
                                       Raymond F. Kunzmann
                                       Vice President-Finance and Chief
                                       Financial Officer