Form 10-Q
period 1998-09-30
AXSYS TECHNOLOGIES INC
filed 1998-11-13
CIK 206030

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                     ------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                         COMMISSION FILE NUMBER 0-16182

                                     ------

                             AXSYS TECHNOLOGIES, INC.
              (Exact name of registrant as specified in its charter)

            DELAWARE                                           11-1962029
  (State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                         Identification Number)


          910 SYLVAN AVENUE
      ENGLEWOOD CLIFFS, NEW JERSEY                                07632
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

4,003,267 SHARES OF COMMON STOCK, $.01 PAR VALUE, WERE OUTSTANDING AS OF NOVEMBER 3, 1998.


================================================================================

                            AXSYS TECHNOLOGIES, INC.
                                     INDEX

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

  Condensed Consolidated Statements of Operations -
   Three Months Ended September 30, 1998 and 1997                              3

  Condensed Consolidated Statements of Operations -
    Nine Months Ended September 30, 1998 and 1997                              4

  Condensed Consolidated Balance Sheets -
   September 30, 1998 and December 31, 1997                                    5

  Condensed Consolidated Statements of Cash Flows -
   Nine Months Ended September 30, 1998 and 1997                               6

  Notes to Condensed Consolidated Financial Statements                         7


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  12

Item 3.  Quantitative and Qualitative Disclosures about
         Market Risk                                                          16

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                  17

Item 5.  Other Information                                                    17

Item 6.  Exhibits and Reports on Form 8-K                                     17

SIGNATURES                                                                    17

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             AXSYS TECHNOLOGIES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (Unaudited, dollars in thousands, except per share data)

                                                THREE MONTHS ENDED SEPTEMBER 30,
                                                  --------------------------
                                                     1998           1997
                                                  -----------    -----------
NET SALES                                         $    26,250    $    30,168

Cost of sales                                          19,927         21,575
Selling, general and administrative expenses            4,079          5,224
Amortization of intangible assets                         107            107
                                                  -----------    -----------

OPERATING INCOME                                        2,137          3,262

Interest expense                                          215            823
Other expense (income)                                     24             (2)
                                                  -----------    -----------

INCOME FROM CONTINUING OPERATIONS BEFORE TAXES          1,898          2,441

Provision for income taxes                                  -            993
                                                  -----------    -----------

INCOME FROM CONTINUING OPERATIONS                       1,898          1,448

DISCONTINUED OPERATIONS:
  (Loss) income from operations, net of taxes              (2)             2
  Loss on disposal, net of taxes                       (2,508)          (244)
                                                  -----------    -----------

NET (LOSS) INCOME                                 $      (612)   $     1,206
                                                  ===========    ===========

BASIC EARNINGS (LOSS) PER SHARE:
  Income from continuing operations               $      0.45    $      0.46
  Discontinued operations                               (0.60)         (0.08)
                                                  -----------    -----------
TOTAL                                             $     (0.15)   $      0.38
                                                  ===========    ===========

Weighted average common shares outstanding          4,187,794      3,148,381
                                                  ===========    ===========

DILUTED EARNINGS (LOSS) PER SHARE:
  Income from continuing operations               $      0.45    $      0.42
  Discontinued operations                               (0.60)         (0.07)
                                                  -----------    -----------
TOTAL                                             $     (0.15)   $      0.35
                                                  ===========    ===========

Weighted average common shares outstanding          4,202,439      3,460,610
                                                  ===========    ===========


    See accompanying notes to condensed consolidated financial statements.

                            AXSYS TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (Unaudited, dollars in thousands, except per share data)

                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                  --------------------------
                                                     1998           1997
                                                  -----------    -----------

NET SALES                                         $    89,922    $    85,578

Cost of sales                                          65,658         61,738
Selling, general and administrative expenses           15,637         14,962
Amortization of intangible assets                         323            212
                                                  -----------    -----------

OPERATING INCOME                                        8,304          8,666

Interest expense                                          761          2,166
Other expense                                              54             24
                                                  -----------    -----------

INCOME FROM CONTINUING OPERATIONS BEFORE TAXES          7,489          6,476

Provision for income taxes                              1,063          2,608
                                                  -----------    -----------

INCOME FROM CONTINUING OPERATIONS                       6,426          3,868

DISCONTINUED OPERATIONS:
  Income (loss) from operations, net of taxes              63            (52)
  Loss on disposal, net of taxes                       (2,508)          (244)
                                                  -----------    -----------

NET INCOME                                              3,981          3,572

Preferred stock dividends                                   -            102
                                                  -----------    -----------

NET INCOME APPLICABLE TO COMMON SHAREHOLDERS      $     3,981    $     3,470
                                                  ===========    ===========

BASIC EARNINGS (LOSS) PER SHARE:
  Income from continuing operations               $      1.53    $      1.23
  Discontinued operations                               (0.58)         (0.09)
                                                  -----------    -----------
TOTAL                                             $      0.95    $      1.14
                                                  ===========    ===========

Weighted average common shares outstanding          4,208,787      3,057,239
                                                  ===========    ===========

DILUTED EARNINGS (LOSS) PER SHARE:
  Income from continuing operations               $      1.52    $      1.13
  Discontinued operations                               (0.58)         (0.09)
                                                  -----------    -----------
TOTAL                                             $      0.94    $      1.04
                                                  ===========    ===========

Weighted average common shares outstanding          4,243,279      3,333,962
                                                  ===========    ===========

     See accompanying notes to condensed consolidated financial statements.

                             AXSYS TECHNOLOGIES, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except per share data)
                                  (Unaudited)

                                                  SEPTEMBER 30,  DECEMBER 31,
                                                     1998           1997
                                                  -----------    -----------
                           ASSETS
CURRENT ASSETS:
  Cash                                            $       176    $       573
  Accounts receivable - net                            15,861         17,603
  Inventories - net                                    27,107         26,003
  Other current assets                                  2,900            977
                                                  -----------    -----------

    TOTAL CURRENT ASSETS                               46,044         45,156

PROPERTY, PLANT AND EQUIPMENT - net                    14,902         13,377

EXCESS OF COST OVER NET ASSETS ACQUIRED - net          12,325         12,729

NET ASSETS OF DISCONTINUED OPERATIONS                     750          7,002

OTHER ASSETS                                            1,737            430
                                                  -----------    -----------
    TOTAL ASSETS                                  $    75,758    $    78,694
                                                  ===========    ===========

        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                $     6,809    $     9,437
  Accrued expenses and other liabilities                9,307          9,868
  Current portion of long-term debt and capital
    lease obligations                                   1,151            904
                                                  -----------    -----------
    TOTAL CURRENT LIABILITIES                          17,267         20,209

LONG-TERM DEBT & CAPITAL LEASES, less
  current portion                                       6,067          8,629

OTHER LONG-TERM LIABILITIES                             2,277          2,284

DEFERRED INCOME                                           156            255

SHAREHOLDERS' EQUITY:
  Preferred Stock, none issued and outstanding at
    September 30, 1998 and December 31, 1997                -              -
  Common Stock, issued and outstanding 4,122,767
    shares at September 30, 1998 and 4,113,190
    shares at December 31, 1997                            41             41
  Capital in Excess of Par                             40,766         40,409
  Retained Earnings                                    10,848          6,867
  Treasury Stock, at cost, 119,500 shares
    at September 30, 1998 and none at
    December 31, 1997                                  (1,664)             -
                                                  -----------    -----------

    TOTAL SHAREHOLDERS' EQUITY                         49,991         47,317
                                                  -----------    -----------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $    75,758    $    78,694
                                                  ===========    ===========

    See accompanying notes to condensed consolidated financial statements.

                          AXSYS TECHNOLOGIES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Unaudited, dollars in thousands)

                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                     1998           1997
                                                  -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                      $     3,981    $     3,572
  Adjustments to reconcile net income to
    cash provided by operating activities:
  Loss on disposal of discontinued operations           2,508            244
  Deferred income taxes                                  (230)             -
  Realization of net operating loss carryforward           58          2,205
  Depreciation and amortization                         2,733          2,242
  Change in net assets of discontinued operations         154           (919)
  Decrease (increase) in current assets,
    other than cash                                       298         (3,504)
  (Decrease) increase in current liabilities           (3,189)         3,142
  Other-net                                                41            138
                                                  -----------    -----------
    NET CASH PROVIDED BY OPERATING ACTIVITIES           6,354          7,120
                                                  -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                 (2,929)        (1,949)
  Net proceeds from sale of discontinued operation      1,797              -
  Advances to third parties                              (651)             -
  Acquisition of business, net of cash acquired             -         (7,335)
                                                  -----------    -----------
    NET CASH USED IN INVESTING ACTIVITIES              (1,783)        (9,284)
                                                  -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from borrowings                              -          7,000
  Net repayment of borrowings                          (3,348)        (5,244)
  Purchases of Treasury Stock                          (1,664)             -
  Other                                                    44         (1,646)
                                                  -----------    -----------
    NET CASH (USED IN) PROVIDED BY
      FINANCING ACTIVITIES                             (4,968)           110
                                                  -----------    -----------

    NET DECREASE IN CASH                                 (397)        (2,054)

CASH AT BEGINNING OF PERIOD                               573          2,580
                                                  -----------    -----------
CASH AT END OF PERIOD                             $       176    $       526
                                                  ===========    ===========

Supplemental Cash Flow Information:
  Cash paid for:
    Interest                                      $       629    $     1,631
    Income tax                                          1,002            190

Non-Cash Investing and Financing Activities:
   Equipment acquired under capital leases        $     1,021    $     1,612
   Capital stock issued for acquisition                     -          2,166


See accompanying notes to condensed consolidated financial statements.

                            AXSYS TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Axsys Technologies, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. Operating results for the three month and nine month periods ended September 30, 1998 are not indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

Summarized below are the unaudited pro forma results of operations of the Company as if Teletrac had been acquired on January 1, 1997:

                                                       PRO FORMA
                                          NINE MONTHS ENDED SEPTEMBER 30, 1997
                                          ------------------------------------

Net sales                                              $ 89,889

Income from continuing operations                         3,957

Net income                                                3,661

Basic earnings per share from
  continuing operations                                    1.23
Diluted earnings per share from
  continuing operations                                    1.13

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

                            AXSYS TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 4 - DISCONTINUED OPERATIONS

On September 16, 1998, the Company sold its Sensor Systems business unit ("Sensor Systems") which manufactured position sensor devices such as potentiometers, pressure transducers and encoders primarily for defense and industrial automation applications, for $3,030, of which $1,030 was in the form of a five year, 10% subordinated note. Sensor Systems' land and building were not sold as part of this transaction, but are being marketed for sale by the Company and are recorded as Net Assets of Discontinued Operations on the September 30, 1998 Consolidated Balance Sheet at their estimated net realizable value.

The disposal of Sensor Systems has been accounted for as a discontinued operation and, accordingly, the related net assets and operating results have been reported separately from continuing operations in all years presented. In addition, the Company has reported separately a $2,508 loss on the sale of Sensor Systems, which is net of a $1,794 tax benefit. Revenues applicable to the discontinued operation for the nine months ended September 30, 1998 and 1997 were $4,774 and $4,945, respectively.

In September 1997, the Company was advised by its environmental consultants that the costs associated with the remediation of a previously discontinued operation site were estimated to be higher than originally anticipated. The estimates to remediate this site ranged from approximately $600 to $1,500. Actual costs may be different than these estimates. Based on this information, the Company increased its reserve relating to this site in fiscal 1997 to approximately $600 by recording a discontinued operation charge of $400, before a tax benefit of $156.

NOTE 5 - ADVANCES TO THIRD PARTIES

On August 12, 1998, the Company entered into an agreement with Westlake Technology Corporation ("WTC") whereby the Company has the exclusive right to market and sell WTC's electronic and electromechanical test equipment. In return for these exclusive rights, the Company has agreed to provide loans of up to a maximum of $1,400 to WTC. Outstanding loans bear interest at 10.5% and mature on August 12, 2001. As of September 30, 1998, the outstanding loan balance, which is recorded under "Other Assets" in the Condensed Consolidated Balance Sheet, was $654.

NOTE 6 - INVENTORIES

Inventories have been determined generally by lower of cost (first-in, first-out or average) or market. Inventories consist of:

                                      SEPTEMBER 30,    DECEMBER 31,
                                          1998            1997
                                      -------------   -------------

Raw materials                          $    6,450      $    6,692
Work-in-process                            12,145          11,581
Finished goods                             12,445          11,136
                                      -----------      ----------
                                           31,040          29,409
Less reserves                               3,933           3,406
                                      -----------      ----------
                                      $    27,107      $   26,003
                                      ===========      ==========

                            AXSYS TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 7 - SHAREHOLDERS' EQUITY

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

TREASURY STOCK -

In August 1998, the Company's Board of Directors authorized the repurchase, from time to time, on the open market or otherwise, of up to 200,000 shares of the Company's Common Stock at prevailing market prices or at negotiated prices. The Company plans to use the repurchased shares for general corporate purposes, including the satisfaction of commitments under its employee benefit plans. As of September 30, 1998 the Company has repurchased 119,500 shares for an aggregate purchase price of $1,664.

NOTE 8 - INCOME TAXES

The Company has determined, based upon the level of its current taxable income, it is more likely than not that it will realize the benefit of a portion of its deferred tax assets which previously had been fully reserved with a valuation allowance. As such, beginning in the second quarter of 1998, the Company has reversed a portion of its tax valuation allowance equal to the amount it would have recorded as a tax provision on income from continuing operations before taxes during the period. As a result, the Company reduced its tax provision from continuing operations and increased its net deferred tax asset by $784 and $1,991 for the three month and nine month periods ended September 30, 1998, respectively. Excluding the effect of the tax valuation allowance reversal, income from continuing operations for the three month and nine month periods ended September 30, 1998 would have been $1,114 or $0.27 per diluted share and $4,435 or $1.05 per diluted share, respectively.

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

As of September 30, 1998, the remaining tax valuation allowance is approximately $1.6 million.

                            AXSYS TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 9 - SEGMENT DATA

Effective January 1, 1998, the Company adopted SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information" which requires disclosure of information on the segments of a business based on the way management organizes the segments of its business for making operating decisions and assessing performance. The Company classifies its businesses under two major groups, the Precision Systems Group ("PSG") and the Industrial Components Group ("ICG"). The PSG designs and manufactures micro-positioning and precision optical components and systems primarily for defense, space, electronics capital equipment and digital imaging applications. The ICG is comprised of the Precision Ball Bearings segment, which distributes and services precision miniature ball bearings, and the Electronic Interconnect Products segment, which designs and manufactures interconnect devices, barrier terminal blocks, and connectors.
The products of both the ICG segments are used in a variety of commercial and industrial applications.

As discussed in Note 4, the company sold its Sensor Systems segment during the third quarter of 1998. The disposal of Sensor Systems, which previously was part of the PSG, has been accounted for as a discontinued operation and, accordingly, their related operating results have been reported separately from continuing operations and the segment data below has been restated to exclude the Sensor Systems segment.

The following tables present financial data for each of the Company's segments.

                                                   THREE MONTHS ENDED SEPTEMBER 30,        NINE MONTHS ENDED SEPTEMBER 30,
                                                   -------------------------------         -------------------------------
                                                       1998               1997                1998                1997
                                                   -----------         -----------         -----------         -----------
Net sales:
    PSG                                            $    16,051         $    19,170         $    55,909         $    52,150
                                                   -----------         -----------         -----------         -----------
    Precision Ball Bearings                              6,010               6,806              19,849              20,265
    Electronic Interconnect Products                     4,189               4,192              14,164              13,163
                                                   -----------         -----------         -----------         -----------
        Total ICG                                       10,199              10,998              34,013              33,428
                                                   -----------         -----------         -----------         -----------
            Total Sales                            $    26,250         $    30,168         $    89,922         $    85,578
                                                   ===========         ===========         ===========         ===========

Earnings before amortization, interest and taxes:
    PSG                                            $     1,549         $     2,436         $     6,228         $     6,428
                                                   -----------         -----------         -----------         -----------
    Precision Ball Bearings                                678                 915               2,563               2,798
    Electronic Interconnect Products                       652                 666               2,291               2,252
                                                   -----------         -----------         -----------         -----------
        Total ICG                                        1,330               1,581               4,854               5,050

    Non-allocated expenses                                (981)             (1,576)             (3,593)             (5,002)
                                                   -----------         -----------         -----------         -----------
            Income from continuing operations
            before taxes                           $     1,898         $     2,441         $     7,489         $     6,476
                                                   ===========         ===========         ===========         ===========

                                                 SEPTEMBER 30,   DECEMBER 31,
                                                     1998           1997
                                                  -----------    -----------
Identifiable assets:
    PSG                                           $    37,631    $    37,135
                                                  -----------    -----------

    Precision Ball Bearings                            13,654         12,475
    Electronic Interconnect Products                    8,852          8,679
                                                  -----------    -----------
        Total ICG                                      22,506         21,154

    Non-allocated assets                               14,871         13,403
    Net assets of discontinued operations                 750          7,002
                                                  -----------    -----------
          Total assets                                 75,758         78,694
                                                  ===========    ===========

                            AXSYS TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Included in non-allocated expenses are the following: general corporate expense, interest expense, amortization of goodwill and other income and expense. Identifiable assets by segment consist of those assets that are used in the segments' operations. Non-allocated assets are comprised primarily of goodwill and net deferred tax assets.

NOTE 10 - OTHER INFORMATION

                                                 SEPTEMBER 30,   DECEMBER 31,
                                                     1998           1997
                                                  -----------    -----------

Allowance for doubtful accounts                   $       487    $       265
                                                  ===========    ===========

Accumulated depreciation and amortization
 of property, plant and equipment                 $    10,623    $     8,502
                                                  ===========    ===========

Accumulated amortization of excess of cost
 Over net assets acquired                         $     1,485    $     1,162
                                                  ===========    ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth certain financial data as a percentage of net sales for the three month and nine month periods ended September 30, 1998 and 1997. The Company acquired the stock of Teletrac Inc. ("Teletrac") on May 30, 1997. This acquisition, which is part of the PSG, has been accounted for under the purchase method of accounting. Accordingly, the results of the continuing operations of Teletrac have been included in the Company's Condensed Consolidated Statements of Operations since the date of acquisition.

On September 16, 1998 the Company sold certain assets related to its Sensor Systems segment. The divestiture, which was previously part of the PSG, has been accounted for as a discontinued operation. Accordingly, the results of the operations of this division through the date of the sale and the loss from the disposal are reflected in discontinued operations.

                                                   THREE MONTHS ENDED SEPTEMBER 30,        NINE MONTHS ENDED SEPTEMBER 30,
                                                   -------------------------------         -------------------------------
                                                       1998               1997                1998                1997
                                                   -----------         -----------         -----------         -----------
Net sales:
    PSG                                                   61.1%               63.5%               62.2%               60.9%
                                                   -----------         -----------         -----------         -----------
    Precision Ball Bearings                               22.9                22.6                22.0                23.7
    Electronic Interconnect Products                      16.0                13.9                15.8                15.4
                                                   -----------         -----------         -----------         -----------
        Total ICG                                         38.9                36.5                37.8                39.1
                                                   -----------         -----------         -----------         -----------
            Total Company                                100.0               100.0               100.0               100.0
                                                   -----------         -----------         -----------         -----------

Cost of sales                                             75.9                71.5                73.0                72.1
                                                   -----------         -----------         -----------         -----------

Gross profit                                              24.1                28.5                27.0                27.9
                                                   -----------         -----------         -----------         -----------
Operating expenses:
    Selling, general and administrative expenses          15.6                17.3                17.4                17.5
    Amortization of intangible assets                      0.4                 0.4                 0.4                 0.3
                                                   -----------         -----------         -----------         -----------
                                                          16.0                17.7                17.8                17.8
                                                   -----------         -----------         -----------         -----------
Operating income                                           8.1                10.8                 9.2                10.1
    Interest expense                                       0.8                 2.7                 0.8                 2.5
    Other expense                                          0.1                   -                 0.1                   -
                                                   -----------         -----------         -----------         -----------

Income from continuing operations before taxes             7.2                 8.1                 8.3                 7.6
    Provision for income taxes                               -                 3.3                 1.2                 3.1
                                                   -----------         -----------         -----------         -----------
Income from continuing operations                          7.2                 4.8                 7.1                 4.5

Discontinued operations:
  Income (loss) from operations, net of taxes                -                   -                 0.1                   -
  Loss on disposal, net of taxes                          (9.5)               (0.8)               (2.8)               (0.3)
                                                   -----------         -----------         -----------         -----------
Net Income                                                (2.3)%               4.0%                4.4%                4.2%
                                                   ===========         ===========         ===========         ===========

Gross profit (as a percentage of related net sales):
 PSG                                                      21.1%               27.7%               25.2%               26.1%
 ICG                                                      28.8                29.8                29.9                30.6


COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

NET SALES. Net sales decreased by 13.0%, or $3.9 million, from $30.2 million in the three month period ended September 30, 1997 to $26.3 million in the same period of 1998. The PSG's sales decreased by 16.3%, or $3.1 million, from $19.2 million in 1997 to $16.1 million in 1998. This decrease was primarily the result of a decline in revenue in the space and electronics capital equipment markets. The PSG sales to the electronics capital equipment market have decreased as a result of the continuing difficulties in the Asian economy and specific weakness in the data storage and semiconductor segments of that market. The decline in the PSG sales to the space market is primarily due to the timing of satellite programs. Smaller PSG sales declines in the digital imaging and industrial automation markets were offset by higher revenues in the defense market. The ICG's sales decreased by 7.3%, or $0.8 million, from $11.0 million in 1997 to $10.2 million in 1998. Sales of electronic interconnect products remained flat over the prior year. Sales of precision ball bearings were down 11.7% over the prior year primarily due to the weak electronics capital equipment market.

GROSS PROFIT. The Company's gross profit decreased by 26.4%, or $2.3 million, from $8.6 million in 1997 to $6.3 million in 1998. Gross profit margin decreased from 28.5% of net sales in 1997 to 24.1% in 1998. The gross margin for the PSG decreased from 27.7% of net sales in 1997 to 21.1% in 1998 and for the ICG, decreased from 29.8% of net sales in 1997 to 28.8% in 1998. The decline in the PSG gross profit margin was due primarily to the lost variable contribution margin on the decline in sales and higher fixed overhead spending. The decline in the ICG's sales was primarily in precision ball bearings which has a higher variable cost of sales content than the Company's other businesses. As such, the effect of the lower sales volume on the ICG's gross margin was not as significant.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses decreased by 21.9%, or $1.1 million, from $5.2 million in 1997 to $4.1 million in 1998. As a percentage of net sales, SG&A decreased from 17.3% in 1997 to 15.5% in 1998. The decrease in SG&A expenses is primarily due to a decrease in incentive compensation expense.

INTEREST EXPENSE. Interest expense decreased by 73.9%, or $608,000, from $823,000 in 1997 to $215,000 in 1998. The decrease in interest expense was primarily due to lower average borrowings during 1998 resulting from the Company's use of the net proceeds (approximately $19.5 million) from its stock offering in late October of 1997 to repay indebtedness under the Company's senior credit facility.

TAXES. The Company's effective tax rate, decreased from 40.7% in 1997 to none in 1998. As discussed in Note 8 to the Condensed Consolidated Financial Statements, the Company offset its normal third quarter continuing operations tax provision by the reversal of a portion of its tax valuation allowance. As of September 30, 1998, the remaining tax valuation allowance is approximately $1.6 million. The Company will continue to assess the realizability of its deferred tax assets in future periods.

DISCONTINUED OPERATIONS. In September 1998, the Company sold its Sensor Systems business unit and recorded a loss on the disposal of $2.5 million, net of a tax benefit of $1.8 million. Results of operations from the discontinued business have been reported separately from continuing operations in all periods presented. In the third quarter of 1997, the Company recorded a discontinued operation charge of $244,000, net of a tax benefit of $156,000, to increase its environmental reserve for the remediation of a previously discontinued operation site.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

NET SALES. Net sales increased by 5.1%, or $4.3 million, from $85.6 million in the nine month period ended September 30, 1997 to $89.9 million in the same period of 1998. The PSG's sales increased by 7.2%, or $3.8 million, from $52.2 million in 1997 to $55.9 million in 1998. The increase in PSG's sales is primarily due to the acquisition of Teletrac. Lower sales to the space market, primarily due to the timing of satellite programs, were offset by increased sales to the defense and digital imaging markets. The ICG's sales increased by 1.8%, or $0.6 million, from $33.4 million in 1997 to $34.0 million in 1998. Sales of electronic interconnect products grew 7.6%, or $1.0 million over the prior year as a result of the introduction and continuing acceptance of new product offerings and market share gains. Sales of precision ball bearings were down 2.1% over the prior year primarily as a result of a decline in sales to the weak electronics capital equipment market.

GROSS PROFIT. The Company's gross profit increased by 1.8%, or $0.4 million, from $23.8 million in 1997 to $24.3 million in 1998. Gross profit margin decreased from 27.9% of net sales in 1997 to 27.0% in 1998. The gross margin for the PSG decreased from 26.1% of net sales in 1997 to 25.2% in 1998 and for the ICG, decreased from 30.6% of net sales in 1997 to 29.9% in 1998. The decrease in gross profit margin for both the PSG and ICG was primarily due to higher spending on fixed overhead.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses increased by 4.5%, or $0.7 million, from $15.0 million in 1997 to $15.6 million in 1998. As a percentage of net sales, SG&A decreased from 17.5% in 1997 to 17.4% in 1998. The increase in SG&A expenses in absolute dollars was primarily due to the acquisition of Teletrac partially offset by a decrease in incentive compensation expense.

INTEREST EXPENSE. Interest expense decreased by 64.9%, or $1,405,000, from $2,166,000 in 1997 to $761,000 in 1998. The decrease in interest expense was primarily due to lower average borrowings during 1998 resulting from the Company's use of the net proceeds (approximately $19.5 million) from its stock offering in late October of 1997 to repay indebtedness under the Company's senior credit facility.

TAXES. The Company's effective tax rate, decreased from 40.3% in 1997 to 14.2% in 1998. As discussed in Note 8 to the Condensed Consolidated Financial Statements, the Company offset its normal second and third quarter continuing operations tax provision by the reversal of a portion of its tax valuation allowance.

DISCONTINUED OPERATIONS. See discussion in "Comparison of the Three Months Ended September 30, 1998 and September 30, 1997".

PREFERRED STOCK DIVIDENDS. Preferred Stock dividends decreased 100%, or $102,000, to none in 1998. The decrease in Preferred Stock dividends was due to the Company's exchange of Preferred Stock for Common Stock and subsequent redemption of remaining Preferred Stock during 1997 (see Note 7 to the Condensed Consolidated Financial Statements). As a result of such redemption, there is no Preferred Stock outstanding and there are no accrued and unpaid dividends.

BACKLOG

A substantial portion of the Company's business is of a build-to-order nature requiring various engineering, manufacturing, testing and other processes to be performed prior to shipment. As a result, the Company generally has a significant backlog of orders to be shipped. The Company's backlog of orders decreased by 9.5% or $4.5 million, from $51.8 million at December 31, 1997 to $47.3 million at September 30, 1998. The decrease in backlog was primarily due to a decline in orders from the electronics capital equipment and space markets. The decline in the electronics capital equipment market is due primarily to the continuing difficulties in the Asian economy and specific weakness in the data storage and semiconductor segments of that market. The decline in bookings from the space market is primarily due to the timing of satellite programs. Orders from the next significant satellite program are not anticipated in the current fiscal year. The Company believes that a substantial portion of the backlog of orders at September 30, 1998 will be shipped over the next twelve months.

LIQUIDITY AND CAPITAL RESOURCES

The Company funds its operations primarily from cash flow generated by operations and, to a lesser extent, from borrowings under its credit facility and through capital lease transactions.

Net cash provided by operations for the nine months ended September 30, 1998 and 1997 was $6.4 million and $7.1 million, respectively. The decrease in cash provided from operations in 1998 was primarily due to increased working capital requirements. This use of cash was partially offset by an increase in net income as adjusted for the realization of tax loss carryforwards, deferred income taxes and non-cash amortization and depreciation, as well as lower funding of discontinued operations. At December 31, 1997, the Company had approximately $1.3 million of net operating losses and $0.5 million of tax credits available to reduce future taxable income. The net operating losses and a substantial portion of the tax credits will be used to offset tax payments in 1998.

The Company's working capital was $28.8 million and $24.9 million on September 30, 1998 and December 31, 1997, respectively.

Net cash used in investing activities for the nine months ended September 30, 1998 and 1997 was $1.8 million and $9.3 million, respectively. During 1997, the Company acquired Teletrac for cash consideration of $7.3 million. During 1998, the Company increased its capital expenditures by $1.0 million over the prior year, primarily on machinery and equipment to expand or improve on capabilities and to lower operating costs, and made a $0.7 million advance to a third party (see Note 5 to the Condensed Consolidated Financial Statements). In addition, the Company received net proceeds from the sale of Sensor Systems of $1.7 million in 1998.

The Company had no material commitments for capital expenditures as of September 30, 1998.

The Company has an $11.0 million senior secured revolving credit facility which expires on April 25, 2000 (the "Credit Facility"), of which $2.7 million was outstanding as of September 30, 1998. The Credit Facility contains restrictive covenants which, among other things, impose limitations with respect to the incurrence of additional liens and indebtedness, mergers, consolidations and specified sale of assets and requires the Company to meet certain financial tests including minimum levels of earnings and net worth and various other financial ratios. In addition, the Credit Facility prohibits the payment of cash dividends. The Company believes that the remaining availability under the Credit Facility and cash generated from operations will be sufficient to finance its future capital expenditures, working capital requirements and the purchase of additional Company Common Stock for at least the next 12 months.

YEAR 2000

The Company is continuously monitoring Year 2000 compliance issues effecting its information technology ("IT") and non-IT systems. No significant non-IT system Year 2000 compliance issues have been identified.

As related to IT systems, the Company is in the process of implementing new management information systems at three of its business units. While the implementation of these new systems does address Year 2000 concerns, Year 2000 compliance was not the predominant justification supporting such investments. These new IT systems are expected to enhance future operations through improved operating management and efficiencies. It is anticipated that the new systems will be fully operational by the end of the first quarter of 1999. The cost of these new systems is projected to be approximately $1.1 million of which $0.9 million will be capitalized and depreciated over future periods. Approximately $0.9 million has been spent through September 1998, including $0.3 million spent in 1997. Substantial progress has been made on the implementation of these new management information systems and no unmanageable problems have been identified. In addition, the projected completion date for these implementations allows adequate time to identify and correct potential hardware or software problems that may arise. As such, no further contingency plans have been formulated.

The Company is in the process of surveying material third parties such as customers, vendors, banks and others to determine their Year 2000 readiness. While it is not possible to fully assess the actual readiness of these third parties, a majority of their responses indicate that they are or will be Year 2000 compliant. For those vendors who have not responded satisfactorily, alternative sources will be identified.

RECENTLY ISSUED ACCOUNTING STANDARDS

Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. Management does not believe that the implementation of the statement will have a material impact on the consolidated financial position or consolidated results of operations of the Company.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable as of September 30, 1998.

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None during the quarter ended September 30, 1998.

ITEM 5. OTHER INFORMATION

    Not applicable during the quarter ended September 30, 1998.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)    Exhibits:

        Exhibit 27:   Financial Data Schedule (For SEC use only).

        Exhibit 99.1: Company press release regarding stock repurchase program.

        Exhibit 99.2: Company press release regarding strategic alliance with
                      Westlake Technologies Corporation.

        Exhibit 99.3: Company press release regarding divestiture of Sensor
                      Systems division.

b)    Reports on Form 8-K

        None during the quarter ended September 30, 1998.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated this 11th day of November, 1998.

Date:  November 11, 1998                AXSYS TECHNOLOGIES, INC.



                                        By: /s/ Stephen W. Bershad
                                            -------------------------------
                                            Stephen W. Bershad
                                            Chairman of the Board and
                                            Chief Executive Officer

                                        By: /s/ Raymond F. Kunzmann
                                            -------------------------------
                                            Raymond F. Kunzmann
                                            Vice President-Finance
                                            and Chief Financial Officer