Form 10-K
period 1998-12-31
AXSYS TECHNOLOGIES INC
filed 1999-03-25
CIK 206030

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

For the Fiscal Year Ended December 31, 1998         Commission File No.: 0-16182

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

                                   ----------

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |X|.

Aggregate market value of the voting stock held by non-affiliates of the registrant as of the close of business on March 12, 1999, $45,465,000.

Common Stock outstanding at March 12, 1999: 4,007,135 shares.

                       Documents Incorporated by Reference

       Document                                             Form 10-K Reference
       --------                                             -------------------

Portion of Axsys Technologies, Inc. Notice of Annual
Meeting of Stockholders and Proxy Statement.               Part III, Items 10-13

================================================================================

PART I
Item 1. BUSINESS

      The Company is a leading designer and manufacturer of high-performance custom micro-positioning and precision optical components, subsystems and systems for a variety of end-users in the defense, space, high-end digital imaging and electronics capital equipment markets. The Company also designs, manufactures and sells interconnect devices and distributes precision ball bearings for use in a variety of industrial, commercial and consumer applications. Axsys is incorporated in Delaware, and the Company's common stock is traded on the NASDAQ National Market under the symbol "AXYS."

      The Company's products range from components and integrated assemblies to turnkey systems. The Company utilizes high precision positioning and optical technologies to develop products that enhance the accuracy, throughput and yield of the end-user's equipment and processes. The Company sells its products to a wide variety of original equipment manufacturers ("OEMs") who design high-precision, performance and throughput equipment and end-users who require such equipment.

      Through its Precision Systems Group ("PSG"), the Company offers its capabilities in magnetics, electronics, precision optics, precision machining and systems integration to high-performance OEM's and end-users, enabling them to design and utilize systems that meet leading-edge performance requirements. The PSG designs, manufactures and sells high-end components such as precision sensors, high-performance motors, precision metal optics and airbearings. These products enable OEMs to improve measurement precision, positioning performance (speed and power), inspection throughput and manufacturing yields. The PSG also designs, manufactures and sells subsystems which integrate several of the Company's components. For example, a rotary positioning actuator, which is comprised of a direct drive motor and a resolver, is a subsystem used in cluster tool robotics for positioning semiconductor wafers. In addition, PSG designs, manufactures and sells systems, such as head stack assembly ("HSA") testers used to dynamically test computer disk drive magnetic heads.

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

            The Company has grown significantly in recent years through acquisitions, increased market share and successful new product introductions. Axsys has increased its capabilities in systems integration through its acquisition in April 1996 of Precision Aerotech, Inc. ("PAI") and its subsidiaries Speedring, Inc., a provider of precision machined specialty metals such as beryllium, and Speedring Systems, Inc., a manufacturer of high-performance laser scanners and optics. The Company further expanded its market presence in precision machining with its acquisition of Lockheed Martin Beryllium Corporation ("LMBC"), a supplier of precision-machined beryllium components, in October 1996. In addition, the May 1997 acquisition of Teletrac Inc. ("Teletrac"), a manufacturer of laser-based precision measurement systems increased the Company's presence in the electronics capital equipment market.

Market Overview

      The Company's products are sold to a wide variety of customers in five primary markets:

      Defense. The defense industry has historically been a large consumer of high-performance components. Although overall defense spending has declined over the past several years, the defense market for upgrading existing platforms, including the development of "smart weapons," has grown during this time period. The U.S. government's spending on upgrades of existing platforms include state-of-the-art electronics, enhanced night vision systems, radar and guidance systems, and missile seeker technologies, all of which incorporate high-performance components provided by suppliers like the Company, including precision metal optics, high performance motors and sensors, and precision-machined structures.

      Space. The commercial space market has exhibited significant growth in recent years as a result of the deployment of communications and navigational satellites, as well as the increased demand for weather and scientific monitoring. The growth of the commercial space market has caused increased demand for light weight and high performance components, such as precision metal optics, high-performance motors, sensors, actuation devices, inertial stabilization components and beryllium components, each of which is supplied by the Company. To some extent, sales into this market are dependent on the timing of large satellite programs which can result in an uneven flow of orders and sales.

      High-End Digital Imaging. The high-end digital imaging market consists of film recording systems, including pre-press and printed circuit board layout film recorders, as well as laser projection systems. In these products, laser light is modulated, reflected off a mirror on a rotating opto-mechanical scanner and swept across a media such as film to create an image. In recent years, customers have demanded increased resolution and throughput capabilities in these high-end systems, requiring the use of improved optics, higher speed motors, airbearings and more sophisticated electronic controls. The Company supplies a variety of critical components and subsystems to this market, including high-performance motors, precision optics, high speed airbearing scanners and imaging engines.

      Electronics Capital Equipment. The electronics capital equipment market consists of equipment used to produce and test semiconductors, mass data storage drives and flat panel displays. The electronics capital equipment market has historically been cyclical in nature. For several years prior to 1998, the market expanded significantly as a result of growth in the sales of semiconductors, mass data storage drives and flat panel displays as well as the rapid technological advances relating to their manufacturing and testing. In 1998, however, this market has experienced a downturn due primarily to the difficult Asian economic environment. The Company believes that the key factors for the historical and future growth in demand for high-performance components and systems in the electronics capital equipment market are: (i) the miniaturization of products, creating the need for smaller components and precise tolerances; (ii) faster production cycles to meet product demand; (iii) the need for higher production yields; and (iv) increased outsourcing of the design and manufacture of electro-mechanical and electro-optical subsystems and systems. High-performance components and systems provide electronics capital equipment manufacturers with more precise testing and process control devices which are designed to detect minute manufacturing deviations, to reduce manufacturing costs, and to increase throughput and yield in the manufacturing process.

      Industrial Automation. The industrial automation market consists of a wide range of industrial and commercial products, including machine tools, process controls and heating, ventilation and air conditioning ("HVAC") systems, which the Company primarily serves through its Industrial Components Group. OEM's in these markets typically purchase commodity-type and standardized products which must be delivered on a short lead-time basis.

Business Strategy

      The Company's primary objective is to maintain and enhance its position as a leading provider of components, subsystems and systems that enhance throughput and yield to OEMs and end-users requiring high-performance devices in their equipment and quality assurance processes. The Company's business strategy is to leverage its component manufacturing expertise, significant resources and systems integration capabilities to develop higher-level subsystems and systems by employing its well-established micro-positioning and precision optical technologies, while maintaining and continuing to grow the bearing and interconnect businesses of the Industrial Components Group. Key elements of this business strategy include the following:

      Increase Subsystems and Systems Business. The Company intends to continue its development of subsystems and systems by integrating its core component technologies with its systems integration capabilities to provide customers with high performance systems at competitive prices. For example, the Company introduced a low cost head-stack assembly tester for disk drive manufacturers which integrates technologies from its acquisitions of Teletrac and Speedring Systems. In addition, the Company is currently developing a product which integrates the scanning technology of Speedring Systems with the linear positioning capabilities of Teletrac for use in high-end digital imaging applications.

      Capitalize on Cross-Selling Opportunities. The Company recently reorganized its sales force within the PSG in order to increase sales through its existing distribution channels. In order to capitalize on the existing relationships within its sales organization, the Company has created two integrated sales and marketing organizations, one of which is focused on the aerospace and defense markets and the other focused on the high-end commercial markets. The Company believes that it can generate additional revenue by cross-selling existing PSG products to existing customers as well as increasing the level of value added it provides to its customers.

      Increase Investment in Engineering and Research and Development. The Company believes that it enjoys a competitive advantage based on its significant investment in optical, magnetic, mechanical, electronic and software engineering resources and research & development in order to maintain and expand on the Company's existing technologies and capabilities. In addition, the Company continues to invest in sophisticated test equipment and state-of-the-art manufacturing equipment, such as computer numerically controlled ("CNC") mills and lathes, electrical discharge machines, diamond turning and lapping machines. In 1998 and 1997, the Company invested approximately $5.6 million (or 4.8% of sales) and $4.5 million (or 3.8% of sales) on engineering, research and development, respectively.

      Enhance Market Position Through Acquisitions and Strategic Alliances. The Company has significantly expanded its market presence and capabilities through acquisitions, and the Company plans to continue to grow through acquisitions. For example, the Company acquired PAI for its presence in the high-end digital imaging market and its optics and airbearing technologies and Teletrac for its market presence in the electronics capital equipment market and its systems integration capabilities. In addition, the Company entered into a strategic alliance with Westlake Technology Corporation ("WTC") in August 1998. This strategic alliance enables the Company to integrate WTC's advanced electronics into the test stands manufactured by Teletrac for the electronics capital equipment market. Although the Company reviews and considers possible acquisitions on an ongoing basis, no specific acquisitions are being negotiated or planned as of the date of this filing.

      Expand the Industrial Components Group. The Company intends to increase its sales of interconnect devices and precision ball bearings to the industrial and commercial automation markets through an increased focus on direct sales to strategic accounts. As part of this focus, the ICG works with its major customers to develop new interconnect products which can be sold generally in the marketplace.

Technologies, Products and Capabilities

      Precision Systems Group. The PSG has integrated several key technologies and acquired or developed systems integration capabilities which has enabled them to design and manufacture a wide variety of high-performance precision optical and micro-positioning components, subsystems and systems. These key technologies include:

      Magnetics. The Company designs, manufactures and sells high-performance motors and precision resolvers using state-of-the-art magnetic technologies and materials. Applications for these high-performance components include precision semiconductor processing and inspection equipment, missile seeker systems, guidance systems and satellite actuators.

      Precision Machining. The Company's capabilities, which allow for very precise and exacting measurements, are applied in the precision machining of various metals for precision optics applications, airbearings, heat sinks, structural housings and gimbals. The Company's airbearings provide precision positioning and high speeds, and are used in high speed scanners and weapons guidance systems. The Company's heat sinks are used to dissipate heat in high-performance avionics and satellite electronics, and the Company's gimbals are used in various applications, including positioning optical sensors in forward looking infrared ("FLIR") night vision systems. The Company also precision machines optical substrates used by the Company and other manufacturers in a variety of precision metal optics applications.

      Optics. The Company designs and manufactures a broad range of precision metal optics components. Precision metal optics are used in applications where performance requirements cannot be met with glass. The advantages of metal include lighter weight and ease of mechanical interface with housing and actuation devices. Precision metal optic components sold by the Company are used in high speed electro-mechanical scanners, weapons fire control systems, FLIR night vision weapons systems and high-performance spaceborne instruments used on weather, mapping and scientific satellites.

      Electronics. The Company designs and manufactures several key electronic components for the electronics capital equipment and high-end digital imaging markets including laser interferometers and electronic controllers and drives. The Company's electronics components control the speed and position of electro-mechanical systems, such as precision motors, actuators, X-Y positioning stages and laser scanners. Laser interferometers, which are designed to permit precise linear position sensing, are used principally in the electronics capital equipment market. Electronic controllers coordinate the positioning and speed of electro-mechanical systems by interfacing with other motion control components. Drives provide power to a motor based on input from the controller in order to achieve a designated position or to achieve a specific speed.

      The following table summarizes the Company's component products and services by the technologies they incorporate:

============================================================================================
                                      PSG Technologies
--------------------------------------------------------------------------------------------
      MAGNETICS         PRECISION MACHINING     PRECISION OPTICS          ELECTRONICS
--------------------------------------------------------------------------------------------
o AC Motors             o Airbearing           o Scanning Optics     o Laser Interferometers
o Brush and Brushless     Components             - Polygon Mirros    o AC and DC motor
  DC Motors:            o Optical Substrates     - Monogon Mirrors     speed controls
  - Torque              o Structural           o Flat Optics         o Custom DSP Motion
  - Servo                 Housings               - Head Mirrors        Controllers
  - Limited Angle       o Gimbals & Yokes        - Fold Mirrors      o Motor Drives
o Resolvers             o Heat Sinks           o Aspherics
o Synchros                                       - Telescopes
                                                 - Collimators
============================================================================================

      Systems Integration Capabilities. The Company has introduced products integrating each of PSG's core technologies and systems integration capabilities to provide high-performance subsystems and systems to its customers. The Company's precision subsystems include X-Y positioning stages and rotary positioning subsystems such as actuators, opto-mechanical laser scanners and imaging subsystems as well as laser tracking autofocus subsystems, each of which employs the Company's motion control or optics technologies. The X-Y stage positioning subsystems are used in high-precision or high-performance applications, such as semiconductor and flat panel display positioning subsystems for use in processing or testing. The rotary positioning subsystems are used in applications such as night vision systems for defense contractors and cluster tool robotics in electronics capital equipment. The laser scanning and imaging subsystems are used by pre-press equipment manufacturers and semiconductor inspection equipment manufacturers. The laser autofocus, which is used to automatically focus a microscope, is sold to OEMs which manufacture automated optical inspection machines used in the electronics capital equipment market.

      The Company is currently developing additional integrated systems, such as an imaging engine for digital imaging pre-press applications, and expects that additional integration opportunities will be identified as customers continue to outsource the development of highly engineered precision electro-mechanical and electro-optical subsystems and systems.

      The following table illustrates how the PSG's technologies, products and capabilities are integrated to develop subsystems and systems:

============================================================================================
                              PSG TECHNOLOGIES AND CAPABILITIES
--------------------------------------------------------------------------------------------
 SUBSYSTEMS
     &                                      PRECISION
  SYSTEMS                 OPTICS            MACHINING        MAGNETICS        ELECTRONICS
--------------------------------------------------------------------------------------------
Laser Scanner        o Scanning Optics     o Airbearing   o Brushless DC    o Speed Control
                                                            Servo Motor     o Motor Drive
--------------------------------------------------------------------------------------------
                     o Scanning and Flat   o Airbearing   o Brushless DC    o Speed Control
Laser Imager           Optics                               Servo Motor     o Motor Drive
--------------------------------------------------------------------------------------------
                                                          o Brushless DC    o Position
Laser Autofocus                                             Servo Motor       Controller
                                                                            o Motor Drive
--------------------------------------------------------------------------------------------
Rotary Positioning                                        o Brushless DC    o Position
     Actuator                                               Servo Motor       Controller
                                                          O Resolver        o Motor Drive
--------------------------------------------------------------------------------------------
                     o Flat Optics         o Airbearing   o Linear Motor    o Laser
                                                                              Interferometer
    X-Y Stage                                                               o Position
                                                                              Controller
                                                                            o Motor Drive
--------------------------------------------------------------------------------------------
                                           o Airbearing   o Brushless DC    o Laser
     HGA/HSA                                                Limited Angle     Interferometer
     Testers                                                Motor           o Position
                                                                              Controller
                                                                            o Motor Drive
--------------------------------------------------------------------------------------------
Disk Test Spindle                          o Airbearing   o Brushless DC    o Speed Control
                                                            Servo Motor     o Motor Drive
============================================================================================

      Industrial Components Group. The ICG designs, manufactures and sells a full line of barrier terminal blocks, connectors and interconnect devices and also distributes a broad array of precision ball bearings.

      Terminal Blocks and Connectors. The Company provides a broad array of terminal blocks and connectors for the industrial automation market. The core product line is based on "U.S.-Style" terminal blocks, which have been the mainstay of controls made by OEMs in the United States for several decades. The Company has also developed a broad line of "Euro-Style" terminal blocks, which were introduced by European manufacturers who began to enter the U.S. market in the mid-1980s.

      The terminal blocks and connectors market is directly related to the use of computer controls in a variety of industrial and commercial applications, such as machine controllers, motor regulation or security controls. The terminal blocks provide a simple method for point of use installation and/or interchangeability of electronic components between the computer control's printed circuit board and the device that the computer is sensing or driving.

      Precision Ball Bearings. The Company distributes a wide range of precision ball bearings varying in size, precision tolerance, lubrication and price. The Company also provides certain value-added services, such as bearing subassemblies, bearing relubrication, white room handling of products and engineering consultation. The Company has developed distribution arrangements with several foreign bearing manufacturers which has significantly increased the Company's market presence and product breadth.

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

      There are a limited number of competitors in each of the markets for the various types of precision optical and positioning components and subsystems, and electrical/electronic terminal block and connector devices manufactured and sold by the Company. These competitors, especially those in the precision optical and positioning product lines, are typically focused on a smaller number of product offerings than the Company, and are often well entrenched. Some of these competitors have substantially greater resources than the Company. The Company believes, however, that the breadth of its technologies and product offerings provide it with a competitive advantage over certain manufacturers that supply only discrete components or are not vertically integrated with enabling technologies.

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

      There is no customer or group of affiliated customers for which sales during 1998 were in the aggregate 10% or more of the Company's consolidated net sales, and, in the Company's opinion, there is no customer, the loss of which would have a material adverse effect on the Company's operations taken as a whole.

      In 1998 and 1997, the Company had aggregate sales, both military and non-military, directly to the U.S. Government, including its agencies and departments, of approximately $2.4 million and $3.5 million, respectively. These sales accounted for approximately 2.1% and 3.0% of total net sales in 1998 and 1997, respectively. Approximately 21.5% of net sales in 1998 and 24.7% in 1997 were derived from subcontracts with U.S. Government contractors. The majority of these contracts may be subject to termination at the convenience of the U.S. Government, and certain contracts may also be subject to renegotiation. Currently, the Company is not aware of any proposed termination or renegotiation of such contracts which would have a material adverse effect on its business.

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

Sales, Marketing and Customer Support

      As of December 31, 1998, the Company employed 62 sales, marketing and customer support personnel of whom 33 were involved with the PSG's product offerings and 29 were involved with the ICG's product offerings. Historically, the Company's sales organization has been organized along product lines with four product-specific direct sales organizations in the PSG and two direct sales organizations in the ICG. The Company recently reorganized its sales force within the PSG in order to increase sales through its existing distribution channels. In order to capitalize on the existing relationships within its sales organization, the Company has created two integrated sales and marketing organizations, one of which is focused on the aerospace and defense markets and the other focused on the high-end commercial markets. The Company believes that it can generate additional revenue by cross-selling existing PSG products to existing customers as well as increasing the level of value added it provides to its customers. There can be no assurance that these efforts will be successful and lead to increases in the Company's sales or that the Company will recover its additional costs in implementing this strategy.

      Also as of December 31, 1998, the PSG's direct sales organization included 9 direct sales field personnel, most of whom have engineering backgrounds, with the remainder involved in inside sales, customer service, program management, contract administration and applications engineering. The ICG's direct sales organization included 11 direct sales field personnel, with the remainder involved in inside sales, customer service, product management, contract administration and applications engineering. The Company believes that its sales effort is enhanced by having engineering-trained sales personnel available to meet with customers' engineering personnel. In addition, the Company's application and design engineers are used to enhance the sales process.

      The PSG and the ICG also sell their products through over 200 manufacturer's sales representatives and agents. Although the Company believes it has good relationships with these sales representatives and agents, there can be no assurance that these relationships will continue to be satisfactory or will continue at all.

Domestic and Foreign Sales

      For information concerning the Company's domestic and foreign net sales and identifiable assets from continuing operations see Note 9 to the Consolidated Financial Statements.

Engineering, Research and Development

      The Company seeks to develop new component products, subsystems and systems and improve existing products in order to keep pace with customers' increasing performance requirements. The Company devotes significant resources, a portion of which is reimbursed by customers, to development programs directed at creating new products and product enhancements, as well as developing new applications for existing products. Because the Company believes that its ability to compete effectively depends in part on maintaining and enhancing its expertise in applying new technologies and developing new products, the Company dedicates substantial resources to engineering, research and development. At December 31, 1998, the Company employed 88 individuals in its engineering, research and development functions. There can be no assurance that the Company's product development efforts will be successful in producing products that respond to technological changes or new products introduced by others.

      The Company's cost associated with engineering and research and development were $5.6 million, $4.5 million and $3.4 million in 1998, 1997 and 1996, respectively. During such periods, $3.6 million, $3.2 million and $2.4 million, respectively, were incurred in research and development. Of the research and development amounts, the Company recovered from customers approximately 11.0%, 9.5% and 15.3%, respectively. The Company intends to direct its research and development activities to integrating its various technologies and continuing to develop subsystems and systems.

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

      The Company has been identified as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") with respect to two third-party waste disposal sites. In 1996, the Company entered into a settlement agreement and paid approximately $1,000 with respect to one of these sites. Although liability under CERCLA is joint and several, meaning that liability can exceed a PRP's pro rata share of cleanup costs, based on currently available information, the Company believes that costs associated with the two remaining sites will not have a material adverse effect on the Company.

      The Company, pursuant to a remedial plan approved by the Ohio Environmental Protection Agency ("Ohio EPA") in 1993, is in the process of investigating soils and groundwater at a site formerly owned by a division of the Company, and has conducted certain remedial work at this site. Costs to date have not been material to the Company. In September 1997, however, the Company determined to pursue a closure plan related to such site that is currently expected to involve additional costs in the range of approximately $600,000 to $1.5 million. This plan is subject to the approval of the Ohio EPA. Based on the advice of its consultants, the Company increased its reserves relating to this site to approximately $600,000, with a resulting charge to discontinued operations in 1997 of $400,000, before a tax benefit of $156,000. At December 31, 1998 the remaining balance in this reserve was approximately $500,000. Based on the advice of its environmental consultants, the Company believes that the Ohio EPA is likely to allow use of the Company's proposed alternate plan. There can be no assurance, however, that an alternate remedial plan will be approved by the Ohio EPA. If such approval is not received, costs to the Company would increase substantially. In addition, even if approval is received, the costs actually incurred may exceed the reserves established. The Company anticipates that actual expenditures will be incurred over a period of several years.

      In addition, the current owner of a site formerly owned by a subsidiary of PAI has asserted that the subsidiary is responsible for investigation and remediation costs with respect to this site. No litigation has been brought against the Company, and the Company has received no correspondence or other communication for several years with respect to this site. At this time the Company is unable to assess the extent of its potential liability, if any, with respect to this site or to form a judgement as to the likelihood of an unfavorable outcome in the event litigation were to be commenced.

      The Company uses or generates certain hazardous substances in its manufacturing and engineering facilities. The Company believes that its handling of such substances is in material compliance with applicable local, state and federal environmental, safety and health regulations at each operating location. The Company invests in proper protective equipment, process controls and specialized training to minimize risks to employees, surrounding communities and the environment due to the presence and handling of such hazardous substances. The Company periodically conducts employee physical examinations and workplace air monitoring regarding such substances. When exposure problems or potential have been indicated, corrective actions have been implemented and re-occurrence has been minimal or non-existent. The Company does not carry environmental impairment insurance.

Employees

      As of December 31, 1998, the Company employed 820 persons in the United States, including 589 in manufacturing, 62 in sales, 88 in engineering and 81 in administration. The Company considers its relations with its employees to be satisfactory. There has been no significant interruption of operations due to labor disputes.

Item 2. PROPERTIES

      The Company leases its executive office, located at 910 Sylvan Avenue, Englewood Cliffs, New Jersey. The principal plants and other materially important properties at December 31, 1998 are:

                          Type of                      Square    Leased;
Location                  Facility                     Footage   Expiration
--------                  --------                     -------   ----------

Cullman, AL               Manufacturing, Engineering   110,000   Owned
Gilford, NH               Manufacturing, Engineering    84,250   Owned
Montville, NJ             Distribution                  76,200   Leased; 1999
San Diego, CA             Manufacturing, Engineering    63,100   Leased; 2000
Rochester Hills, MI       Manufacturing, Engineering    35,000   Leased; 1999
Santa Barbara, CA         Manufacturing, Engineering    13,800   Leased; 1999
Irvine, CA                Distribution                   7,800   Leased; 2000
Dallas, TX                Distribution                   2,950   Leased; 2002

      All of the facilities owned by the Company are subject to mortgages or security interests which secure the Company's obligations under its revolving credit facility or industrial development bonds (see Note 6 to the Consolidated Financial Statements).

      Management believes that the Company's facilities are generally sufficient to meet its current and reasonably anticipated manufacturing, distribution and related requirements. The Company, however, periodically reviews its space requirements to ascertain whether its facilities are sufficient to meet its needs. The leases on the Company's facilities expire between 1999-2002. The Company is currently evaluating its options for each of these facilities and does not expect any disruption to its operations at the expiration of the current lease.

Item 3. LEGAL PROCEEDINGS

      The Company is a defendant in various lawsuits, none of which is expected to have a material adverse effect on the Company's business, financial position, or results of operations. See "Business--Environmental Regulations."

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None during the quarter ended December 31, 1998.

                                    PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's common stock trades on the Nasdaq National Market under the Symbol "AXYS". The following table sets forth the range of high and low sales prices as reported by the Nasdaq National Market:

                                            1998                    1997
                                     -------------------     -------------------
                                       High      Low           High      Low
                                     --------  ---------     --------  ---------

Fiscal Years Ended December 31:
      First Quarter                  $ 27 1/2   $ 17 3/8     $ 17 1/2   $ 10
      Second Quarter                   27 1/2     17 3/4       25 1/4     12
      Third Quarter                    21 7/8     10 9/16      37         22 1/4
      Fourth Quarter                   15          8 3/4       38         16 7/8


      On March 12, 1999, the high and low sales price was $18 1/8.

      On March 12, 1999, the approximate number of holders of record of the Common Stock was 563.

Dividend Policy

      The Company has applied and currently intends to continue to apply its retained and current earnings toward the development of its business and to finance the growth of the Company. The Company did not pay dividends on its Common Stock during the three years ended December 31, 1998, and does not anticipate paying cash dividends in the foreseeable future. The Company's credit facility prohibits the payment of cash dividends.

Item 6.  SELECTED FINANCIAL DATA

           The following selected financial data for the five fiscal years presented below is derived from the audited Consolidated Financial Statements of the Company as adjusted to reflect the discontinuance of the Sensor Systems business segment in 1998 and the Electronic Components group in 1994. The data should be read in conjunction with the Consolidated Financial Statements and the related Notes thereto included elsewhere herein.

                                                               Years Ended December 31,
                                                --------------------------------------------------------
                                                  1998       1997(1)     1996(2)      1995        1994
                                                --------    --------    --------    --------    --------
                                                         (In thousands, except per share data)
Statement of Operations Data:
Net sales ..................................    $116,581    $117,294    $ 82,420    $ 55,871    $ 52,924
Gross profit ...............................      35,343      36,098      24,173      16,668      17,014
Income from continuing operations before
    extraordinary items ....................       8,525       5,562       2,342         701       1,211
Net income .................................       6,099       5,134       2,682         884       3,681
Preferred stock dividends ..................          --         102         847         574         355
Net income applicable to common shareholders       6,099       5,032       1,835         310       3,326
Diluted net income per share from continuing
    operations before extraordinary items ..    $   2.02    $   1.55    $   0.55    $   0.05    $   0.50
Diluted net income per share applicable to
    common shareholders ....................    $   1.45    $   1.43    $   0.68    $   0.12    $   1.95
Weighted average common shares outstanding .       4,212       3,513       2,688       2,511       1,702

----------

                                                               Years Ended December 31,
                                                --------------------------------------------------------
                                                  1998        1997        1996        1995        1994
                                                --------    --------    --------    --------    --------
Balance Sheet Data:
Working capital ............................     $30,716     $24,947     $21,209     $11,559     $ 8,291
Total assets ...............................      76,211      78,694      61,757      39,630      40,682
Long-term debt and capital lease obligations
    (less current portion)(3) ..............       5,612       8,629      23,324      11,047      11,921
Shareholders' equity(3) ....................      52,128      47,317      19,165      14,745      13,269

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

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth certain financial data as a percentage of net sales for each of the past three years in the period ended December 31, 1998. The Company acquired the stock of Teletrac on May 30, 1997, the stock of PAI on April 25, 1996, and substantially all of the assets of LMBC on October 2, 1996. These acquisitions, which are all part of the PSG, have been accounted for under the purchase method of accounting. Accordingly, the results of the continuing operations of Teletrac, PAI and LMBC have been included in the Company's Consolidated Statement of Operations since their respective dates of acquisition (see Note 2 to the Consolidated Financial Statements).

On September 16, 1998 the Company sold its Sensor Systems business segment. This divestiture, which effective January 1, 1998 with the adoption of Statement of Financial Accounting Standards ("SFAS") No. 131, was treated as a separate segment and has been accounted for as a discontinued operation. Accordingly, the results of the operations of this business segment through the date of the sale and the loss from the disposal are reflected in discontinued operations.

                                                            Year Ended December 31,
                                                          ---------------------------
                                                            1998      1997      1996
                                                          -------   -------   -------
Net sales:
  PSG .................................................      63.0%     61.7%     48.2%
  ICG .................................................      37.0      38.3      51.8
                                                          -------   -------   -------
                                                            100.0     100.0     100.0
Cost of sales .........................................      69.7      69.2      70.7
                                                          -------   -------   -------

Gross profit ..........................................      30.3      30.8      29.3
                                                          -------   -------   -------

Operating expenses:
  Selling, general and administrative expenses ........      17.7      17.6      18.7
  Research and development ............................       3.1       2.7       2.9
  Amortization of intangible assets ...................       0.4       0.3       0.2
                                                          -------   -------   -------
                                                             21.2      20.6      21.8
                                                          -------   -------   -------
Operating income ......................................       9.1      10.2       7.5
  Interest expense ....................................       0.8       2.2       2.8
  Other expense .......................................       0.1        --        --
                                                          -------   -------   -------

Income from continuing operations before
  taxes and extraordinary items .......................       8.2       8.0       4.7
  Provision for taxes .................................       0.9       3.2       1.8
                                                          -------   -------   -------

Income from continuing operations before
  extraordinary items .................................       7.3       4.8       2.9
  (Loss)/income on discontinued  operations, net of tax      (2.1)     (0.3)      0.6
                                                          -------   -------   -------

Income before extraordinary items .....................       5.2       4.5       3.5
  Extraordinary charges, net of tax ...................        --      (0.1)     (0.2)
                                                          -------   -------   -------

Net income ............................................       5.2%      4.4%      3.3%
                                                          =======   =======   =======

Gross profit (as a percentage of related net sales):
   PSG ................................................      30.4%     30.3%     26.9%
   ICG ................................................      30.2      31.5      31.5

Comparison of Years Ended December 31, 1998 and December 31, 1997

      Net sales. Net sales decreased by 0.6%, or $0.7 million, from $117.3 million in 1997 to $116.6 million in 1998. The PSG's sales increased by 1.5%, or $1.1 million, from $72.4 million in 1997 to $73.5 million in 1998. The PSG's sales increased by approximately $4.0 million as a result of having a full year of operations from Teletrac, which was acquired in May 1997, and as a result of internal growth in the defense and digital imaging markets. These increases were offset by a decline in revenues from the electronics capital equipment and space markets. The decline in the electronics capital equipment market was the result of the continuing difficulties in the Asian economy and specific weakness in the data storage and semiconductor segments of that market. The decline in the space market was primarily due to the winding down of two major satellite programs. The ICG's sales decreased by 4.0%, or $1.8 million, from $44.9 million in 1997 to $43.1 million in 1998. Sales of electronic interconnect products grew 3.0%, or $0.5 million over the prior year as a result of the introduction and continuing acceptance of new product offerings. Sales of precision ball bearings were down 8.5%, or $2.3 million over the prior year primarily due to the weakness in the electronics capital equipment market and the manufacturing segment in general.

      Gross profit. The Company's gross profit decreased by 2.1%, or $0.8 million, from $36.1 million in 1997 to $35.3 million in 1998. Gross profit margin decreased from 30.8% of net sales in 1997 to 30.3% in 1998. The gross margin for the PSG increased from 30.3% of net sales in 1997 to 30.4% in 1998 and, for the ICG, decreased from 31.5% of net sales in 1997 to 30.2% in 1998. Gross profit margins in both the PSG and ICG were impacted by lower sales volume related inefficiencies, increased spending on engineering and manufacturing overhead, and higher depreciation expense. In the PSG, these inefficiencies were offset by a favorable mix of higher margin sales revenue.

      Selling, general and administrative expenses. SG&A expenses of $20.7 million in 1998 were substantially the same as 1997 as the increase in expense due to the inclusion of Teletrac for the full year was offset by lower incentive expense in 1998. As a percentage of net sales, SG&A was 17.7% in 1998, compared with 17.6% in 1997.

      Research and development expenses. R&D expenses increased by 14.7%, or $0.4 million, from $3.2 million in 1997 to $3.6 million in 1998. The increase in R&D expenses was primarily due to higher spending on new product development for the electronics capital equipment market and the inclusion of Teletrac for the full year.

      Interest expense. Interest expense decreased by 64.6%, or $1.7 million from $2.6 million in 1997 to $0.9 million in 1998. The decrease in interest expense was primarily due to lower average borrowings during 1998 resulting from the Company's use of the net proceeds (approximately $19.5 million) from its stock offering in late October of 1997 to repay indebtedness under the Company's senior credit facility.

      Taxes. The Company's effective tax rate, decreased from 40.3% in 1997 to 11.1% in 1998. As discussed in Note 8 to the Consolidated Financial Statements, beginning in the second quarter of 1998 the Company offset its normal continuing operations tax provision by the reversal of a portion of its tax valuation allowance. As of December 31, 1998, the remaining tax valuation allowance is approximately $0.9 million. The Company will continue to assess the realizability of its deferred tax assets in future periods.

      Discontinued operations. In September 1998, the Company sold its Sensor Systems business segment and recorded a loss on the disposal of $2.5 million, net of a tax benefit of $1.8 million. Results of operations from the discontinued business have been reported separately from continuing operations in all periods presented. In the third quarter of 1997, the Company recorded a discontinued operation charge of $244,000, net of a tax benefit of $156,000, to increase its environmental reserve for the remediation of a previously discontinued operation site.

      Preferred Stock dividends. Preferred Stock dividends decreased from $0.1 million in 1997 to none in 1998. The decrease in Preferred Stock dividends was due to the Company's exchange of Preferred Stock for Common Stock and subsequent redemption of remaining Preferred Stock during 1997 (see Note 5 to the Consolidated Financial Statements). As a result of such redemption, there is no Preferred Stock outstanding and there are no accrued and unpaid dividends.

Comparison of Years Ended December 31, 1997 and December 31, 1996

      Net sales. Net sales increased by 42.3%, or $34.9 million, from $82.4 million in 1996 to $117.3 million in 1997. The PSG's sales increased by 82.3%, or $32.7 million, from $39.7 million in 1996 to $72.4 million in 1997. Of this $32.7 million increase, approximately $20.3 million was attributable to the acquisitions of Teletrac, PAI, and LMBC. The remaining $12.4 million increase was the result of internal growth primarily in the space, electronics capital equipment and digital imaging markets. The ICG's sales increased by 5.2%, or $2.2 million, from $42.7 million in 1996 to $44.9 million in 1997. This increase was primarily due to higher sales of electronic connectors resulting from new product introductions to the industrial automation market.

      Gross profit. The Company's gross profit increased by 49.3%, or $11.9 million, from $24.2 million in 1996 to $36.1 million in 1997. Gross profit margin increased from 29.3% of net sales in 1996 to 30.8% in 1997. The gross margin for the PSG increased from 26.9% of net sales in 1996 to 30.3% in 1997 and, for the ICG, remained constant at 31.5% of net sales. The improvement in the PSG's gross margin was primarily due to the addition of higher margin revenue from the acquisitions of Teletrac and PAI, as well as from sales volume related operating efficiencies.

      Selling, general and administrative expenses. SG&A expenses increased by 34.0%, or $5.2 million, from $15.4 million in 1996 to $20.6 million in 1997. As a percentage of net sales, however, SG&A decreased from 18.7% in 1996 to 17.6% in 1997. The increase in SG&A expenses in absolute dollars was primarily due to the acquisitions of Teletrac, PAI, and LMBC. The decrease as a percentage of net sales was primarily attributable to the absorption of lower corporate overhead expense, due to the elimination of certain costs related to the former PAI corporate office, over a larger sales base. This favorable variance was partially offset by higher incentive expense related to a three year performance plan established for the former owners, and now employee managers, of Teletrac.

      Research and development expenses. R&D expenses increased by 34.3%, or $0.8 million, from $2.4 million in 1996 to $3.2 million in 1997. The increase in R&D expenses was primarily attributable to the acquisitions of Teletrac and PAI.

      Interest expense. Interest expense increased by 12.4%, or $0.3 million, from $2.3 million in 1996 to $2.6 million in 1997. The increase in interest expense was primarily due to higher average borrowings resulting from the acquisitions of Teletrac during 1997 and, PAI and LMBC during 1996. This increase was substantially offset by reductions of debt during 1997 from the Company's stock offering in late October and cash generated from operations.

      Taxes. The Company's effective tax rate increased from 39.8% in 1996 to 40.3% in 1997, primarily due to a higher effective state tax rate.

      Preferred Stock dividends. Preferred Stock dividends decreased by 88.0%, or $0.7 million, from $0.8 million in 1996 to $0.1 million in 1997. The decrease in Preferred Stock dividends was due to the Company's exchange of Preferred Stock for Common Stock and subsequent redemption of remaining Preferred Stock (see Note 5 to the Consolidated Financial Statements). As a result of such redemption, there is no Preferred Stock outstanding and there are no accrued and unpaid dividends.

Backlog

      A substantial portion of the Company's business is of a build-to-order nature requiring various engineering, manufacturing, testing and other processes to be performed prior to shipment. As a result, the Company generally has a significant backlog of orders to be shipped.

      The Company's backlog of orders decreased by 6.3% or $3.3 million, from $52.3 million at December 31, 1997 to $49.0 million at December 31, 1998. The decrease in backlog was primarily due to a decline in orders from the electronics capital equipment and space markets. The decline in the electronics capital equipment market is due primarily to the continuing difficulties in the Asian economy and specific weakness in the data storage and semiconductor segments of that market. The decline in bookings from the space market is primarily due to the timing of major satellite programs. Although the Company's backlog of orders to the digital imaging market at December 31, 1998 is higher than the prior year end, there has been a slowdown in the order rate during the fourth quarter of 1998 which has continued into the early months of 1999. This slowdown reflects a general softness in the digital imaging market.

      The Company believes that a substantial portion of the backlog of orders at December 31, 1998 will be shipped over the next twelve months.

Liquidity and Capital Resources

      The Company funds its operations primarily from cash flow generated by operations and, to a lesser extent, from borrowings under its credit facility and through capital lease transactions.

      Net cash provided by operations for the years ended December 31, 1998, 1997 and 1996 was $6.4 million, $8.8 million and $1.8 million, respectively. The decrease in cash provided by operations in 1998 from 1997 was primarily due to an increase in working capital primarily as a result of decreases in accounts payable and accrued expenses and other liabilities. The decrease in accounts payable was primarily due to the timing of inventory receipts and cash payments. The decrease in accrued expenses was primarily due to low accruals for incentive compensation. The improvement in cash provided from operations from 1996 to 1997 was primarily due to increases in net income as adjusted for the realization of tax loss carryforwards and non-cash amortization and depreciation.

      At December 31, 1998, the Company had approximately $0.3 million of tax credits available to reduce future taxable income.

      The Company's working capital was $30.7 million and $24.9 million on December 31, 1998 and 1997, respectively.

      Net cash (used in) provided by investing activities for the years ended 1998, 1997 and 1996 was ($1.1) million, ($10.2) million and $2.1 million, respectively. During 1998, the Company increased its capital expenditures by $0.7 million over 1997 primarily as a result of investments in new management information systems some of which was related to Year 2000 compliance issues (see Year 2000). In 1998 the Company also made a $1.1 million advance to Westlake Technology Corporation ("WTC") (see Note 4 to the Consolidated Financial Statements). Partially offsetting capital expenditures and the advance to WTC were net proceeds from the sale of the Sensor Systems business segment of $3.6 million in 1998, which includes a tax benefit of $1.8 million. During 1997, the Company acquired Teletrac for cash consideration of $7.3 million. The cash provided by investing activities in 1996 was generated primarily from the sale of a subsidiary of PAI for cash consideration of $11.3 million. This cash source was partially offset by the acquisitions of PAI and LMBC for cash consideration of $4.7 million and $2.9 million, respectively (see Note 2 to the Consolidated Financial Statements).

      Net cash used in financing activities for the years ended 1998, 1997 and 1996 was $5.8 million, $0.6 million and $1.4 million, respectively. During 1998, in addition to payments under the Credit Facility, Industrial Revenue Bonds and Capital Lease Obligations (see Note 6 to the Consolidated Financial Statements), the Company expended $1.7 million to repurchase 119,500 shares of its Common Stock in open market transactions (see Note 5 to the Consolidated Financial Statements).

      The Company had no material commitments for capital expenditures as of December 31, 1998. Based on an evaluation of available lease terms and other factors, the Company may continue to finance a portion of its capital expenditures through capital leases.

      The Company has an $11.0 million senior secured revolving credit facility which expires on April 25, 2000 (the "Credit Facility"), of which $2.1 million was outstanding as of December 31, 1998. The Credit Facility contains restrictive covenants which, among other things, impose limitations with respect to the incurrence of additional liens and indebtedness, mergers, consolidations and specified sale of assets and requires the Company to meet certain financial tests including minimum levels of earnings and net worth and various other financial ratios. In addition, the Credit Facility prohibits the payment of cash dividends. The Company believes that the remaining availability under the Credit Facility and cash generated from operations will be sufficient to finance its future capital expenditures, working capital requirements, and the purchase of additional Company Common Stock for at least the next 12 months.

Year 2000

      The Company is continuously monitoring Year 2000 compliance issues effecting its information technology ("IT") and non-IT systems. No significant non-IT system Year 2000 compliance issues have been identified.

      As related to IT systems, the Company is in the process of implementing new management information systems at three of its business units. While the implementation of these new systems does address Year 2000 concerns, Year 2000 compliance was not the predominant justification supporting such investments. These new IT systems are expected to enhance future operations through improved operating management and efficiencies. It is anticipated that the new systems will be fully operational by the end of the first quarter of 1999. The cost of these new systems is projected to be approximately $1.3 million of which $1.0 million will be capitalized and depreciated over future periods. Approximately $1.2 million has been spent through December 31, 1998, including $0.3 million spent in 1997. Substantial progress has been made on the implementation of these new management information systems and no unmanageable problems have been identified. In addition, the projected completion date for these implementations allows adequate time to identify and correct potential hardware or software problems that may arise. As such, no further contingency plans have been formulated.

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

Recently Issued Accounting Standards

      SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. Management does not believe that the implementation of the statement will have a material impact on the consolidated financial position or consolidated results of operations of the Company.

      The Company adopted the new disclosure requirements of SFAS No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits" (see
Note 10 to the Consolidated Financial Statements).

      The Company adopted the new disclosure requirements of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (see Note 9 to the Consolidated Financial Statements).

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

Substantial Variability of Quarterly Results of Operations

      Factors such as announcements of technological innovations or new products by the Company or its competitors, domestic and foreign general economic conditions and the cyclical nature of the industries served by the Company could cause substantial variations in the Company's operating results. The defense, space, high-end digital imaging, electronics capital equipment and industrial automation markets, each of which represents a significant market for the Company's products, have historically been subject to substantial economic fluctuations due to changing demands for their products and services, introduction of new products and product obsolescence. There can be no assurance that such fluctuations will not reoccur and have an adverse impact on the Company's business, financial condition or results of operations. The Company has experienced and expects to continue to experience significant fluctuations in its quarterly and annual operating results due to a variety of factors, including market acceptance of new and enhanced versions of the Company's products, timing and shipment of significant orders, mix of products sold, length of sales cycles, plant openings and closings, the timing of acquisitions or dispositions by the Company, delays in raw materials shipments, completion of large projects, other manufacturing delays and disruptions, the level of backlog of orders, domestic and foreign general economic conditions and cyclicality in the markets the Company serves. To some extent, the Company's net sales and operating results for a quarter will depend upon the Company generating orders to be shipped in the same quarter in which the order is received. The failure to receive anticipated orders or delays in shipments near the end of a particular quarter, due, for example, to unanticipated rescheduling or cancellations of shipments by customers or unexpected manufacturing difficulties, may cause net sales in a particular quarter to fall significantly below the Company's expectations, which would have a material adverse effect on the Company's business, financial condition or results of operations for such quarter. See "Business--Market Overview" and "Management's Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations-Comparison of Years Ended December 31, 1998 and December 31, 1997."

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

Industry Concentration; Cyclicality

      A significant portion of the Company's business and business development efforts are concentrated in the defense and, to a lesser extent, electronics capital equipment industries. The Company's business depends, in significant part, upon the U.S. Government's continued demand in the area of defense for high-end, high performance components and subsystems of the type manufactured by the Company. Approximately 23.5% of net sales in 1998 and 27.7% of net sales in 1997 were derived directly from contracts with the U.S. Government, or agencies or departments thereof, or indirectly from subcontracts with U.S. Government contractors. The majority of these Government contracts are subject to termination and renegotiation. As a result, the Company's business, financial condition or results of operations may be materially affected by changes in U.S. Government expenditures for defense. Additionally, the Company currently intends to continue to develop the portion of its business dependent upon manufacturers in the electronics capital equipment industry which provides equipment used in the semiconductor, mass data storage and flat panel display industries. Such business development will depend, in part, upon capital expenditures by manufacturers of electronics capital equipment, which in turn depend upon the current and anticipated market demand for semiconductor, mass data storage and flat panel display devices. The semiconductor, mass data storage and flat panel display industries have been highly volatile and historically have experienced periods of oversupply, resulting in significantly reduced demand for capital equipment. There can be no assurance that this volatility will not have a material adverse effect on the Company's business in the electronics capital equipment industry. See "Business--Market Overview;" "Customers" and "Management's Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations-Comparison of Years Ended December 31, 1998 and December 31, 1997."

Competition

      The markets for the Company's products are competitive. The Company competes primarily on the basis of its ability to design and engineer its products to meet performance specifications set by its customers, most of whom are OEMs who purchase component parts or subsystems for inclusion in their end-products. Product pricing and quality, customer support, experience, reputation and financial stability are also important competitive factors. There is a limited number of competitors in each of the markets for the various types of precision optical and positioning components and subsystems and electrical/electronic interconnect devices manufactured and sold by the Company. These competitors, especially those in the precision optical and positioning product lines, are typically focused on a smaller number of product offerings than the Company, and are often well entrenched. Some of these competitors have substantially greater resources than the Company. There can be no assurance that the Company's competitors will not develop enhancements to or future generations of competitive products that will offer superior price or performance features, or that new processes or technologies will not emerge that render the Company's products less competitive or obsolete. In addition, as a result of the substantial investment required by a customer to integrate capital equipment into a production line, or to integrate components and subsystems into a product design, the Company believes that once a customer has selected certain capital equipment or certain components or subsystems from a particular vendor, the customer generally relies upon that vendor to provide equipment for the specific production line or product application and may seek to rely upon that vendor to meet other capital equipment or component or subsystem requirements. Accordingly, the Company may be at a competitive disadvantage with respect to a prospective customer if that customer utilizes a competitor's manufacturing equipment or components or subsystems. Further, there are numerous competitors in markets to which the Company distributes precision ball bearings. These competitors, who vary in size, include other ball bearings distributors as well as ball bearing manufacturers. There can be no assurance that the bases of competition in the industries in which the Company competes will not shift or that the Company will continue to compete successfully. See "Business--Competition" and "Management's Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations-Comparison of Years Ended December 31, 1998 and December 31, 1997."

Risks of International Sales and Purchases

      The Company's international sales accounted for approximately 14.8%, 11.2%, and 11.5% of the Company's net sales for 1998, 1997 and 1996, respectively. In addition, certain of the Company's products are sold to domestic customers who use them in products they sell to international markets. Also, the Company purchases a substantial portion of its ball bearings products from a single foreign supplier and certain other products from other foreign suppliers. The Company's international sales and purchases are subject to a number of risks generally associated with international operations, including general economic conditions, import and export duties and restrictions, currency fluctuations, changes in regulatory requirements, tariffs and other barriers, political and economic instability and potentially adverse tax consequences. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, financial condition or results of operations.

Management of Expanded Operations; Acquisitions

      In recent years, the Company has made several acquisitions of complementary businesses which the Company continues to integrate. This integration strategy includes the development and sale of value-added systems incorporating the Company's various technological capabilities. The development of such systems is in its early stages. There can be no assurance that the Company will be successful in developing and selling such systems.

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

      During 1997, the Company recorded a charge to discontinued operations of $400,000, before a tax benefit of $156,000, relating to increases in reserves for certain environmental costs associated with a formerly-owned property. The reserve established assumes that certain approvals will be received from state regulatory authorities. However, there can be no assurance that such approvals will be received. If such approvals are not received, costs would increase substantially. In addition, even if such approvals are received, the costs actually incurred may exceed the reserves established. See "Business--Environmental Regulation."

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

Control of Company by Existing Shareholder

      The Chairman of the Board and Chief Executive Officer of the Company owns approximately 31% of the outstanding Common Stock as of December 31, 1998. As a result, he will have the ability to exert significant influence with respect to corporate actions, including the election of directors and certain sales or mergers and acquisitions involving the Company. On November 20, 1998 the Company's Chairman ("the Chairman") submitted a proposal to acquire the outstanding shares of Common Stock not already owned by him at a price of $15 per share. The Chairman withdrew this proposal on January 13, 1999 after the Company received an unsolicited proposal to acquire all of the outstanding Common Stock at a price of $20 per share.

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

      After receiving an unsolicited proposal to acquire the Company for $20 per share in cash in January 1999, the Company's Board of Directors directed its investment bankers to explore a potential sale of the Company. There can be no assurance that a sale of the Company will result from this process. The outcome of the sale process, however, could have a significant impact on the market price of the Common Stock.

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

Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company's market risk sensitive instruments do not subject the Company to material market risk exposures.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The response to this Item is included in Item 14(a) of this Report.

Item 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None. See Item 14(b) of this Report.

                                    PART III

      The information required by Part III is incorporated by reference to the Company's definitive proxy statement in connection with its 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year ended December 31, 1998. If such proxy statement is not so filed, such information will be filed as an amendment to this Form 10-K within 120 days following the end of the Company's fiscal year ended December 31, 1998.

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

Dated:  March 25, 1999                  AXSYS TECHNOLOGIES, INC.
                                              (Registrant)


                                           By /s/ STEPHEN W. BERSHAD
                                              ----------------------------------
                                              Stephen W. Bershad
                                              Chairman of the Board of Directors
                                              and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated this 25th day of March, 1999.


      /s/ Stephen W. Bershad              Chairman of the Board of
      ------------------------------      Directors and Chief Executive
            Stephen W. Bershad            Officer


      /s/ Raymond F. Kunzmann             Vice President - Finance, Controller
      ------------------------------      and Chief Financial Officer
            Raymond F. Kunzmann


      /s/ Anthony J. Fiorelli, Jr.        Director
      ------------------------------
            Anthony J. Fiorelli, Jr.


      /s/ Eliot M. Fried                  Director
      ------------------------------
            Eliot M. Fried


      /s/ Richard V. Howitt               Director
      ------------------------------
            Richard V. Howitt

                           ANNUAL REPORT ON FORM 10-K

                  ITEM 8, ITEM 14(a)(1) and (2) and ITEM 14(d)

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                              FINANCIAL STATEMENTS

                          YEAR ENDED DECEMBER 31, 1998

                            AXSYS TECHNOLOGIES, INC.

                FORM 10-K -- ITEM 14(a)(1) and (2) and Item 14(d)

                            AXSYS TECHNOLOGIES, INC.

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

The following consolidated financial statements of Axsys Technologies, Inc. are included in Item 8:

      Consolidated Balance Sheets -- December 31, 1998 and 1997 .............F-4

      Consolidated Statements of Operations -- For the years ended
       December 31, 1998, 1997 and 1996 .....................................F-6

      Consolidated Statements of Cash Flows -- For the years ended
       December 31, 1998, 1997 and 1996 .....................................F-7

      Consolidated Statements of Shareholders' Equity -- For the years ended December 31, 1998, 1997 and 1996 ...............................F-8

      Notes to consolidated financial statements ............................F-9

      The following consolidated financial statement schedule of Axsys
       Technologies, Inc., is included in Item 14(d):

      Schedule II -- Valuation and qualifying accounts .....................F-22

      All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Axsys Technologies, Inc.:

      We have audited the accompanying consolidated balance sheets of Axsys Technologies, Inc., a Delaware corporation, and its subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Axsys Technologies, Inc. and subsidiaries, as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

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

                                          ARTHUR ANDERSEN LLP

New York, New York
March 19, 1999

                            AXSYS TECHNOLOGIES, INC.
                           Consolidated Balance Sheets

                             (Dollars in thousands)

                                                                      December 31,
                                                                   -----------------
                                                                     1998      1997
                                                                   -------   -------
                                 ASSETS

CURRENT ASSETS:

  Cash .........................................................   $    69   $   573
  Accounts receivable, net of allowance for doubtful accounts of
  $507 in 1998 and $265 in 1997 ................................    16,877    17,603
  Inventories, net .............................................    27,028    26,003
  Other current assets .........................................     2,838       977
                                                                   -------   -------

     TOTAL CURRENT ASSETS ......................................    46,812    45,156

NET PROPERTY, PLANT AND EQUIPMENT ..............................    15,080    13,377

EXCESS OF COST OVER NET ASSETS ACQUIRED, net of accumulated
  amortization of $1,590 in 1998 and $1,162 in 1997 ............    12,216    12,729

NET ASSETS HELD FOR SALE .......................................       750     7,002

OTHER ASSETS ...................................................     1,353       430
                                                                   -------   -------

     TOTAL ASSETS ..............................................   $76,211   $78,694
                                                                   =======   =======

          See accompanying notes to consolidated financial statements.

                            AXSYS TECHNOLOGIES, INC.
                           Consolidated Balance Sheets

                  (Dollars in thousands, except per share data)

                                                              December 31,
                                                          --------------------
                                                            1998        1997
                                                          --------    --------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

  Accounts payable ....................................   $  7,867    $  9,437
  Accrued expenses and other liabilities ..............      7,050       9,868
  Current portion of long-term debt and capital
    lease obligations .................................      1,179         904
                                                          --------    --------

    TOTAL CURRENT LIABILITIES .........................     16,096      20,209

LONG-TERM DEBT AND CAPITAL LEASES, less current portion      5,612       8,629

OTHER LONG-TERM LIABILITIES ...........................      2,375       2,539

SHAREHOLDERS' EQUITY:

COMMON STOCK, $ .01 PAR VALUE:
  authorized 30,000,000 shares, issued 4,122,767 at
  December 31, 1998 and 4,113,190 shares at December 31,
  1997 ................................................         41          41

CAPITAL IN EXCESS OF PAR ..............................     40,761      40,409

RETAINED EARNINGS .....................................     12,966       6,867

TREASURY STOCK, at cost, 117,750 shares at
  December 31, 1998 and none at December 31, 1997 .....     (1,640)         --
                                                          --------    --------

    TOTAL SHAREHOLDERS' EQUITY ........................     52,128      47,317
                                                          --------    --------

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ........   $ 76,211    $ 78,694
                                                          ========    ========

          See accompanying notes to consolidated financial statements.

                            AXSYS TECHNOLOGIES, INC.
                      Consolidated Statements of Operations

                  (Dollars in thousands, except per share data)

                                                           Years Ended December 31,
                                                   -----------------------------------------
                                                      1998           1997           1996
                                                   -----------    -----------    -----------
NET SALES ......................................   $   116,581    $   117,294    $    82,420

Cost of sales ..................................        81,238         81,196         58,247
Selling, general and administrative expenses ...        20,666         20,621         15,390
Research and development expenses ..............         3,641          3,173          2,362
Amortization of intangible assets ..............           428            322            169
                                                   -----------    -----------    -----------

OPERATING INCOME ...............................        10,608         11,982          6,252

Interest expense ...............................           932          2,633          2,343
Other expense ..................................            88             25             18
                                                   -----------    -----------    -----------

INCOME FROM CONTINUING OPERATIONS BEFORE
 TAXES AND EXTRAORDINARY ITEMS .................         9,588          9,324          3,891
Provision for income taxes .....................         1,063          3,762          1,549
                                                   -----------    -----------    -----------

INCOME FROM CONTINUING OPERATIONS BEFORE
 EXTRAORDINARY ITEMS ...........................         8,525          5,562          2,342

Discontinued Operations:
  Income/(loss) from operations, net of tax
  (benefit)/expense of none in 1998, ($22)
  in 1997 and $342 in 1996 .....................            63            (75)           513
  Loss on disposal, net of tax benefit of $1,777
  in 1998 and $156 in 1997 .....................        (2,489)          (244)            --
                                                   -----------    -----------    -----------

INCOME BEFORE EXTRAORDINARY ITEMS ..............         6,099          5,243          2,855
Extraordinary charges, net of taxes of $70
in 1997 and $111 in 1996 .......................            --           (109)          (173)
                                                   -----------    -----------    -----------
NET INCOME .....................................         6,099          5,134          2,682

Preferred stock dividends ......................            --            102            847
                                                   -----------    -----------    -----------

NET INCOME APPLICABLE TO COMMON
 SHAREHOLDERS ..................................   $     6,099    $     5,032    $     1,835
                                                   ===========    ===========    ===========

BASIC EARNINGS/(LOSS) PER SHARE:
  Income from continuing operations ............   $      2.04    $      1.66    $      0.59
  Discontinued operations ......................         (0.58)         (0.10)          0.20
  Extraordinary item ...........................            --          (0.03)         (0.07)
                                                   -----------    -----------    -----------
  Total ........................................   $      1.46    $      1.53    $      0.72
                                                   ===========    ===========    ===========

Weighted average common shares outstanding .....     4,182,676      3,281,092      2,547,329
                                                   ===========    ===========    ===========

DILUTED EARNINGS/(LOSS) PER SHARE:
  Income from continuing operations ............   $      2.02    $      1.55    $      0.55
  Discontinued operations ......................         (0.57)         (0.09)          0.19
  Extraordinary item ...........................            --          (0.03)         (0.06)
                                                   -----------    -----------    -----------
  Total ........................................   $      1.45    $      1.43    $      0.68
                                                   ===========    ===========    ===========

Weighted average common shares outstanding .....     4,211,702      3,513,302      2,688,270
                                                   ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.

                            AXSYS TECHNOLOGIES, INC.
                      Consolidated Statements of Cash Flows

                             (Dollars in thousands)

                                                                      Years Ended December 31,
                                                                  --------------------------------
                                                                    1998        1997        1996
                                                                  --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ..................................................   $  6,099    $  5,134    $  2,682
  Adjustments to reconcile net income to cash
    provided by operating activities:
      Extraordinary items, net of taxes .......................         --         109         173
      Loss on disposal of discontinued operations, net of taxes      2,489         244          --
      Deferred income taxes ...................................     (1,711)         --          --
      Realization of net operating loss carryforward ..........         --       3,093       1,435
      Depreciation and amortization ...........................      3,746       3,148       2,347
      Change in net assets of discontinued operation ..........        189        (472)       (574)
      Decrease (increase) in accounts receivable ..............        726      (3,402)         92
      Increase in inventories .................................     (1,025)     (3,136)       (632)
      Decrease in other current assets ........................        195         133         146
      (Decrease) increase in accounts payable, accrued expenses
        and other liabilities .................................     (4,359)      4,268      (2,088)
      Decrease in other long-term liabilities .................       (164)       (409)       (404)
      Other-net ...............................................        197         137      (1,411)
                                                                  --------    --------    --------

        NET CASH PROVIDED BY OPERATING ACTIVITIES .............      6,382       8,847       1,766
                                                                  --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ........................................     (3,616)     (2,879)     (1,774)
  Net proceeds from sale of discontinued operations ...........      3,574          --          --
  Proceeds from sale of assets ................................         --          --      11,532
  Advance to third parties ....................................     (1,052)         --          --
  Acquisition of businesses, net of cash acquired .............         --      (7,335)     (7,611)
                                                                  --------    --------    --------

        NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES ...     (1,094)    (10,214)      2,147
                                                                  --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings ....................................         --       7,000      31,300
  Net repayment of borrowings .................................     (4,177)    (25,522)    (32,304)
  Net proceeds from common stock offering .....................         --      19,521          --
  Purchases of Treasury Stock .................................     (1,664)         --          --
  Other .......................................................         49      (1,639)       (420)
                                                                  --------    --------    --------

        NET CASH USED IN FINANCING ACTIVITIES .................     (5,792)       (640)     (1,424)
                                                                  --------    --------    --------

        NET (DECREASE)  INCREASE IN CASH ......................       (504)     (2,007)      2,489

CASH AT BEGINNING OF YEAR .....................................        573       2,580          91
                                                                  --------    --------    --------

CASH AT END OF YEAR ...........................................   $     69    $    573    $  2,580
                                                                  ========    ========    ========

          See accompanying notes to consolidated financial statements.

                            AXSYS TECHNOLOGIES, INC.
                 Consolidated Statements of Shareholders' Equity

                  (Dollars in thousands, except per share data)


                                           Preferred Stock          Common Stock       Capital    Retained        Treasury Stock
                                        ---------------------   --------------------  In Excess   Earnings        --------------
                                          Shares      Amount      Shares     Amount    of Par     (Deficit)     Shares      Amount
                                        ---------   ---------   ---------  ---------  ---------   ---------   ---------   ---------
Balance at December 31, 1995 .........    781,642   $       8   2,520,821  $      25  $  14,712   $      --          --   $      --
                                        ---------   ---------   ---------  ---------  ---------   ---------   ---------   ---------
     Net Income ......................         --          --          --         --         --       2,682          --          --
     Dividends .......................     27,611          --          --         --        847        (847)         --          --
     Contribution to 401(k) plan .....         --          --      47,671          1        311          --          --          --
     Realization of net operating loss
     carryforward ....................         --          --          --         --      1,345          --          --          --
     Odd-lot redemption ..............    (70,372)         (1)         --         --       (420)         --          --          --
     Issuance of warrants to purchase
     Common Stock ....................         --          --          --         --        500          --          --          --
     Other ...........................         --          --         448         --          2          --          --          --
                                        ---------   ---------   ---------  ---------  ---------   ---------   ---------   ---------
Balance at December 31, 1996 .........    738,881           7   2,568,940         26     17,297       1,835          --          --
                                        ---------   ---------   ---------  ---------  ---------   ---------   ---------   ---------
     Net Income ......................         --          --          --         --         --       5,134          --          --
     Dividends .......................         --          --          --         --        102        (102)         --          --
     Contribution to 401(k) plan .....         --          --      13,981         --        150          --          --          --
     Preferred stock exchange ........   (538,008)         (5)    403,460          4        (66)         --          --          --
     Preferred stock redemption ......   (200,873)         (2)         --         --     (1,651)         --          --          --
     Realization of net operating loss
     carryforward ....................         --          --          --         --      2,867          --          --          --
     Common stock issued for
       acquisition ...................         --          --      53,000         --      2,166          --          --          --
     Common stock offering ...........         --          --   1,064,809         11     26,386          --          --          --
     Purchase of warrants ............         --          --          --         --     (6,876)         --          --          --
     Other ...........................         --          --       9,000         --         34          --          --          --
                                        ---------   ---------   ---------  ---------  ---------   ---------   ---------   ---------
Balance at December 31, 1997 .........         --          --   4,113,190         41     40,409       6,867          --          --
                                        ---------   ---------   ---------  ---------  ---------   ---------   ---------   ---------
     Net Income ......................         --          --          --         --         --       6,099          --          --
     Treasury stock acquired .........         --          --          --         --         --          --    (119,500)     (1,664)
     Contribution to 401(k) plan .....         --          --         577         --          5          --       1,750          24
     Realization of net operating loss
     carryforward ....................         --          --          --         --        313          --          --          --
     Other ...........................         --          --       9,000         --         34          --          --          --
                                        ---------   ---------   ---------  ---------  ---------   ---------   ---------   ---------
Balance at December 31, 1998 .........         --   $      --   4,122,767  $      41  $  40,761   $  12,966    (117,750)  ($  1,640)
                                        =========   =========   =========  =========  =========   =========   =========   =========


          See accompanying notes to consolidated financial statements.

                            AXSYS TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1998

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

      Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is provided primarily by the straight-line method using estimated lives for buildings and improvements of 20 to 25 years and for machinery and equipment using estimated useful lives ranging from 3 to 8 years.

      Certain items in the 1997 and 1996 financial statements have been reclassified to conform to the 1998 presentation.

      Basic earnings per share has been computed by dividing Net Income Applicable to Common Shareholders by the weighted average number of common shares outstanding. Diluted earnings per share has been computed by dividing Net Income Applicable to Common Shareholders by the weighted average number of common shares outstanding including the dilutive effects of warrants and stock options of 29,026, 232,210 and 140,941 in 1998, 1997 and 1996, respectively.

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

Note 2 - Acquisitions and Divestiture

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

                            AXSYS TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Acquisitions and Divestiture (cont'd)

      The acquisitions of Teletrac and PAI were accounted for under the purchase method of accounting and, accordingly, the results of operations of Teletrac and PAI have been included in the accompanying consolidated financial statements since the dates of their respective acquisition. The costs of the acquisitions were allocated on the basis of the fair market value of the assets acquired and liabilities assumed. During the PAI acquisition process, the Company determined that L&S Machine Company, Inc. ("L&S"), a wholly-owned subsidiary of PAI which manufactures structural components for the aerospace industry, did not fit its long-term strategy and was subsequently sold. As a result, L&S was accounted for as a net asset held for disposal as of the PAI acquisition date. The portion of the PAI acquisition cost allocated to this asset represented the net proceeds ($13,000) realized upon sale.

      Summarized below are the unaudited pro forma results of operations of the Company as if Teletrac had been acquired on January 1, 1997:

                                                                Pro Forma
                                                         Year Ended December 31,
                                                         -----------------------
                                                                  1997
                                                              ------------

Net sales .................................................   $   121,605
  Income from continuing operations before
  extraordinary items .....................................         5,651
  Net income ..............................................         5,223

Basic earnings per share:
  Income from continuing operations before
  extraordinary items .....................................          1.66
  Net income ..............................................          1.53

Diluted earnings per share:
  Income from continuing operations before
  extraordinary items .....................................          1.55
  Net income ..............................................          1.43

      The pro forma financial information presented is not necessarily indicative of either the results of operations that would have occurred had the acquisition of Teletrac taken place at the beginning of fiscal 1997 or the future operating results of Teletrac.

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

                            AXSYS TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Discontinued Operations

      On September 16, 1998, the Company sold its Sensor Systems business unit ("Sensor Systems") which manufactured position sensor devices such as potentiometers, pressure transducers and encoders primarily for defense and industrial automation applications, for $3,030, of which $1,030 was in the form of a five year, 10% subordinated note. Sensor Systems' land and building were not sold as part of this transaction, but are being marketed for sale by the Company and are recorded as Net Assets Held for Sale on the December 31, 1998 Consolidated Balance Sheet at their estimated net realizable value.

      The disposal of Sensor Systems has been accounted for as a discontinued operation and, accordingly, the related net assets and operating results have been reported separately from continuing operations in all years presented. In addition, the Company has reported separately a $2,489 loss on the sale of Sensor Systems, which is net of a $1,777 tax benefit. Revenues applicable to the discontinued operation during 1998, 1997 and 1996 were $4,774, $6,522 and $8,881, respectively.

      In September 1997, the Company was advised by its environmental consultants that the costs associated with the remediation of a previously discontinued operation site were estimated to be higher than originally anticipated. The estimates to remediate this site ranged from approximately $600 to $1,500. Actual costs may be different than these estimates. Based on this information, the Company increased its reserve relating to this site in fiscal 1997 to approximately $600 by recording a discontinued operation charge of $400, before a tax benefit of $156. At December 31, 1998, the balance in this reserve was approximately $500.

Note 4 - Advance to Third Parties

      On August 12, 1998, the Company entered into an agreement with Westlake Technology Corporation ("WTC") whereby the Company has the exclusive right to market and sell WTC's electronic and electromechanical test equipment. In return for these exclusive rights, the Company has agreed to provide loans of up to a maximum of $1,400 to WTC. Outstanding loans bear interest at 10.5% and mature on August 12, 2001. As of December 31, 1998, the outstanding loan balance, which is recorded under "Other Assets" in the Condensed Consolidated Balance Sheet, was $1,052.

Note 5 - Shareholders' Equity

Common Stock -

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

                            AXSYS TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Shareholders' Equity (cont'd)

Preferred Stock -

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

Treasury Stock -

      In August 1998, the Company's Board of Directors authorized the repurchase, from time to time, on the open market or otherwise, of up to 200,000 shares of the Company's Common Stock at prevailing market prices or at negotiated prices. The Company plans to use the repurchased shares for general corporate purposes, including the satisfaction of commitments under its employee benefit plans. As of December 31, 1998 the Company has repurchased 119,500 shares for an aggregate purchase price of $1,664, of which 1,750 shares were used to satisfy commitments under its employee benefit plans.

Note 6 - Long-Term Debt

                                                          1998             1997
                                                         ------           ------

Credit Facility ..............................           $2,131           $5,067
Industrial Revenue Bonds .....................            1,370            1,620
Capital Lease Obligations ....................            3,290            2,846
                                                         ------           ------
                                                          6,791            9,533
Less current portion .........................            1,179              904
                                                         ------           ------

                                                         $5,612           $8,629
                                                         ======           ======

      As of December 31, 1998, the Company had an $11,000 Credit Facility which was comprised of a revolving debt commitment expiring on April 25, 2000. Borrowings under the Credit Facility through December 31, 1998 bore interest at a fluctuating rate per annum equal to the rate of interest publicly announced by Chase Manhattan Bank, N.A. as its prime rate (the prime rate was 7.75% at December 31, 1998), or the London Interbank Offered Rate ("LIBOR"), plus a margin ranging from 0.75% to 1.50%. A commitment fee of 0.375% is payable on any unused amount of the Credit Facility. The Credit Facility contains certain restrictive covenants which, among other things, impose limitations with respect to the incurrence of additional liens and indebtedness, mergers, consolidations and specified sale of assets and requires the Company to meet certain financial tests including minimum levels of earnings and net worth and various other financial ratios. In addition, the Credit Facility prohibits the payment of cash dividends. Borrowings under the Credit Facility are secured by substantially all of the assets of the Company and its subsidiaries.

                            AXSYS TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Long Term Debt (cont'd)

      The Company had outstanding at December 31, 1998, industrial revenue bonds (the "Bonds") in the amount of $1,370 secured by its Gilford, NH manufacturing facility which has a net carrying amount of approximately $2,000. The Bonds, which bear interest at a fixed rate of 13%, are payable in 2005. The Bonds are redeemable in whole or in part on or after December 1, 1998, 1999 and 2000 at a premium to the principal value of 103%, 102% and 101%, respectively. On and after December 1, 2001, the bonds are redeemable at principal value. In addition, the Company may make optional prepayments of $250 annually at principal value.

      The Company has financed the acquisition of certain machinery and equipment with capital lease obligations. As of December 31, 1998, outstanding capital lease obligations bear interest ranging from 6.3% to 13.7%.

      The Company recorded extraordinary non-cash charges, net of tax benefits, of $109 and $173 in 1997 and 1996, respectively, in connection with prepayments of indebtedness.

      Scheduled debt maturities of long-term debt obligations are $1,179 (1999), $3,110 (2000), $585 (2001), $309 (2002), $238 (2003) and $1,370 (2005).

Note 7 - Balance Sheet Information

      The details of certain balance sheet accounts are as follows:

                                                        1998              1997
                                                       -------           -------
Inventories:
      Raw materials ........................           $ 9,401           $ 8,654
      Work-in-process ......................             8,665             9,628
      Finished goods .......................            12,642            11,127
                                                       -------           -------
                                                        30,708            29,409
      Less reserves ........................             3,680             3,406
                                                       -------           -------
                                                       $27,028           $26,003
                                                       =======           =======

      Work-in-process inventory at December 31, 1998 and 1997 is recorded net of progress payments received from customers on uncompleted contracts of $484 and $1,064, respectively.

                                                                1998      1997
                                                              -------    -------
Net property, plant and equipment:
      Land ...............................................    $   291    $   291
      Buildings and improvements .........................      5,793      5,778
      Machinery and equipment ............................     20,527     15,810
                                                              -------    -------
                                                               26,611     21,879
      Less accumulated depreciation and amortization .....     11,531      8,502
                                                              -------    -------
                                                              $15,080    $13,377
                                                              =======    =======

Accrued expenses and other liabilities:
      Compensation and related benefits ..................    $ 3,504    $ 5,472
      Commissions ........................................        524        700
      Other ..............................................      3,022      3,696
                                                              -------    -------
                                                              $ 7,050    $ 9,868
                                                              =======    =======

                            AXSYS TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Income Taxes

      The provision for taxes on income from continuing operations before extraordinary items consists of:

                                                    1998       1997      1996
                                                   -------    -------   -------
Current taxes - charge in lieu of taxes and taxes:
    U.S. Federal ...............................   $ 1,668    $ 3,030   $ 1,293
    State and local ............................       360        732       256
                                                   -------    -------   -------
                                                     2,028      3,762     1,549
                                                   -------    -------   -------

Deferred taxes:
    U.S. Federal ...............................      (821)        --        --
    State and local ............................      (144)        --        --
                                                   -------    -------   -------
                                                      (965)        --        --
                                                   -------    -------   -------
                                                   $ 1,063    $ 3,762   $ 1,549
                                                   =======    =======   =======

      The reasons for the difference between the provision for taxes and the amount computed by applying the statutory federal income tax rate to Income from Continuing Operations Before Taxes and Extraordinary Items are as follows:

                                                           1998        1997       1996
                                                         -------     -------    -------
Federal statutory rate ...............................        34%         34%        34%
Computed expected tax provision ......................   $ 3,260     $ 3,170    $ 1,323
Increase (decrease) in taxes resulting from:
     State and local taxes, net of federal tax benefit       510         483        169
     Amortization of goodwill ........................       146         109         57
     Reversal of deferred tax valuation allowance ....    (2,853)         --         --
                                                         -------     -------    -------

Actual tax provision .................................   $ 1,063     $ 3,762    $ 1,549
                                                         =======     =======    =======

      Deferred income taxes reflect the net federal and state tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has determined, based upon the level of its current taxable income, it is more likely than not that it will realize the benefit of a portion of its deferred tax assets which previously had been fully reserved with a valuation allowance. Consequently, beginning in the second quarter of 1998, the Company has reversed a portion of its tax valuation allowance equal to the amount it would have recorded as a tax provision on income from continuing operations before taxes during the period. As a result, the Company reduced its tax provision from continuing operations and increased its net deferred tax asset by $2,853 for the year ended December 31, 1998. Excluding the effect of the tax valuation allowance reversal, income from continuing operations for 1998 would have been $5,672 or $1.35 per diluted share. In addition, the Company reversed $572 of its valuation allowance related to net deferred tax assets of its discontinued operations with the corresponding tax benefit included in the loss on disposal of discontinued operations. The Company also reversed $313 of its valuation allowance and credited Capital in Excess of Par representing the realization of tax benefits originating prior to the Company's 1991 quasi-reorganization. In 1997 and 1996, $2,867 and $1,345 of the Company's tax provision, respectively, were credited to Capital in Excess of Par representing the realization of tax benefits to offset current tax expense in those years.

                            AXSYS TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Income Taxes (cont'd)

      Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                              December 31,
                                                          ---------------------
                                                           1998          1997
                                                          -------       -------

Tax net operating loss/credit carryforwards ........      $   318       $ 1,007
Inventory valuation differences ....................        1,990         2,503
Other, net .........................................          693         1,085
                                                          -------       -------

                                                            3,001         4,595
Valuation allowance ................................         (897)       (4,595)
                                                          -------       -------

Net deferred taxes .................................      $ 2,104       $    --
                                                          =======       =======

Note 9 - Segment Data

      Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 131 "Disclosure about Segments of an Enterprise and Related Information" which requires disclosure of information on the segments of a business based on the way management organizes the segments of its business for making operating decisions and assessing performance. The Company classifies its businesses under two major groups, the Precision Systems Group ("PSG") and the Industrial Components Group ("ICG"). The PSG designs and manufactures micro-positioning and precision optical components and systems primarily for defense, space, electronics capital equipment and digital imaging applications. The ICG is comprised of the Precision Ball Bearings segment, which distributes and services precision miniature ball bearings, and the Electronic Interconnect Products segment, which designs and manufactures interconnect devices, barrier terminal blocks and connectors. The products of both the ICG segments are used in a variety of commercial and industrial applications.

As discussed in Note 3, the company sold its Sensor Systems segment during the third quarter of 1998. The disposal of Sensor Systems, which previously was part of the PSG, has been accounted for as a discontinued operation and, accordingly, their related operating results have been reported separately from continuing operations and the segment data below has been restated to exclude the Sensor Systems segment.

                            AXSYS TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Segment Data (cont'd)

The following tables present financial data for each of the Company's segments.

                                                     Years Ended December 31,
                                                     ------------------------
                                                  1998         1997         1996
                                                ---------    ---------    ---------
Net sales from continuing operations:
  PSG .......................................   $  73,462    $  72,367    $  39,698
                                                ---------    ---------    ---------
  Precision Ball Bearings ...................      25,097       27,426       26,684
  Electronic Interconnect Products ..........      18,022       17,501       16,038
                                                ---------    ---------    ---------
    Total ICG ...............................      43,119       44,927       42,722
                                                ---------    ---------    ---------
      Total Sales ...........................   $ 116,581    $ 117,294    $  82,420
                                                =========    =========    =========
Earnings from continuing operations before
amortization, interest and taxes:
  PSG .......................................   $   8,230    $   8,663    $   3,070
                                                ---------    ---------    ---------
  Precision Ball Bearings ...................       3,233        3,948        4,104
  Electronic Interconnect Products ..........       2,865        3,093        2,906
                                                ---------    ---------    ---------
    Total ICG ...............................       6,098        7,041        7,010
  Non-allocated expenses                           (4,740)      (6,380)      (6,189)
                                                ---------    ---------    ---------
      Income from continuing operations
      before taxes ..........................   $   9,588    $   9,324    $   3,891
                                                =========    =========    =========
Capital Expenditures from continuing
operations:
  PSG .......................................   $   3,878    $   3,274    $   1,755
                                                ---------    ---------    ---------
  Precision Ball Bearings                             459          103           33
  Electronic Interconnect Products                    613        1,189          759
                                                ---------    ---------    ---------
    Total ICG ...............................       1,072        1,292          792
  Corporate .................................          86           39           13
                                                ---------    ---------    ---------
      Total Capital Expenditures ............   $   5,036    $   4,605    $   2,560
                                                =========    =========    =========
Depreciation and Amortization from continuing
operations:
  PSG .......................................   $   2,365    $   2,049    $   1,492
                                                ---------    ---------    ---------
  Precision Ball Bearings ...................         101           54           49
  Electronic Interconnect Products ..........         823          698          602
                                                ---------    ---------    ---------
    Total ICG ...............................         924          752          651
  Corporate .................................          29           25           35
                                                ---------    ---------    ---------
      Total Depreciation ....................   $   3,318    $   2,826    $   2,178
  Amortization of Goodwill                            428          322          169
                                                ---------    ---------    ---------
      Total Depreciation and Amortization ...   $   3,746    $   3,148    $   2,347
                                                =========    =========    =========

                            AXSYS TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Segment Data (cont'd)

                                                   December 31,     December 31,
                                                      1998             1997
                                                     -------          -------
Identifiable assets:
  PSG .............................................  $38,585          $37,135
                                                     -------          -------

  Precision Ball Bearings .........................   13,653           12,475
  Electronic Interconnect Products ................    8,351            8,679
                                                     -------          -------
    Total ICG .....................................   22,004           21,154

  Non-allocated assets ............................   14,872           13,403
  Net assets held for sale ........................      750            7,002
                                                     -------          -------
    Total assets ..................................  $76,211          $78,694
                                                     =======          =======


Included in non-allocated expenses are the following: general corporate expense, interest expense, amortization of goodwill and other income and expense. Identifiable assets by segment consist of those assets that are used in the segments' operations. Non-allocated assets are comprised primarily of goodwill and net deferred tax assets.

The following table presents sales by geographic region. Substantially all of the Company's assets were located within the United States.

                                                Years Ended December 31,
                                        ----------------------------------------
                                          1998            1997            1996
                                        --------        --------        --------
United States ..................        $ 99,283        $104,099        $ 72,920
Europe .........................           9,709           7,527           6,436
Other foreign ..................           7,589           5,668           3,064
                                        --------        --------        --------
      Total Sales ..............        $116,581        $117,294        $ 82,420
                                        ========        ========        ========

Note 10 - Pension Arrangements

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

      The following table summarizes the components of net periodic pension cost for the defined benefit plans:

                                                        Years Ended December 31,
                                                        -----------------------
                                                         1998     1997     1996
                                                         ----     ----     ----

Service cost-benefits earned during the period ......    $ --     $ --     $ --
Interest cost on projected benefit obligation .......      76       76       71
Expected return on plan assets ......................     (38)     (30)     (18)
Recognized net actuarial loss (gain) ................      40       38       (2)
Settlement gain .....................................     (24)      --       --
                                                         ----     ----     ----

Total pension expense ...............................    $ 54     $ 84     $ 51
                                                         ====     ====     ====

                            AXSYS TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Pension Arrangements, (cont'd)

Assumptions used in accounting for the defined benefit plans as of the plans' measurement dates were:

                                                           1998    1997    1996
                                                           ----    ----    ----

Weighted-average discount rate .........................    7.5%    7.5%    7.5%
Expected long-term rate of return on assets ............    6.0%    6.0%    6.0%

      The following table sets forth the change in benefit obligation, change in plan assets and the funded status recognized in the consolidated balance sheets for the Company's defined benefit pension plans:

                                                             1998         1997
                                                           -------      -------
Change in benefit obligation:
  Benefit obligation at beginning of year ............     $ 1,090      $ 1,053
    Interest cost ....................................          76           76
    Actuarial loss ...................................          84           43
    Benefits paid ....................................         (87)         (82)
    Settlement .......................................         (82)          --
                                                           -------      -------
  Benefit obligation at end of year ..................     $ 1,081      $ 1,090
                                                           -------      -------

Change in plan assets:
  Fair value of plan assets at beginning of year .....     $   674      $   451
    Actual return ....................................          54           99
    Employer contribution ............................          88          206
    Benefits paid ....................................         (87)         (82)
    Settlement .......................................         (82)          --
                                                           -------      -------
  Fair value of plan assets at end of year ...........     $   647      $   674
                                                           -------      -------

Funded status ........................................         434          416
Unrecognized net actuarial gain ......................         164          215
                                                           -------      -------
Accrued benefit cost at December 31 ..................     $   598      $   631
                                                           -------      -------

      Unrecognized net gains and losses are amortized over the average future service lives of participants. Plan assets are invested in a managed portfolio consisting primarily of equity securities.

      The Company also sponsors 401(k) plans under which eligible employees may elect to contribute a percentage of their earnings. The Company has matched employee contributions to these plans in amounts ranging from 3% up to 5% of the employees' gross earnings over the three years ended December 31, 1998. Company matching contributions were $913 in 1998, $932 in 1997 and $668 in 1996.

                            AXSYS TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Supplemental Cash Flow Information

      Supplemental cash flow information for the years ended December 31, 1998, 1997 and 1996 is summarized as follows:

                                                         1998     1997     1996
                                                        ------   ------   ------

Cash paid during the year for:
     Interest .......................................   $  872   $2,554   $2,586
     Income tax payments ............................    1,213      315      441

Noncash investing activities:
     Equipment acquired under capital leases ........   $1,420   $1,726   $  786
     Common stock issued for acquisition ............       --    2,166       --
     Treasury stock issued for defined benefit plans        24       --       --

Note 12 - Stock Options and Warrants

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

A summary of Plan transactions are presented in the table below:

                                                   Stock        Weighted Average
                                                  Options       Exercise Price
                                                  --------      ----------------

Outstanding at December 31, 1996 ............       38,600      $           3.88
                                                  --------      ----------------

    Granted .................................      169,000                 25.59
    Forfeited ...............................       (3,500)                13.71
    Exercised ...............................       (9,000)                 3.75
                                                  --------      ----------------

Outstanding at December 31, 1997 ............      195,100                 22.52
                                                  --------      ----------------

    Granted .................................       80,700                 25.50
    Forfeited ...............................      (18,400)                25.44
    Exercised ...............................       (9,000)                 3.75
                                                  --------      ----------------

Outstanding at December 31, 1998 ............      248,400      $          23.95
                                                  ========      ================

Exercisable at December 31, 1998 ............       51,180      $          17.18
                                                  ========      ================

                            AXSYS TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Stock Options and Warrants (cont'd)

The following table summarizes information about stock options outstanding at December 31, 1998:

                             Options Outstanding             Options Exercisable
                    -------------------------------------   --------------------
                                 Weighted        Weighted               Weighted
                                  Average        Average                Average
Range of           Number of     Remaining       Exercise   Number of   Exercise
Exercise Prices     Options   Contractual Life    Price      Options     Price
---------------     -------   ----------------    -----      -------     -----

$ 3.75 to $ 4.15    18,600        2 Years         $ 4.02     16,080      $ 4.00
$15.00 to $18.75    23,600        8 Years          16.11     11,400       15.49
$25.69 to $28.26   206,200        9 Years          26.64     23,700       26.94
--------------------------------------------------------------------------------

$ 3.75 to $28.26   248,400        8 Years         $23.95     51,180      $17.18
--------------------------------------------------------------------------------

      The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for grants under the Plan. Pro forma information regarding net income and net income per share is required by SFAS No. 123 for awards granted in fiscal years beginning after December 15, 1994 as if the Company had accounted for such awards under the fair value method. Had compensation cost for the Company's Stock-Incentive grants in 1998 and 1997 been determined using the fair value method, the Company would have reported the following results:

                                                             1998        1997
                                                           ---------   ---------

Pro forma income from continuing operations before
extraordinary items ....................................   $   7,906   $   5,399
Pro forma net income ...................................       5,480       4,971

Pro forma basic earnings per share:
  Income from continuing operations before
  extraordinary items ..................................        1.89        1.61
  Net Income ...........................................        1.31        1.48

Pro forma diluted earnings per share:
  Income from continuing operations before
  extraordinary items ..................................        1.88        1.51
  Net Income ...........................................        1.30        1.39

      There were no Stock Incentives granted to employees in 1996 and, accordingly, no pro forma disclosure is provided. The fair value of each option granted in 1998 and 1997 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 50%; risk-free interest rate of 5.0% in 1998 and 5.8% in 1997; expected lives of 6 years; and, no dividend yield. Using this model, the weighted average fair value of options granted during 1998 and 1997 was $13.56 and $13.11, respectively. For pro forma purposes, the estimated fair value of the Company's Stock Incentive awards to employees is amortized over the options' vesting period which, for the 1998 and 1997 awards, is generally five years. Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its Stock Incentive awards to employees.

                            AXSYS TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 - Commitments and Contingencies

      Future minimum payments under noncancellable operating leases (exclusive of property expenses and net of sublease rental income), as of December 31, 1998, are as follows:

                 1999 ................................  $1,538
                 2000 ................................     310
                 2001 ................................     170
                 2002 ................................     159
                 2003 ................................      62
                 2004 and thereafter..................     184
                                                        ------
                                                        $2,423
                                                        ======


      Rent expense under such leases, net of sublease rental income, amounted to $1,756, $1,672 and, $1,536 in 1998, 1997 and 1996, respectively.

      The Company has various lawsuits, claims, commitments and contingent liabilities arising from the ordinary conduct of its business; however, they are not expected to have a material adverse effect on the Company's financial position or results of operations.

Note 14 - Potential Sale of the Company

      On November 20, 1998, the Company's Chairman and CEO ("the Chairman") and the owner of approximately 31% of the Company's common stock, submitted an offer to purchase all of the common stock not owned by him for $15.00 per share in cash (the "Chairman's Proposal"). Shortly thereafter, the Company's Board of Directors formed a Special Committee to evaluate the Chairman's Proposal. On January 11, 1999, the Company received an unsolicited offer to purchase the Company for $20.00 per share in cash. In response to this unsolicited offer, the Chairman withdrew his proposal, and on January 13, 1999, the Company's Board of Directors dissolved the Special Committee. On January 14, 1999, the Company engaged investment bankers to explore various strategic alternatives, including the potential sale of the Company. On January 29, 1999, the Company publicly announced that the Board of Directors had instructed its investment bankers to explore the potential sale of the Company.

                            AXSYS TECHNOLOGIES, INC.

                  SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

                             (Dollars in thousands)

-------------------------------------------------------------------------------------------------
COL. A                            COL. B      COL. C       COL. D       COL. E       COL. F
-------------------------------------------------------------------------------------------------
                                                  Additions
                                             -----------------------
                                 Balance at  Charged to   Charged to
                                 Beginning   Costs and    Other                     Balance at
     Classification              of Period   Expenses     Accounts     Deductions   End of Period
     --------------              ---------   --------     --------     ----------   -------------
Allowance for doubtful accounts

Year ended December 31, 1998:      $265        $309          $ --        $ 67(b)       $507
Year ended December 31, 1997:      $305        $166          $  4(a)     $210(b)       $265
Year ended December 31, 1996:      $196        $ 50          $100(a)     $ 41(b)       $305

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

3(4)          Restated Certificate of Incorporation of the Company (filed as
              Exhibit 3(4) to the Company's Amendment No. 2 to Registration Statement on Form S-1, dated October 17, 1997 (File No. 333-36027) (the "Form S-1") and incorporated herein by reference).

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

Exhibit
Number                                 Description
------                                 -----------

10(13) Stock Purchase Agreement, dated as of November 26, 1996, as amended December 11, 1996, between the Company, Precision Aerotech, Inc., Tru- Circle Corporation and Tru-Circle Manufacturing, Inc. (filed as Exhibit 2 to the December 23, 1996 Form 8-K and incorporated herein by reference).

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

10(27) Sixth Amendment to Credit Agreement (filed as Exhibit 10(27) to the Company's Form 10-K for the year ended December 31,1997 and incorporated herein by reference).

10(28) Expense Reimbursement Agreement dated as of November 24, 1998, between Stephen W. Bershad and the Company (filed as Exhibit 4 to Amendment No. 3 to Schedule 13D of Stephen W. Bershad and SWB Holding Corporation with respect to the Common Stock of the Company on November 25, 1998 and incorporated herein by reference).

21 Subsidiaries of the Registrant (filed as Exhibit 21(1) to the Form S-1 and incorporated herein by reference).

23            Consent of Arthur Andersen LLP.

27(1)         Financial Data Schedule.

27(2)         Restated Financial Data Schedule.