Form 10-K/A
period 1998-12-31
AXSYS TECHNOLOGIES INC
filed 1999-04-29
CIK 206030

================================================================================

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K /X/.

Aggregate market value of the voting stock held by non-affiliates of the registrant as of the close of business on April 19, 1999, $36,368,784.

Common Stock outstanding at April 19, 1999:  4,007,135 shares.

================================================================================

                            AXSYS TECHNOLOGIES, INC.
                                FORM 10-K/A NO. 1

         Axsys Technologies, Inc. a Delaware corporation (the "Registrant" or "Company") hereby amends its Form 10-K, dated March 25, 1999 (the "Form 10-K"), for the fiscal year ended December 31, 1998.

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

         Stephen W. Bershad, 57

         Stephen W. Bershad has been Chairman of the Board and Chief Executive Officer of the Company since he joined the Company in December 1986. Prior to joining the Company, he was a Managing Director of Lehman Brothers, Inc. and its predecessor firms, where he held a series of senior management positions in merchant banking and mergers and acquisitions. Mr. Bershad is a director of Emcor Group, Inc., an electrical and mechanical construction and facilities services company.

         ANTHONY J. FIORELLI, JR., 69

         Anthony J. Fiorelli has been a director of the Company since February 1988. He has been a private investor since January 1, 1997. From December 1985 until June 1997, Mr. Fiorelli was President of Strategic Management Consulting Services, Inc., a management consulting firm. Prior to that time, Mr. Fiorelli was President and Chief Executive Officer of General Defense Corporation, a diversified engineering and manufacturing company. Mr. Fiorelli also serves as a director of the United States Merchant Marine Academy Foundation.

         ELIOT M. FRIED, 66

         Eliot M. Fried has been a director of the Company since 1994. He is a Managing Director of Lehman Brothers, Inc. where he has been employed for 21 years and is a member of its Investment Committee and Investment Banking Commitment Committee. Mr. Fried is a director of Bridgeport Machines, Inc., L-3 Communications Corporation, a communications equipment company, and Walter Industries, Inc., a conglomerate of basic industries.

         RICHARD V. HOWITT, 55

         Richard V. Howitt has been a director of the Company since June 1997, following the Company's acquisition of Teletrac, Inc. ("Teletrac"). Mr. Howitt is a co-founder of Teletrac and has been President of Teletrac for 19 years. Prior to his full-time employment at Teletrac, he was a member of the technical staff and Section Head of Optical Metrology at Santa Barbara Research Center.

         There are no family relationships among any of the directors and executive officers of the Company.

         The Board of Directors met six times during 1998. The Audit Committee, the Compensation Committee and the Stock Incentive Plan Committee are the standing committees of the Board. The Audit Committee reviews internal and external audit procedures of the Company. Messrs. Fiorelli and Fried are members of the Audit Committee. The Audit Committee met once in 1998. The Compensation Committee oversees compensation policies of the Company. Its members are Messrs. Fiorelli and Fried. The Compensation Committee met once in 1998. The Stock Incentive Plan Committee administers the Stock Incentive Plan. Messrs. Fiorelli and Fried are members of the Stock Incentive Plan Committee. The Stock Incentive Plan Committee met once in 1998. At a meeting held on October 20, 1998, the Board of Directors formed a Special Committee (the "Special Committee"), consisting of Anthony J. Fiorelli, Jr. and Eliot M. Fried, to evaluate a proposal (the "Proposal") that the Company received from Stephen W. Bershad, the Chairman and Chief Executive Officer of the Company, for the acquisition by Mr. Bershad of all of the outstanding shares of Common Stock of the Company. The Special Committee met four times in 1998. The Special Committee was dissolved by the Board of Directors on January 13, 1999 following the withdrawal of Mr. Bershad's proposal.

         All meetings of the Board and of the Committees, were attended by all directors or Committee members, as applicable. The compensation of directors is fixed by the Board of Directors. Directors who are not employees of the Company receive meeting fees of $2,500 for each Board meeting attended and $1,000 for each committee meeting attended other than in connection with a Board meeting. Directors who are employees of the Company or any subsidiary do not receive fees or other compensation for their services as directors. All directors are reimbursed for travel and other expenses incurred in the performance of their duties. Each of the members of the Special Committee was paid a fee of $25,000 in 1998 for service on the Special Committee.

         Non-employee directors may be granted additional options from time to time for their services as directors. On May 5, 1998, each of Messrs. Fried and Fiorelli was granted options to purchase 2,000 shares of Common Stock at an exercise price of $25.75 per share with an expiration date of May 5, 2008, which options vest at the rate of 20% per year commencing on the first anniversary of the date of grant.

ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth information concerning compensation during the years ended December 31, 1996, 1997 and 1998 for services in all capacities awarded to, earned by or paid to the Company's Chief Executive Officer and the other executive officers of the Company (collectively, the "Named Executives"):

                                            SUMMARY COMPENSATION TABLE

                                                                                         LONG TERM
                                                 ANNUAL COMPENSATION                    COMPENSATION
                                                 -------------------                    ------------
                                                                                          NUMBER OF
                                                                                         SECURITIES
                                                                                          UNDERLYNG         ALL OTHER
NAME AND PRINCIPAL                                                       BONUS             OPTIONS        COMPENSATION
POSITION                             YEAR            SALARY ($)         ($) (1)       (# OF SHARES) (2)      ($) (3)
-------------------------------     ------           ----------         --------      -----------------   ------------
Stephen W. Bershad.............      1998              300,000                --            7,500            19,716
   Chairman of the                   1997              300,000           161,500           10,400             5,814
   Board and Chief                   1996              262,500           157,500               --             7,576
   Executive Officer

David L. Concannon (4).........      1998              100,962                --            5,000             3,793
   Vice President,
   General Counsel and
   Secretary

Raymond F. Kunzmann (5)........      1998              155,000                --            4,000            14,775
   Vice President--Finance           1997              146,922            84,196           32,000            10,383
   and Chief Financial               1996              141,385            85,000               --            10,603
   Officer

Kenneth F. Stern (6)...........      1998              150,000                --            4,000            11,479
   Vice President                    1997              138,173            79,777           32,000             9,560
Precision Systems Group              1996              130,269            52,500               --            10,439
     Sales and Marketing

--------
(1)  Reflects payments under the Company's Annual Incentive Plan.
(2) Reflects awards under the Axsys Technologies, Inc. Amended and Restated Long-Term Stock Incentive Plan (the "Stock Incentive Plan").
(3) Reflects: (i) matching contributions under the Company's 401(k) Plan which in 1998 totaled $4,800 for Mr. Bershad, $4,800 for Mr. Kunzmann, $4,800 for Mr. Stern and no payment for Mr. Concannon; (ii) payments under the Company's executive health insurance plan which in 1998 totaled $13,176 for Mr. Bershad, $2,778 for Mr. Concannon, $8,235 for Mr. Kunzmann and $4,939 for Mr. Stern; and (iii) payments of premiums for term life insurance maintained on behalf of the Named Executives which in 1998 totaled $1,740 for Mr. Bershad, $1,015 for Mr. Concannon, $1,740 for Mr. Kunzmann and $1,740 for Mr. Stern. The Company's executive health insurance plan, which covers only officers, provides for the reimbursement of deductible and coinsurance amounts and certain medical expenses not covered under the Company's basic medical plans.

(4) David L. Concannon, 34, joined the Company in June 1998 as Vice President, General Counsel and Secretary. Prior to joining the Company, Mr. Concannon was an associate with the law firms of Fried, Frank, Harris, Shriver & Jacobson, New York, New York, from November 1995 to June 1998, and Stinson, Mag & Fizzell, Kansas City, Missouri, from January 1994 to October 1995. His annual base salary is $175,000.
(5) Raymond F. Kunzmann, 42, joined the Company in June 1994 and currently serves as Vice President-Finance and Chief Financial Officer. Prior to joining the Company, from January 1994 until May 1994, he was Group Controller at Mannesmann Capital Corporation, a diversified manufacturing company.
(6) Kenneth F. Stern, 38, joined the Company in October 1994 and currently serves as Vice President Precision Systems Group Sales and Marketing. Prior to joining the Company, from December 1992 to October 1994, he was a management consultant specializing in strategic planning and corporate development for technology companies at Monitor Company and prior to December 1992 at Lorne Weil Inc.


                     STOCK OPTION GRANTS IN LAST FISCAL YEAR

         The following table sets forth certain information regarding the options granted pursuant to the Stock Incentive Plan during the year ended December 31, 1998, to the Named Executives Officers. No options were exercised in that period by such executive officers.


                                                      PERCENT OF
                                                        TOTAL
                                  NUMBER OF            OPTIONS
                                  SECURITIES           GRANTED                                               GRANT DATE
                                  UNDERLYING         TO EMPLOYEES                                             PRESENT
                                   OPTIONS             THROUGH         EXERCISE PRICE    EXPIRATION            VALUE
NAME                               GRANTED         DECEMBER 31, 1998     ($/SHARE)          DATE              ($) (1)
---------------------------       ----------       -----------------   --------------    ----------          ----------
Stephen W. Bershad                 7,500 (2)              9.8               28.26          2/28/03              90,100

David L. Concannon                 5,000 (3)              6.5               18.75          6/25/08              50,548

Raymond F. Kunzmann                4,000 (3)              5.2               25.69          2/28/08              55,400

Kenneth F. Stern                   4,000 (3)              5.2               25.69          2/28/08              55,400

--------
(1) The estimated grant date present value used was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: expected volatility of 50%; risk-free interest rate of 5.8%; expected life of 6 years (5 years as to Mr. Bershad's options) and no dividend yield. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of the fair value of awards pursant to the Company's Stock Incentive Plan.
(2) These options are exercisable to the extent of 20% thereof on the first anniversary of the date of grant, an additional 20% on each of the two subsequent anniversaries of the date of grant and as to the remaining 40% on the fourth anniversary of the date of grant. Vesting of such options will be accelerated in the event of certain changes in control of the Company.
(3) These options vest at the rate of 20% per year commencing on the first anniversary of the date of grant. Vesting of such options will be accelerated in the event of certain changes in control of the Company.

                       1998 FISCAL YEAR-END OPTION VALUES

         The following table sets forth certain information regarding the value of unexercised stock options granted pursuant to the Stock Incentive Plan as of December 31, 1998, held by the Named Executive Officers; no options were exercised by such Named Executive Officers during the year ended December 31, 1998:

                                                    FISCAL YEAR-END OPTION VALUES
                             ---------------------------------------------------------------------------
                                  NUMBER OF SECURITIES                       VALUE OF UNEXERCISED
                                       UNDERLYING                                IN-THE MONEY
                                   UNEXERCISED OPTIONS                         OPTIONS AT FISCAL
                                   AT FISCAL YEAR-END (#)                      YEAR-END ($) (1)
                             ----------------------------------         --------------------------------
NAME                         EXERCISABLE          UNEXERCISABLE         EXERCISABLE        UNEXERCISABLE
------------------------     -----------          -------------         -----------        -------------
Stephen W. Bershad             10,880                  11,220              12,600                   --
David L. Concannon                 --                   5,000                  --                   --
Raymond F. Kunzmann             7,800                  32,200               4,000                   --
Kenneth F. Stern                5,800                  32,200               2,000                   --

--------
(1) Includes only those options whose exercise prices are lower than $14.00 per share, the closing price for the Common Stock on the Nasdaq Stock Market on December 31, 1998.

                             TERMINATED PENSION PLAN

         The Company had a defined benefit pension plan which was terminated on July 31, 1989. The estimated annual benefit payable upon retirement to Mr. Bershad, the only executive officer participating in such plan, is $22,121, assuming retirement at age 65.

                              CERTAIN TRANSACTIONS

         On May 30, 1997, the Company, Teletrac and Mr. Howitt and the other then shareholders of Teletrac (collectively, the "Sellers") entered into a Stock Purchase Agreement pursuant to which the Sellers sold 177,937 Teletrac shares to the Company for a purchase price of approximately $7.7 million and the issuance of 153,000 shares of Common Stock, 53,000 of which were issued at closing. The Company was granted the right to acquire the remaining 29,880 shares of Teletrac's capital stock retained by the Sellers in exchange for 100,000 shares of Common Stock issuable pursuant to the Stockholder Agreement described below. Mr. Howitt, who was elected director of the Company following the closing of the transaction, sold 82,053 Teletrac shares to the Company and retained 5,229 shares. The 53,000 shares of Common Stock issued at closing are subject to registration rights.

         On May 30, 1997, the Company, on the one hand, and Mr. Howitt and certain other Teletrac shareholders (collectively, the "Minority Shareholders"), on the other hand, entered into a stockholder agreement (the "Stockholder Agreement") relating to the 29,880 Teletrac shares retained by the Minority Shareholders. Pursuant to the Stockholder Agreement, the Minority Shareholders have the option, exercisable on written notice to the Company, to elect to sell any remaining Teletrac shares to the Company in exchange for an aggregate of 100,000 shares of the Company's Common Stock (3.3467 shares of the Company's Common Stock for each Teletrac share) for a period of three years from the date of the Stockholder Agreement. In addition, pursuant to the terms of the Stockholder Agreement, the Company has the option, exercisable on written notice to each Minority Shareholder, to elect to purchase each Minority Shareholder's Teletrac shares, in exchange for an aggregate of 100,000 shares of the Company's Common Stock (3.3467 shares of the Company's Common Stock for each Teletrac share) at any time after three years from the date of the Stockholder Agreement or, on a prior date, upon certain other circumstances. Such shares of Common Stock, when issued, will be entitled to certain registration rights. Mr. Howitt's retained shares are exchangeable for 17,500 shares of Common Stock. Under the Stockholder Agreement, the Company was appointed as proxy to vote the Teletrac shares retained by the Minority Shareholders for the term of the agreement expiring on May 30, 2007.

         In connection with the purchase of Teletrac, Teletrac entered into an employment agreement with Mr. Howitt dated May 30, 1997 (the "Employment Agreement") and Mr. Howitt also executed a Non-Competition Agreement (the "Non-Competition Agreement") in favor of the Company under which he has agreed not to compete with or solicit customers or employees from the Company for a period of six years expiring in June 2003.

         Pursuant to the terms of the Employment Agreement, Mr. Howitt is entitled to receive an annual salary of $225,000 and a bonus in accordance with the terms of the Teletrac Management Incentive Compensation Plan (the "Teletrac Plan"), as determined by the committee administering the Plan. Mr. Howitt's employment is for a period of three years expiring June 1, 2000. Under the terms of the Employment Agreement, Teletrac may terminate Mr. Howitt's employment upon Mr. Howitt's death or "disability" or for "cause," and Mr. Howitt may terminate his employment with Teletrac at any time without Teletrac's consent or for "good reason" (as such terms are defined in the Employment Agreement). If the Employment Agreement is terminated by Teletrac for death, "disability" or "cause" or by Mr. Howitt without "good reason," Teletrac is obligated to pay Mr. Howitt (or his estate) all amounts earned but not paid to such termination date and certain other benefits accrued to such termination date pursuant to Teletrac's benefit plans. If the Employment Agreement is terminated by the Company other than for death, "disability" or "cause" or by Mr. Howitt with "good reason," Mr. Howitt will be entitled to receive all amounts earned and not paid to such date, the salary payable after such date for the balance of the term of the Employment Agreement, 40% of any amounts payable after such termination date pursuant to the Teletrac Plan and certain medical, dental and insurance benefits during the balance of the term of the Employment Agreement. Throughout his employment, Mr. Howitt is bound by a covenant not to compete with Teletrac and not to disclose "confidential information" (as defined in the Employment Agreement).

         Under the Teletrac Plan, Teletrac may make certain cash bonus awards ("Awards") to employees of Teletrac who are senior officers, members of senior management or key employees and consultants to Teletrac. Under the Teletrac Plan, Teletrac must establish incentive compensation pools ("Incentive Compensation Pools") for each of the fiscal years ending December 31, 1997 and December 31, 1998 and the thirteen-month period ending January 31, 2000 (each an "Incentive Period") and, under certain circumstances, additional incentive compensation pools ("Additional Incentive Compensation Pools") for the same periods. The Incentive Compensation Pools and the Additional Incentive Compensation Pools are determined based on a percentage of the excess of "gross profits" (as defined in the Teletrac Plan) for each Incentive Period over a base amount. The aggregate amount of the Incentive Compensation Pools and the Additional Incentive Compensation Pools shall not exceed $3,000,000 and $1,100,000, respectively. Subject to the next succeeding sentence, Mr. Howitt, the President of Teletrac and a director of the Company, is entitled to a percentage of annual payments, not to exceed 43%, from the Incentive Compensation Pool and the Additional Incentive Compensation Pool, if applicable, as determined by the committee administering the Teletrac Plan. In addition, in accordance with the employment agreement between Teletrac and Mr. Howitt, if such agreement is terminated for certain reasons, Mr. Howitt will be entitled to receive an Award of 40% of all amounts payable to him under the Plan after such termination date. The Plan is administered by a committee comprised solely of Mr. Howitt as long as he is President and a full-time employee of Teletrac and, in the event Mr. Howitt shall cease to be the President and a full-time employee of Teletrac, by David Barker as long as he is Vice President-Research and Development and at least a half-time employee of Teletrac and thereafter by individuals appointed by the Board of Directors of Teletrac. Subject to certain exceptions, including adversely affecting a participant's right (without consent) to receive Awards under the Teletrac Plan, the Board of Directors of Teletrac may amend the Teletrac Plan from time to time or suspend or terminate it entirely. In the event Teletrac sells all or substantially all of its assets, the participants in the Plan are entitled to receive an amount equal to $4,100,000 less all amounts previously paid as Incentive Compensation Pools and Additional Incentive Compensation Pools unless certain conditions are satisfied. Mr. Howitt received Awards under the Teletrac Plan for the year ended December 31, 1998 in the amount of $145,000.

         The Company has agreed to reimburse Mr. Bershad for his expenses incurred in pursuing his Proposal to acquire all of the outstanding shares of Common Stock of the Company. Mr. Bershad withdrew the Proposal on January 13, 1999 following the receipt by the Company of an unsolicited proposal from a third party seeking to acquire the Company. In 1998, the Company incurred approximately $51,000 in expenses related to its agreement to reimburse Mr. Bershad's expenses.

                     AGREEMENTS WITH DIRECTORS AND OFFICERS

         The Company has entered into indemnification agreements with its directors and certain officers in order to induce them to continue to serve as directors and officers of the Company, indemnifying them for any and all liabilities incurred by them arising out of their service as directors or officers, other than liabilities arising out of conduct which has been determined in a final adjudication to constitute bad faith or a knowing violation of law or receipt by such person of an improper personal benefit. The rights to indemnification under such agreements are in addition to any rights to indemnification contained in the Company's Certificate of Incorporation or By-Laws, which provide for indemnification under certain circumstances. The Company has agreed to pay Messrs. Stern and Kunzmann up to one year's base compensation and certain other benefits in the event of termination by the Company other than for cause.

         In February of 1999, in connection with its exploration of strategic alternatives, the Company entered into severance protection agreements with certain officers and key employees of the Company, including each of the Named Executives and Mr. Howitt, which provide for certain benefits if their employment is terminated within two years following a "Change in Control" of the Company. The purpose of the severance protection agreements is to foster the continued employment of officers and employees by allowing them to focus attention on their assigned responsibilities without distraction in the event of circumstances arising from the possibility of a change in control of the Company.

         For purposes of the severance protection agreements, a Change of Control means: (a) an acquisition (other than directly from the Company) of any Common Stock of the Company or other voting securities of the Company entitled to vote generally for the election of directors by any Person or entity immediately after which such Person has beneficial ownership of fifty percent or more of the then outstanding shares of Common Stock or the combined voting power of the Company's then outstanding voting securities other than an acquisition by
(i) the Company or any subsidiary of the Company, (ii) an employee benefit plan (or a trust forming a part thereof) maintained by the Company or any subsidiary of the Company, (iii) any affiliate of the Company, or (iv) any person in connection with a merger following which (A) the Company's shareholders prior to the merger own 50% of more of the voting power of the surviving corporation, (B) at least two-thirds of the directors of the surviving corporation were directors of the Company and (C) no person or entity other than the Company, any subsidiary of the Company or person or entity beneficially owning 50% or more of the Company's Common Stock owns 50% or more of the surviving corporation (a "Non-Control Transaction"); (b) the individuals who, as of February 11, 1999, were members of the Board of Directors cease for any reason to constitute at least a majority of the members of the Board of Directors; or (c) the consummation of: (i) a merger, consolidation, reorganization or other business combination with or into the Company or in which securities of the Company are issued, unless such merger, consolidation, reorganization or other business combination is a "Non-Control Transaction," (ii) a complete liquidation or dissolution of the Company; or (d) the sale or other disposition of all or substantially all of the assets of the Company to any person or entity.

         If a Change in Control occurs, and the executive's employment is terminated by the Company other than for cause, death or disability or by the executive for good reason within two years thereafter, the executive will be entitled to receive a maximum lump sum cash payment equal to, in the case of Messrs. Bershad, Kunzmann and Stern, 2.99 times the executive's "base amount" (as defined under Section 280G of the Internal Revenue Code of 1986 and generally consisting of the average annual compensation of the executive by the Company for the five-year period immediately preceding the date of determination), in the case of Mr. Concannon, two times the executive's base amount and, in the case of Mr. Howitt, 1.5 times the executive's base amount and, at the executive's election, one year of continuation of healthcare benefits or its cash equivalent. The severance protection agreements of each of Messrs. Bershad, Concannon, Kunzmann and Stern also provide that the executive will be entitled to the foregoing severance benefits in the event he terminates his employment, with or without good reason, at any time during the one-month period commencing six months following a Change in Control.

         Each of the severance protection agreements has a term of two years from the date of execution and will automatically renew for a one-year period on each anniversary thereafter, unless either party gives advance notice of non-renewal. Notwithstanding the foregoing, if there is a "Change in Control," the agreements will not terminate prior to the expiration of twenty-four months after the date of the Change in Control.

             COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

         The Compensation Committee of the Board of Directors, composed of Messrs. Fiorelli and Fried, has furnished the following report on executive compensation.

         Under the supervision of the Compensation Committee of the Board of Directors, the Company has developed and implemented compensation policies which seek to enhance the profitability of the Company, and thus shareowner value, by aligning closely the financial interests of the Company's senior managers with those of its shareowners. In furtherance of these goals, the Company relies to a large degree on annual bonus and longer-term stock incentive compensation to attract and retain executive officers and other key employees and to motivate them to perform to the full extent of their abilities. Both types of incentive compensation are not guaranteed and are variable and closely tied to corporate, business unit and individual performance in a manner designed to encourage a sharp and continuing focus on building profitability and shareowner value. The annual bonus and stock incentive compensation is more closely tied to the Company's success in achieving significant financial and other performance-oriented goals. The Committee considers the total compensation (earned or potentially available) of each of the executive officers and the other senior managers in establishing each element of compensation. Eligible persons must be employed by the Company at the time bonus compensation is awarded.

         In evaluating the performance and setting the incentive compensation of the Chief Executive Officer, the Committee took note of the Company's failure to achieve at least a specified minimum percentage of its budgeted net income before taxes, as well as its failure to achieve budgeted goals with respect to return on investment and bookings, the Committee determined not to grant any award to the Chief Executive Officer under the Annual Incentive Compensation Plan for the fiscal year ended December 31, 1998.

         In its review of other senior management incentive compensation for 1998, the Committee took into account management's performance against budget for net income before taxes, bookings and return on investment, which were weighted 65%, 20% and 15% respectively.

         Based on its evaluation of these factors, the Committee believes that the senior management of the Company is dedicated to achieving significant improvements in long-term financial performance and that the compensation policies the Committee has implemented and administered have contributed to achieving this management focus.

         During each fiscal year, the Stock Incentive Plan Committee considers the desirability of recommending that the Board of Directors grant senior executives, including executive officers, awards under the Stock Incentive Plan, which provides the flexibility to grant longer-term incentives in a variety of forms, including performance units, stock options, stock appreciation rights and restricted stock. At December 31, 1998, options covering 248,400 shares of Common Stock had been awarded under the Stock Incentive Plan. In respect of 1998, the Stock Incentive Plan Committee determined to recommend the grant of additional awards under the Stock Incentive Plan to Mr. Bershad in the amount of 5,000 options, to Mr. Concannon in the amount of 3,000 options, Mr. Kunzmann in the amount of 3,000 options and to Mr. Stern in the amount of 3,000 options. In addition, Mr. Concannon was granted options to purchase 5,000 shares in connection with his commencement of employment with the Company. Each of these grants was approved by the Stock Incentive Plan Committee and ratified and approved by the full Board of Directors.

                                  By:      Compensation Committee:
                                           Anthony J. Fiorelli, Jr.
                                           Eliot M. Fried

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Each of the Compensation Committee and Stock Incentive Plan Committee is composed of Messrs. Fiorelli and Fried. There are no Compensation Committee interlocks between the Company and any other entities involving the Company's executive officers and directors who serve as executive officers of such entities.

                          STOCK PRICE PERFORMANCE GRAPH

         The information in the foregoing report and the following graph shall not be incorporated by reference (by any general statement incorporating this amendment by reference or otherwise) into any prior or future filing under the Securities Exchange Act of 1934 (the "Exchange Act") or the Securities Act of 1933, except to the extent the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

         The following graph shows the value of a $100 investment in Common Stock from December 31, 1993 through December 31, 1998, as of the dates indicated, compared with the value of a similar investment in the Nasdaq Stock Market Index, the Nasdaq Non-Financial Stock Index and the S&P High Technology Composite Index at such times. The Nasdaq Stock Market Index is a broad market index comprising all domestic shares traded on the Nasdaq National Market and the Nasdaq Small-Cap Market. The Nasdaq Non-Financial Stock Index is an index comprising all non-financial common shares traded on the Nasdaq National Market and the Nasdaq Small-Cap Market. The S&P High Technology Composite Index is an index comprising common shares of companies in the aerospace/defense, communications equipment, electronics and office equipment and supplies industries. The Nasdaq Stock Market Index, the Nasdaq Non-Financial Stock Index and the S&P High Technology Composite Index are calculated on a total return basis to include the reinvestment of dividends.

---------------------------------------------------------------------------------------------------------------------------
                                         12/31/93      12/31/94      12/30/95      12/29/96      12/31/97      12/31/98
---------------------------------------------------------------------------------------------------------------------------
Axsys Technologies, Inc.
Common Stock                               $100          $100          $160          $360          $590          $448
---------------------------------------------------------------------------------------------------------------------------
Nasdaq Stock Market Index                  $100          $ 98          $138          $170          $209          $293
---------------------------------------------------------------------------------------------------------------------------
Nasdaq Non-Financial Index                 $100          $ 96          $134          $163          $191          $280
---------------------------------------------------------------------------------------------------------------------------
S&P High Technology
Composite Index                            $100          $115          $165          $232          $292          $503
---------------------------------------------------------------------------------------------------------------------------

             SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than 10% of a registered class of the Company's equity securities to file with the Securities and Exchange Commission (the "SEC") and the Nasdaq Stock Market initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and stockholders owning more than 10% are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on the information furnished to the Company, all applicable Section 16(a) filing requirements were complied with during the year ended December 31, 1998.

 ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  STOCK OWNERSHIP OF DIRECTORS AND OFFICERS

         The following table sets forth certain information with respect to the beneficial ownership of Common Stock of the Company by each of the Company's directors, each of the executive officers of the Company named in the Summary Compensation Table below (the "Named Executive Officers"), and all of the directors and executive officers of the Company as a group as of April 19, 1999.

                                                                  SHARES BENEFICIALLY OWNED
                                                                 DIRECTLY OR INDIRECTLY (1)
                                                              --------------------------------
       NAME                                                     NUMBER              PERCENT (2)
-------------------------------------------------------       ----------            -----------
Stephen W. Bershad (3).................................        1,261,791               30.6
David L. Concannon (4).................................               --                 *
Raymond F. Kunzmann (4) (5)............................            9,200                 *
Kenneth F. Stern (6)...................................           13,200                 *
Richard V. Howitt (7)..................................           41,560                1.0
Anthony J. Fiorelli, Jr. (8)...........................           16,785                 *
Eliot M. Fried (9).....................................            2,900                 *
All officers and directors as a group (7 persons)......        1,345,436               32.5

--------
* Less than 1%.
(1) Except as set forth in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by such shareholder.
(2) Applicable ownership percentage is based on 4,107,135 shares of Common Stock, consisting of 4,007,135 shares outstanding on April 19, 1999 and 100,000 shares issuable in connection with the acquisition of Teletrac.
     See "Certain Transactions."
(3) Includes 12,980 shares of Common Stock underlying options which are exercisable as of April 19, 1999 or within 60 days after such date. Mr. Bershad owns 658,047 shares of Common Stock directly and 590,764 shares of Common Stock indirectly through SWB Holding Corporation, of which he is the sole shareholder and Chairman. Mr. Bershad's address is 910 Sylvan Avenue, Suite 180, Englewood Cliffs, New Jersey 07632. Excludes 3,862 shares representing his interest in the Axsys Technologies, Inc. 401(k) Retirement Plan (the "401(k) Plan").

(4) David L. Concannon and Raymond F. Kunzmann, who are executive officers of the Company, are the sole trustees of the 401(k) Plan and may be deemed to beneficially own shares of Common Stock held by 401(k) Plan. Each of Messrs. Concannon and Kunzmann disclaims beneficial ownership of such 401(k) Plan shares. See "Principal Stockholders."
(5) Represents 9,200 shares of Common Stock underlying options which are exercisable as of April 19, 1999, or within 60 days after such date. Excludes 2,189 shares representing his interest in the 401(k) Plan.
(6) Includes 7,200 shares of Common Stock underlying options which are exercisable as of April 19, 1999, or within 60 days after such date. Excludes 1,452 shares representing his interest in the 401(k) Plan.
(7) Represents (i) 22,260 of Common Stock received by Mr. Howitt in the Teletrac acquisition, (ii) 17,500 shares representing Mr. Howitt's proportional interest in 100,000 shares issuable to the Teletrac Minority Shareholders and (iii) 1,800 shares of Common Stock underlying options which are exercisable as of April 19, 1999, or within 60 days after such date. See "Certain Transactions."
(8) Includes 2,900 shares of Common Stock underlying options which are exercisable as of April 19, 1999, or within 60 days after such date.
(9) Represents 2,900 shares of Common Stock underlying options which are exercisable as of April 19, 1999, or within 60 days after such date.

                             PRINCIPAL STOCKHOLDERS

         The Company knows of no person who, as of April 19, 1999, beneficially owned more than five percent of the Common Stock outstanding, except for Mr. Bershad and except as set forth below.

                                                                NUMBER OF SHARES
   NAME AND ADDRESS OF BENEFICIAL OWNER                        BENEFICIALLY OWNED                  PERCENT OF CLASS
------------------------------------------                     ------------------                  ----------------
Axsys Technologies, Inc. 401(k)
     Retirement Plan (1)
     Axsys Technologies, Inc.
     910 Sylvan Avenue, Suite 180
     Englewood Cliffs, NJ 07632......................                 203,986                            5.1%

John W. Gildea (2)
     Gildea Management Company
     115 East Putnam Avenue
     Greenwich, CT  06830............................                 378,718                            9.5%

--------
(1) Messrs. Concannon and Kunzmann are the sole trustees of the 401(k) Plan and may be deemed to beneficially own such shares although each of them disclaims beneficial ownership thereof.
(2) On February 16, 1999, Mr. Gildea, Network Fund III, Ltd ("Network Fund") filed a report on Schedule 13G with the Securities and Exchange Commission reflecting holdings of the Company's Common Stock. The amount shown includes 353,718 shares of Common Stock beneficially owned by Network Fund as to which shares Gildea Management Co., a Delaware corporation, has dispositive power by virtue of an investment advisory agreement. Mr. Gildea is the Chairman of the Board of Directors, Chief Executive Officer, President and sole shareholder of Gildea Management Co., and as such may be deemed the beneficial owner of the shares owned by Gildea Management Co. Mr. Gildea also owns 25,000 shares of Common Stock in his individual capacity.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None, other than as set forth in Item 11 above.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 28, 1999                  AXSYS TECHNOLOGIES, INC.
                                             (REGISTRANT)

                                        By /s/ STEPHEN W. BERSHAD
                                           -------------------------------------
                                           STEPHEN W. BERSHAD
                                             CHAIRMAN OF THE BOARD OF DIRECTORS
                                             AND CHIEF EXECUTIVE OFFICER