Form 10-Q
period 1999-03-31
AXSYS TECHNOLOGIES INC
filed 1999-05-11
CIK 206030

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

                      FOR THE QUARTER ENDED MARCH 31, 1999

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

                                 Yes |X| No |_|

4,007,135 shares of Common Stock, $.01 par value, were outstanding as of April 28, 1999.

================================================================================

                            AXSYS TECHNOLOGIES, INC.
                                      INDEX

                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

  Condensed Consolidated Balance Sheets -
   March 31, 1999 and December 31, 1998                                        3

  Condensed Consolidated Statements of Operations -
   Three Months Ended March 31, 1999 and 1998                                  4

  Condensed Consolidated Statements of Cash Flows -
   Three Months Ended March 31, 1999 and 1998                                  5

  Notes to Condensed Consolidated Financial Statements                         6

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 10

Item 3. Quantitative and Qualitative Disclosures about
          Market Risk                                                         13

PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders                   14

Item 5. Other Information                                                     14

Item 6. Exhibits and Reports on Form 8-K                                      14

SIGNATURES                                                                    14

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                            AXSYS TECHNOLOGIES, INC.
                      Condensed Consolidated Balance Sheets
                   (Dollars in thousands, except share data)

                                  (Unaudited)

                                                         March 31,  December 31,
                                                            1999        1998
                                                         ---------  ------------
                           ASSETS

CURRENT ASSETS:
  Cash .................................................  $    134    $     69
  Accounts receivable - net ............................    16,281      16,877
  Inventories - net ....................................    28,871      27,028
  Other current assets .................................     2,732       2,838
                                                          --------    --------
    TOTAL CURRENT ASSETS ...............................    48,018      46,812

PROPERTY, PLANT AND EQUIPMENT - net ....................    15,509      15,080

EXCESS OF COST OVER NET ASSETS ACQUIRED - net ..........    12,109      12,216

OTHER ASSETS ...........................................     2,387       2,103
                                                          --------    --------
    TOTAL ASSETS .......................................  $ 78,023    $ 76,211
                                                          ========    ========

            LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable .....................................  $  8,765    $  7,867
  Accrued expenses and other liabilities ...............     6,329       7,050
  Current portion of long-term debt and capital
    lease obligations ..................................     1,286       1,179
                                                          --------    --------
    TOTAL CURRENT LIABILITIES ..........................    16,380      16,096

LONG-TERM DEBT & CAPITAL LEASES, less current portion ..     7,534       5,612

OTHER LONG-TERM LIABILITIES ............................     2,287       2,375

  Common Stock, issued 4,122,767 shares at
    March 31, 1999 and December 31, 1998 ...............        41          41
  Capital in Excess of Par .............................    40,761      40,761
  Retained Earnings ....................................    12,630      12,966
  Treasury Stock, at cost, 115,632 shares at
    March 31, 1999 and 117,750 at December 31, 1998 ....    (1,610)     (1,640)
                                                          --------    --------
    TOTAL SHAREHOLDERS' EQUITY .........................    51,822      52,128
                                                          --------    --------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .........  $ 78,023    $ 76,211
                                                          ========    ========

     See accompanying notes to condensed consolidated financial statements.

                            AXSYS TECHNOLOGIES, INC.
                Condensed Consolidated Statements of Operations
            (Unaudited, dollars in thousands, except per share data)

                                                   Three Months Ended March 31,
                                                      1999             1998
                                                  -----------       -----------

NET SALES ..................................      $    25,135       $    31,898

Cost of sales ..............................           18,288            21,930
Selling, general and administrative
  expenses .................................            5,095             6,013
Research and development expenses ..........            1,026               957
Amortization of intangible assets ..........              107               107
                                                  -----------       -----------

OPERATING INCOME ...........................              619             2,891

Interest expense ...........................              190               258
Special charge .............................            1,000                --
Other expense ..............................                1                 7
                                                  -----------       -----------

(LOSS) INCOME FROM CONTINUING
  OPERATIONS BEFORE TAXES ..................             (572)            2,626

(Benefit) provision for income
  taxes ....................................             (236)            1,063
                                                  -----------       -----------

(LOSS) INCOME FROM CONTINUING
  OPERATIONS ...............................             (336)            1,563

DISCONTINUED OPERATIONS:
  Loss from operations, net of tax .........               --               (26)
                                                  -----------       -----------

NET (LOSS) INCOME ..........................      $      (336)      $     1,537
                                                  ===========       ===========

BASIC (LOSS) EARNINGS PER SHARE:
  (Loss) income from continuing
    operations .............................      $     (0.08)      $      0.37
  Discontinued operations ..................               --             (0.01)
                                                  -----------       -----------
TOTAL ......................................      $     (0.08)      $      0.36
                                                  ===========       ===========

Weighted average common shares
  outstanding ..............................        4,106,247         4,215,976
                                                  ===========       ===========

DILUTED (LOSS) EARNINGS PER SHARE:
  Income from continuing operations ........      $     (0.08)      $      0.37
  Discontinued operations ..................               --             (0.01)
                                                  -----------       -----------
TOTAL ......................................      $     (0.08)      $      0.36
                                                  ===========       ===========

Weighted average common shares
  outstanding ..............................        4,106,247         4,262,698
                                                  ===========       ===========

     See accompanying notes to condensed consolidated financial statements.

                            AXSYS TECHNOLOGIES, INC.
                Condensed Consolidated Statements of Cash Flows
                       (Unaudited, dollars in thousands)

                                                    Three Months Ended March 31,
                                                        1999             1998
                                                    ------------     -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income ...............................   $  (336)         $ 1,537
  Adjustments to reconcile net income to cash
    (used in) provided by operating activities:
  Depreciation and amortization ...................       910              895
  Change in net assets of discontinued
    operation .....................................        --              (82)
  Increase in current assets, other than cash .....    (1,141)          (2,577)
  Increase in current liabilities .................       207              195
  Other-net .......................................       (40)             212
                                                      -------          -------
    NET CASH (USED IN) PROVIDED BY OPERATING
      ACTIVITIES ..................................      (400)             180
                                                      -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ............................      (116)          (1,695)
  Advance to third party ..........................      (331)              --
                                                      -------          -------
    NET CASH USED IN INVESTING ACTIVITIES .........      (447)          (1,695)
                                                      -------          -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from borrowings ....................     1,250            1,400
  Net repayment of borrowings .....................      (342)            (223)
  Other ...........................................         4               19
                                                      -------          -------
    NET CASH PROVIDED BY FINANCING
      ACTIVITIES ..................................       912            1,196
                                                      -------          -------
    NET INCREASE (DECREASE) IN CASH ...............        65             (319)

CASH AT BEGINNING OF PERIOD .......................        69              573
                                                      -------          -------
CASH AT END OF PERIOD .............................   $   134          $   254
                                                      =======          =======

Supplemental Cash Flow Information:
  Cash paid for:
    Interest ......................................   $   110          $   161
    Income Tax ....................................        50              194

Non-Cash Investing and Financing Activities:
    Equipment acquired under capital leases .......   $ 1,117          $    75

     See accompanying notes to condensed consolidated financial statements.

                            AXSYS TECHNOLOGIES, INC.
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                  (Dollars in thousands, except per share data)

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Axsys Technologies, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. Operating results for the three month period ended March 31, 1999 are not indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Certain reclassifications have been made to previously reported financial statements to conform to current classifications.

Note 2 - Earnings per Share

Basic earnings per share has been computed by dividing Net Income Applicable to Common Shareholders by the weighted average number of common shares outstanding. Diluted earnings per share has been computed by dividing Net Income Applicable to Common Shareholders by the weighted average number of common shares outstanding including the dilutive effects of stock options, if any.

Note 3 - Discontinued Operations

On September 16, 1998, the Company sold its Sensor Systems business unit ("Sensor Systems") which manufactured position sensor devices such as potentiometers, pressure transducers and encoders primarily for defense and industrial automation applications, for $3,030, of which $1,030 was in the form of a five year, 10% subordinated note. Sensor Systems' land and building were not sold as part of this transaction, but are being marketed for sale by the Company and are recorded in Other Assets on the March 31, 1999 Condensed Consolidated Balance Sheet at their estimated net realizable value.

The disposal of Sensor Systems has been accounted for as a discontinued operation and, accordingly, the related net assets and operating results have been reported separately from continuing operations in all years presented. Revenues applicable to the discontinued operation for the three months ended March 31, 1998 were $1,697.

Note 4 - Advances to Third Parties

On August 12, 1998, the Company entered into an agreement with Westlake Technology Corporation ("WTC") whereby the Company has the exclusive right to market and sell WTC's electronic and electromechanical test equipment. In return for these exclusive rights, the Company has agreed to provide loans of up to a maximum of $1,900 to WTC. Outstanding loans bear interest at 10.5% and mature on August 12, 2001. As of March 31, 1999, the outstanding loan balance, which is recorded under "Other Assets" in the Condensed Consolidated Balance Sheet, was $1,383.

                            AXSYS TECHNOLOGIES, INC.
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                  (Dollars in thousands, except per share data)

Note 5 - Inventories

Inventories have been determined generally by lower of cost (first-in, first-out or average) or market. Inventories consist of:
                                                    March 31,       December 31,
                                                      1999             1998
                                                    ---------       ------------

Raw materials ...............................        $10,247          $ 9,401
Work-in-process .............................         10,105            8,665
Finished goods ..............................         12,287           12,642
                                                     -------          -------
                                                      32,639           30,708
Less reserves ...............................          3,768            3,680
                                                     -------          -------
                                                     $28,871          $27,028
                                                     =======          =======

Note 6 - Shareholders' Equity

Treasury Stock -

In August 1998, the Company's Board of Directors authorized the repurchase, from time to time, on the open market or otherwise, of up to 200,000 shares of the Company's Common Stock at prevailing market prices or at negotiated prices. The Company plans to use the repurchased shares for general corporate purposes, including the satisfaction of commitments under its employee benefit plans. As of March 31, 1999 the Company has repurchased 119,500 shares for an aggregate purchase price of $1,664, of which 2,980 shares were used to satisfy commitments under its employee benefit plans.

Note 7 - Income Taxes

The Company has determined, based upon the level of its current taxable income, it is more likely than not that it will realize the benefit of a portion of its deferred tax assets which previously had been fully reserved with a valuation allowance. As such, beginning in the second quarter of 1998, the Company has reversed a portion of its tax valuation allowance equal to the amount it would have recorded as a tax provision on income from continuing operations before taxes during the period. During the first quarter of 1999, the Company reported a loss from continuing operations before taxes and, as a result, no additional reversal of the tax valuation allowance was recorded.

As of March 31, 1999, the remaining tax valuation allowance is approximately $0.9 million.

Note 8 - Segment Data

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

                            AXSYS TECHNOLOGIES, INC.
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                  (Dollars in thousands, except per share data)

Note 8 - Segment Data - Cont'd.

The following tables present financial data for each of the Company's segments.

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                         1999           1998
                                                    ------------   -------------
Net sales:
    PSG ..........................................    $ 14,030        $ 19,407
                                                      --------        --------

    Precision Ball Bearings ......................       6,553           7,263
    Electronic Interconnect Products .............       4,552           5,228
                                                      --------        --------
        Total ICG ................................      11,105          12,491
                                                      --------        --------
            Total Sales ..........................    $ 25,135        $ 31,898
                                                      ========        ========

(Loss) earnings before amortization, interest
  and taxes:
    PSG ..........................................    $    (96)       $  2,074
                                                      --------        --------

    Precision Ball Bearings ......................         851             979
    Electronic Interconnect Products .............         778             938
                                                      --------        --------
        Total ICG ................................       1,629           1,917

    Non-allocated expenses .......................      (2,105)         (1,365)
                                                      --------        --------
            (Loss) income from continuing
             operations before taxes .............    $   (572)       $  2,626
                                                      ========        ========

                                                      March 31,     December 31,
                                                        1999           1998
                                                     ----------     ------------
Identifiable assets:
    PSG ..........................................    $ 39,279        $ 38,585
                                                      --------        --------

    Precision Ball Bearings ......................      13,911          13,653
    Electronic Interconnect Products .............       9,024           8,351
                                                      --------        --------
        Total ICG ................................      22,935          22,004

    Non-allocated assets .........................      15,809          15,622
                                                      --------        --------
          Total assets ...........................    $ 78,023        $ 76,211
                                                      ========        ========

Included in non-allocated expenses are the following: general corporate expense, interest expense, amortization of goodwill, special charges and other income and expense. Identifiable assets by segment consist of those assets that are used in the segments' operations. Non-allocated assets are comprised primarily of goodwill and net deferred tax assets.

Note 9 - Other Information

                                                      March 31,     December 31,
                                                        1999           1998
                                                     ----------     ------------

Allowance for doubtful accounts ..................    $    525        $    507
                                                      ========        ========

Accumulated depreciation and amortization
 of property, plant and equipment ................    $ 12,294        $ 11,531
                                                      ========        ========

Accumulated amortization of excess of cost
  over net assets acquired .......................    $  1,697        $  1,590
                                                      ========        ========

                            AXSYS TECHNOLOGIES, INC.
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                  (Dollars in thousands, except per share data)

Note 10 - Potential Sale of the Company and Special Charge

On November 20, 1998, the Company's Chairman and CEO and the owner of approximately 31% of the Company's common stock ("the Chairman"), submitted an offer to purchase all of the common stock not owned by him for $15.00 per share in cash (the "Chairman's Proposal"). Shortly thereafter, the Company's Board of Directors formed a Special Committee to evaluate the Chairman's Proposal. On January 11, 1999, the Company received an unsolicited offer to purchase the Company for $20.00 per share in cash. In response to this unsolicited offer, the Chairman withdrew his proposal, and on January 13, 1999, the Company's Board of Directors dissolved the Special Committee. On January 14, 1999, the Company engaged investment bankers to explore various strategic alternatives, including the potential sale of the Company. On January 29, 1999, the Company publicly announced that the Board of Directors had instructed its investment bankers to explore the potential sale of the Company. During the first quarter of 1999, the Company recorded a pre-tax special charge of $1,000 for expenses related to the ongoing process of exploring the potential sale of the Company.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth certain financial data as a percentage of net sales for the three month periods ended March 31, 1999 and 1998. On September 16, 1998 the Company sold certain assets related to its Sensor Systems segment. The divestiture, which was previously part of the PSG, has been accounted for as a discontinued operation. Accordingly, the results of the operations of Sensor Systems through the date of the sale and the loss from the disposal are reflected in discontinued operations.

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                        1999           1998
                                                    ------------   -------------
Net sales:
    PSG ............................................     55.8%         60.8%
                                                        -----         -----
    Precision Ball Bearings ........................     26.1          22.8
    Electronic Interconnect Products ...............     18.1          16.4
                                                        -----         -----
        Total ICG ..................................     44.2          39.2
                                                        -----         -----
            Total Company ..........................    100.0         100.0
                                                        -----         -----

Cost of sales ......................................     72.8          68.8
                                                        -----         -----

Gross profit .......................................     27.2          31.2
                                                        -----         -----
Operating expenses:
    Selling, general and administrative expenses ...     20.2          18.9
    Research and development expenses ..............      4.1           3.0
    Amortization of intangible assets ..............      0.4           0.3
                                                        -----         -----
                                                          2.5           9.0
                                                        -----         -----
Operating income
    Interest expense ...............................      0.7           0.8
    Special charge .................................      4.0            --
    Other expense ..................................       --            --
                                                        -----         -----

(Loss) income from continuing operations
  before taxes .....................................     (2.2)          8.2
  (Benefit) provision for income taxes .............     (0.9)          3.3
                                                        -----         -----
(Loss) income from continuing operations ...........     (1.3)          4.9

Discontinued operations:
  Loss from operations, net of tax .................       --          (0.1)
                                                        -----         -----
Net (loss) income ..................................     (1.3)%         4.8%
                                                        =====         =====

Gross profit (as a percentage of related
  net sales):
PSG ................................................     24.1%         31.2%
ICG ................................................     31.0          31.4

Comparison of the Three Months Ended March 31, 1999 and March 31, 1998

Net sales. Net sales decreased by 21.2%, or $6.8 million, from $31.9 million in the three month period ended March 31, 1998 to $25.1 million in the same period of 1999. The PSG's sales decreased by 27.7%, or $5.4 million, from $19.4 million in 1998 to $14.0 million in 1999. This decrease was primarily the result of the continuing soft market conditions in the electronics capital equipment and digital imaging markets. In addition, the PSG had lower sales to the space market primarily due to the timing of major satellite programs. The ICG's sales were 11.1%, or $1.4 million lower than the record level sales of $12.5 million recorded in the first quarter of 1998. However, the soft market conditions experienced over the second half of 1998 appear to be improving as the ICG's first quarter 1999 sales were 22% higher than those recorded during the fourth quarter of 1998.

Gross profit. The Company's gross profit decreased by 31.3%, or $3.2 million, from $10.0 million in 1998 to $6.8 million in 1999. Gross profit margin decreased from 31.2% of net sales in 1998 to 27.2% in 1999. The gross margin for the PSG decreased from 31.2% of net sales in 1998 to 24.1% in 1999 and, for the ICG, decreased from 31.4% of net sales in 1998 to 31.0% in 1999. The decline in the PSG and ICG gross profit margins were primarily due to the lost variable contribution margin on their lower sales volume.

Selling, general and administrative expenses. SG&A expenses decreased by 15.3%, or $0.9 million, from $6.0 million in 1998 to $5.1 million in 1999. As a percentage of net sales, however, SG&A increased from 18.9% in 1998 to 20.2% in 1999. The decrease in SG&A expenses is primarily due to lower incentive expense.

Research and development expenses. R&D expenses of $1.0 million in 1999 were substantially the same as 1998.

Interest expense. Interest expense decreased by 26.4%, or $0.1 million, from $0.3 million in 1998 to $0.2 million in 1999. The decrease in interest expense was primarily due to lower average borrowings during 1999 resulting from cash flow from operations.

Special charge. During the first quarter of 1999, the Company recorded a pre-tax special charge of $1.0 million for expenses related to the ongoing process of exploring the potential sale of the Company (See Note 10 to the Condensed Consolidated Financial Statements).

Taxes. The Company's effective tax rate increased from 40.5% in 1998 to 41.3% in 1999, primarily reflecting the effect of a fixed non-deductible goodwill amortization over a lower income base.

Discontinued Operations. In September 1998, the Company sold its Sensor Systems business unit. Results of operations from the discontinued business have been reported separately from continuing operations in 1998.

Backlog

A substantial portion of the Company's business is of a build-to-order nature requiring various engineering, manufacturing, testing and other processes to be performed prior to shipment. As a result, the Company generally has a significant backlog of orders to be shipped. The Company's backlog of orders increased by 6.3% or $3.1 million, from $49.0 million at December 31, 1998 to $52.1 million at March 31, 1999 reflecting increases in each of the Company's major market segments other than the digital imaging market which remains soft. The Company believes that a substantial portion of the backlog of orders at March 31, 1999 will be shipped over the next twelve months.

Liquidity and Capital Resources

The Company funds its operations primarily from cash flow generated by operations and, to a lesser extent, from borrowings under its credit facility and through capital lease transactions.

Net cash (used in) provided by operations for the three months ended March 31, 1999 and 1998 was $(0.4) million and $0.2 million, respectively. The decrease in cash provided from operations in 1999 was primarily due to reduced earnings. At December 31, 1998, the Company had approximately $0.3 million of tax credits available to reduce future taxable income. These tax credits are expected to be used to offset tax payments in 1999.

The Company's working capital was $31.6 million and $30.7 million on March 31, 1999 and December 31, 1998, respectively.

Net cash used in investing activities for the three months ended March 31, 1999 and 1998 was $0.4 million and $1.7 million, respectively. This reduction in use of cash was primarily due to the use of capital leases to finance $1.1 million of its capital expenditures, compared with $0.1 million in 1998.

The Company had no material commitments for capital expenditures as of March 31, 1999.

The Company has an $11.0 million senior secured revolving credit facility which expires on April 25, 2000 (the "Credit Facility"), of which $3.4 million was outstanding as of March 31, 1999. The Credit Facility contains restrictive covenants which, among other things, impose limitations with respect to the incurrence of additional liens and indebtedness, mergers, consolidations and specified sale of assets and requires the Company to meet certain financial tests including minimum levels of earnings and net worth and various other financial ratios. In addition, the Credit Facility prohibits the payment of cash dividends. The Company believes that the remaining availability under the Credit Facility and cash generated from operations will be sufficient to finance its future capital expenditures, working capital requirements and the purchase of additional Company Common Stock for at least the next 12 months.

Year 2000

The Company is continuously monitoring Year 2000 compliance issues affecting its information technology ("IT") and non-IT systems. No significant non-IT system Year 2000 compliance issues have been identified.

As related to IT systems, the Company has substantially completed the implementation of new management information systems at three of its business units. While the implementation of these new systems does address Year 2000 concerns, Year 2000 compliance was not the predominant justification supporting such investments. These new IT systems are also expected to enhance future operations through improved operating management and efficiencies. The cost of these new systems was approximately $1.2 million, of which $1.0 million has been capitalized and will be depreciated over future periods. Of the total $1.2 million Year 2000 spending, approximately $0.9 million and $0.3 million was spent in 1998 and 1997, respectively. With the implementation of these new management information systems substantially completed, the Company has adequate time to identify and correct potential hardware or software problems that may arise. As such, no further contingency plans have been formulated.

The Company is continuing the process of surveying material third parties such as customers, vendors, banks and others to determine their Year 2000 readiness. While it is not possible to fully assess the actual readiness of these third parties, a majority of their responses indicate that they are or will be Year 2000 compliant. For those vendors who have not responded satisfactorily, alternative sources will be identified.

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

This quarterly report on Form 10-Q provides certain forward-looking statements. The Company's business is subject to a variety of risks and uncertainties. As a result, actual future results and developments may be materially different from those expressed or implied in any forward-looking statement. Disclosure regarding factors affecting the Company's future results and developments is contained in the Company's public filings with the Securities and Exchange Commission, including the Company's annual report on Form 10-K for the fiscal year ended December 31, 1998.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risk sensitive instruments do not subject the Company to material risk exposures.

                           PART II. OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None during the quarter ended March 31, 1999.

Item 5. OTHER INFORMATION

      Not applicable during the quarter ended March 31, 1999.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

a)    Exhibits:

      Exhibit 10(1): Severance Protection Agreement between the Company and
                     Stephen W. Bershad dated as of February 11, 1999

      Exhibit 10(2): Severance  Protection  Agreement  between  the  Company and
                     Richard V. Howitt dated as of February 11, 1999

      Exhibit 10(3): Severance Protection Agreement between the Company and
                     Raymond F. Kunzmann dated as of February 11, 1999

      Exhibit 10(4): Severance Protection Agreement between the Company and
                     Kenneth F. Stern dated as of February 11, 1999

      Exhibit 10(5): Severance Protection Agreement between the Company and
                     David L. Concannon dated as of February 11, 1999

      Exhibit 10(6): Net Lease dated as of February 1, 1999, by and between the
                     Company and Joel Nosanchuk

      Exhibit 27(1): Financial Data Schedule (For SEC use only).

      Exhibit 27(2): Restated Financial Data Schedule (For SEC use only).

b)    Reports on Form 8-K

      None during the quarter ended March 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated this 11th day of May, 1999.


Date: May 11, 1999                AXSYS TECHNOLOGIES, INC.

                                  By: /s/Stephen W. Bershad
                                      ----------------------
                                      Stephen W. Bershad
                                      Chairman of the Board and Chief Executive
                                      Officer

                                  By: /s/Raymond F. Kunzmann
                                      ----------------------
                                      Raymond F. Kunzmann
                                      Vice President-Finance and Chief Financial
                                      Officer