Form 10-Q
period 1999-06-30
AXSYS TECHNOLOGIES INC
filed 1999-08-11
CIK 206030

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                           ------------------------

                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 1999

                         COMMISSION FILE NUMBER 0-16182

                           ------------------------

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

                           ------------------------

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

4,077,587 SHARES OF COMMON STOCK, $.01 PAR VALUE, WERE OUTSTANDING AS OF JULY 28, 1999.

                            AXSYS TECHNOLOGIES, INC.
                                      INDEX



                                                                      Page
                                                                      ----



PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited):


  Condensed Consolidated Balance Sheets -
   June 30, 1999 and December 31, 1998                                  3

  Condensed Consolidated Statements of Operations -
   Three Months Ended June 30, 1999 and 1998                            4

  Condensed Consolidated Statements of Operations -
   Six Months Ended June 30, 1999 and 1998                              5

  Condensed Consolidated Statements of Cash Flows -
   Six Months Ended June 30, 1999 and 1998                              6

  Notes to Condensed Consolidated Financial Statements                  7


Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                        11


Item 3.  Quantitative and Qualitative Disclosures about
             Market Risk                                                14

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders            15

Item 5.  Other Information                                              15

Item 6.  Exhibits and Reports on Form 8-K                               16

SIGNATURES                                                              16


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            AXSYS TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)
                                  (Unaudited)


                                                                                JUNE 30,             DECEMBER 31,
                                                                                  1999                   1998
                                                                            --------------          ---------------
                                     ASSETS

CURRENT ASSETS:
  Cash....................................................................  $          88           $          69
  Accounts receivable - net...............................................         17,273                  16,877
  Inventories - net.......................................................         29,156                  27,028
  Other current assets....................................................          2,993                   2,838
                                                                            --------------          ---------------

    TOTAL CURRENT ASSETS..................................................         49,510                  46,812

PROPERTY, PLANT AND EQUIPMENT - net.......................................         15,374                  15,080

EXCESS OF COST OVER NET ASSETS ACQUIRED - net.............................         12,002                  12,216

OTHER ASSETS..............................................................          2,448                   2,103
                                                                            --------------          ---------------

    TOTAL ASSETS..........................................................  $      79,334           $      76,211
                                                                            --------------          ---------------
                                                                            --------------          ---------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable........................................................  $       8,043           $       7,867
  Accrued expenses and other liabilities..................................          6,884                   7,050
  Current portion of long-term debt and capital lease obligations.........          5,637                   1,179
                                                                            --------------          ---------------

    TOTAL CURRENT LIABILITIES.............................................         20,564                  16,096

LONG-TERM DEBT & CAPITAL LEASES, less current portion.....................          3,876                   5,612

OTHER LONG-TERM LIABILITIES...............................................          2,214                   2,375

SHAREHOLDERS' EQUITY:
  Common Stock, issued 4,122,767 shares at June 30, 1999 and
   December 31, 1998......................................................             41                      41
  Capital in Excess of Par................................................         39,843                  40,761
  Retained Earnings.......................................................         13,703                  12,966
  Treasury Stock, at cost, 72,318 shares at June 30, 1999 and
    117,750 at December 31, 1998..........................................           (907)                 (1,640)
                                                                            --------------          ---------------

    TOTAL SHAREHOLDERS' EQUITY............................................         52,680                  52,128
                                                                            --------------          ---------------

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY............................  $      79,334           $      76,211
                                                                            --------------          ---------------
                                                                            --------------          ---------------


     See accompanying notes to condensed consolidated financial statements.

                            AXSYS TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            (Unaudited, dollars in thousands, except per share data)

                                                                              THREE MONTHS ENDED JUNE 30,
                                                                      --------------------------------------------
                                                                           1999                       1998
                                                                      ----------------          ------------------

NET SALES.........................................................     $      26,979              $       31,774

Cost of sales.....................................................            19,030                      21,918
Selling, general and administrative expenses......................             5,311                       5,545
Research and development expenses.................................               998                         926
Amortization of intangible assets.................................               107                         107
                                                                      ----------------          ------------------

OPERATING INCOME..................................................             1,533                       3,278

Interest expense..................................................               222                         288
Other expense.....................................................                 2                          25
                                                                      ----------------          ------------------

INCOME FROM CONTINUING OPERATIONS BEFORE
TAXES.............................................................             1,309                       2,965

Provision for income taxes........................................               236                           -
                                                                      ----------------          ------------------

INCOME FROM CONTINUING OPERATIONS.................................             1,073                       2,965

DISCONTINUED OPERATIONS:
  Income from operations, net of tax..............................                 -                          91
                                                                      ----------------          ------------------

NET INCOME........................................................     $       1,073              $        3,056
                                                                      ----------------          ------------------
                                                                      ----------------          ------------------

BASIC EARNINGS PER SHARE:
  Income from continuing operations...............................     $        0.26              $          0.70
  Discontinued operations.........................................                 -                         0.02
                                                                      ----------------          ------------------
TOTAL.............................................................     $        0.26              $          0.72
                                                                      ----------------          ------------------
                                                                      ----------------          ------------------

Weighted average common shares outstanding........................         4,103,854                    4,222,591
                                                                      ---------------           ------------------
                                                                      ---------------           ------------------

DILUTED EARNINGS PER SHARE:
  Income from continuing operations...............................     $        0.26              $          0.70
  Discontinued operations.........................................                 -                         0.02
                                                                      ----------------          ------------------
TOTAL.............................................................      $       0.26              $          0.72
                                                                      ----------------          ------------------
                                                                      ----------------          ------------------

Weighted average common shares outstanding........................
                                                                           4,116,773                    4,264,699
                                                                      ----------------          ------------------
                                                                      ----------------          ------------------

     See accompanying notes to condensed consolidated financial statements.

                            AXSYS TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            (Unaudited, dollars in thousands, except per share data)


                                                       SIX MONTHS ENDED JUNE 30,
                                                     ---------------------------
                                                          1999            1998
                                                     ------------     ----------

NET SALES ........................................     $   52,114     $   63,672

Cost of sales ....................................         37,318         43,848
Selling, general and administrative expenses .....         10,406         11,558
Research and development expenses ................          2,024          1,883
Amortization of intangible assets ................            214            214
                                                       ----------     ----------

OPERATING INCOME .................................          2,152          6,169

Interest expense .................................            412            546
Special charge ...................................          1,000             --
Other expense ....................................              3             32
                                                       ----------     ----------

INCOME FROM CONTINUING OPERATIONS BEFORE
TAXES ............................................            737          5,591

Provision for income taxes .......................             --          1,063
                                                       ----------     ----------

INCOME FROM CONTINUING OPERATIONS ................            737          4,528

DISCONTINUED OPERATIONS:
  Income from operations, net of tax .............             --             65
                                                       ----------     ----------

NET INCOME .......................................     $      737     $    4,593
                                                       ----------     ----------
                                                       ----------     ----------
BASIC EARNINGS PER SHARE:
  Income from continuing operations ..............     $     0.18     $     1.07
  Discontinued operations ........................             --           0.02
                                                       ----------     ----------
TOTAL ............................................     $     0.18     $     1.09
                                                       ----------     ----------
                                                       ----------     ----------

Weighted average common shares outstanding .......      4,105,051      4,219,284
                                                       ----------     ----------
                                                       ----------     ----------

DILUTED EARNINGS PER SHARE:
  Income from continuing operations ..............     $     0.18     $     1.06
  Discontinued operations ........................             --           0.02
                                                       ----------     ----------
TOTAL ............................................     $     0.18     $     1.08
                                                       ----------     ----------
                                                       ----------     ----------

Weighted average common shares outstanding .......      4,119,833      4,263,698
                                                       ----------     ----------
                                                       ----------     ----------


     See accompanying notes to condensed consolidated financial statements.

                            AXSYS TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Unaudited, dollars in thousands)


                                                                       SIX MONTHS ENDED JUNE 30,
                                                                        1999            1998
                                                                       ---------      --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ......................................................     $   737      $ 4,593
  Adjustments to reconcile net income to cash (used in) provided by operating activities:
  Deferred income taxes ...........................................        (309)        (933)
  Depreciation and amortization ...................................       1,862        1,790
  Change in net assets of discontinued operation ..................        --            152
  Increase in current assets, other than cash .....................      (2,370)      (1,922)
  Increase (decrease) in current liabilities ......................          76         (268)
  Other-net .......................................................         (17)         147
                                                                        -------      -------

    NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES ...........         (21)       3,559
                                                                        -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ............................................        (541)      (2,876)
  Advance to third party ..........................................        (468)        --
                                                                        -------      -------
    NET CASH USED IN INVESTING ACTIVITIES .........................      (1,009)      (2,876)
                                                                        -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from borrowings ....................................       2,200         --
  Net repayment of borrowings .....................................        (908)        (754)
  Purchases of Treasury Stock .....................................        (251)        --
  Other ...........................................................           8           44
                                                                        -------      -------

    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ...........       1,049         (710)
                                                                        -------      -------

    NET INCREASE (DECREASE) IN CASH ...............................          19          (27)

CASH AT BEGINNING OF PERIOD .......................................          69          573
                                                                        -------      -------

CASH AT END OF PERIOD .............................................     $    88      $   546
                                                                        -------      -------
                                                                        -------      -------

Supplemental Cash Flow Information:
  Cash paid for:
    Interest ......................................................     $   354      $   468
    Income Tax ....................................................         115          339

Non-Cash Investing and Financing Activities:
    Equipment acquired under capital leases .......................     $ 1,422      $    75



     See accompanying notes to condensed consolidated financial statements.

                            AXSYS TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Axsys Technologies, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. Operating results for the three month and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

NOTE 3 - DISCONTINUED OPERATIONS

On September 16, 1998, the Company sold its Sensor Systems business unit ("Sensor Systems") which manufactured position sensor devices such as potentiometers, pressure transducers and encoders primarily for defense and industrial automation applications, for $3,030, of which $1,030 was in the form of a five year, 10% subordinated note. Sensor Systems' land and building, which were not sold as part of this transaction, were sold during July 1999 for approximately their book value of $750, net of retained liabilities.

The disposal of Sensor Systems has been accounted for as a discontinued operation and, accordingly, the related net assets and operating results have been reported separately from continuing operations in all periods presented. Revenues applicable to the discontinued operation for the three month and six month periods ended June 30, 1998 were $1,892 and $3,589, respectively.


NOTE 4 - ADVANCES TO THIRD PARTIES

On August 12, 1998, the Company entered into an agreement with Westlake Technology Corporation ("WTC") whereby the Company has the exclusive right to market and sell WTC's electronic and electromechanical test equipment. In return for these exclusive rights, the Company has agreed to provide loans of up to a maximum of $1,900 to WTC. Outstanding loans bear interest at 10.5% and mature on August 12, 2001. As of June 30, 1999, the outstanding loan balance, which is recorded under "Other Assets" in the Condensed Consolidated Balance Sheet, was $1,520.

                            AXSYS TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 5 - INVENTORIES

Inventories have been determined generally by lower of cost (first-in, first-out or average) or market. Inventories consist of:


                                                       JUNE 30,                  DECEMBER 31,
                                                         1999                        1998
                                                   -----------------           -----------------

Raw materials......................................   $   10,840                  $    9,401
Work-in-process....................................        9,930                       8,665
Finished goods.....................................       12,356                      12,642
                                                   -----------------           -----------------
                                                          33,126                      30,708
Less reserves......................................       (3,970)                     (3,680)
                                                   -----------------           -----------------
                                                      $   29,156                  $   27,028
                                                   -----------------           -----------------
                                                   -----------------           -----------------


NOTE 6 - SHAREHOLDERS' EQUITY

TREASURY STOCK -

In August 1998, the Company's Board of Directors authorized the repurchase, from time to time, on the open market or otherwise, of up to 200,000 shares of the Company's Common Stock at prevailing market prices or at negotiated prices. During July 1999, the Company's Board of Directors authorized an increase in the share repurchase program from an aggregate of 200,000 shares of Common Stock to an aggregate of 700,000 shares. The Company plans to use the repurchased shares for general corporate purposes, including the satisfaction of commitments under its employee benefit plans. As of June 30, 1999 the Company has repurchased 144,700 shares for an aggregate purchase price of $1,915, of which 72,382 shares have been used by the Company to satisfy its obligation to issue shares under certain employee benefit plans and in connection with the acquisition of its Teletrac, Inc. subsidiary.

NOTE 7 - INCOME TAXES

The Company has determined, based upon the level of its current taxable income, it is more likely than not that it will realize the benefit of a portion of its deferred tax assets which previously had been fully reserved with a valuation allowance. As such, beginning in the second quarter of 1998, the Company has reversed a portion of its tax valuation allowance equal to the amount it would have recorded as a tax provision on income from continuing operations before taxes during the period. As a result, the Company reduced both its three month and six month periods continuing operations tax provisions by $309 and $1,221 in 1999 and 1998, respectively. The tax provision recorded in the second quarter of 1999 represents the reversal of the tax benefit recorded in the first quarter.

As of June 30, 1999, the remaining tax valuation allowance is approximately
$600.

NOTE 8 - SEGMENT DATA

The Company classifies its businesses under two major groups, the Precision Systems Group ("PSG") and the Industrial Components Group ("ICG"). The PSG designs and manufactures micro-positioning and precision optical systems and components for a variety of industries including defense, space, digital imaging and electronics capital equipment. The ICG is comprised of the Precision Ball Bearings segment, which distributes and services precision miniature ball bearings, and the Electronic Interconnect Products segment, which designs and manufactures interconnect devices, barrier terminal blocks, and connectors. The products of both the ICG segments are used in a variety of industrial, consumer and other commercial applications.

As discussed in Note 3, the company sold its Sensor Systems segment during the third quarter of 1998. The disposal of Sensor Systems, which previously was part of the PSG, has been accounted for as a discontinued operation and, accordingly, its operating results have been reported separately from continuing operations and the segment data below has been restated to exclude the Sensor Systems segment.

                            AXSYS TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 8 - SEGMENT DATA - CONT'D.

The following tables present financial data for each of the Company's segments.


                                                                 THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                                                                       1999        1998           1999          1998
                                                                    --------      --------      --------      --------
Net sales:
    PSG .......................................................     $ 15,669      $ 20,451      $ 29,699      $ 39,858
                                                                    --------      --------      --------      --------
    Precision Ball Bearings ...................................        6,353         6,576        12,906        13,839
    Electronic Interconnect Products ..........................        4,957         4,747         9,509         9,975
                                                                    --------      --------      --------      --------
        Total ICG .............................................       11,310        11,323        22,415        23,814
                                                                    --------      --------      --------      --------
            Total Sales .......................................     $ 26,979      $ 31,774      $ 52,114      $ 63,672
                                                                    --------      --------      --------      --------
                                                                    --------      --------      --------      --------
Earnings before amortization, interest and taxes:
    PSG .......................................................     $    849      $  2,605      $    753      $  4,679
                                                                    --------      --------      --------      --------

    Precision Ball Bearings ...................................          726           906         1,577         1,885
    Electronic Interconnect Products ..........................          820           701         1,598         1,639
                                                                    --------      --------      --------      --------
        Total ICG .............................................        1,546         1,607         3,175         3,524
    Non-allocated expenses ....................................       (1,086)       (1,247)       (3,191)       (2,612)
                                                                    --------      --------      --------      --------
        Income from continuing operations
        before taxes ..........................................     $  1,309      $  2,965      $    737      $  5,591
                                                                    --------      --------      --------      --------
                                                                    --------      --------      --------      --------

                                                                     JUNE 30,   DECEMBER 31,
                                                                       1999          1998
                                                                    --------      --------
Identifiable assets:
    PSG .......................................................     $ 40,263      $ 38,585
                                                                    --------      --------
    Precision Ball Bearings ...................................       13,902        13,653
    Electronic Interconnect Products ..........................        9,168         8,351
                                                                    --------      --------
        Total ICG .............................................       23,070        22,004

    Non-allocated assets ......................................       16,001        15,622
                                                                    --------      --------
        Total assets ..........................................     $ 79,334      $ 76,211
                                                                    --------      --------
                                                                    --------      --------


Included in non-allocated expenses are the following: general corporate expense, interest expense, amortization of goodwill, special charges and other income and expense. Identifiable assets by segment consist of those assets that are used in the segments' operations. Non-allocated assets are comprised primarily of goodwill and net deferred tax assets.

NOTE 9 - OTHER INFORMATION

                                                                   JUNE 30,     DECEMBER 31,
                                                                     1999          1998
                                                                    -------       -------

Allowance for doubtful accounts ...............................     $   381       $   507
                                                                    -------       -------
                                                                    -------       -------

Accumulated depreciation and amortization
 of property, plant and equipment .............................     $13,133       $11,531
                                                                    -------       -------
                                                                    -------       -------

Accumulated amortization of excess of cost
  over net assets acquired ....................................     $ 1,804       $ 1,590
                                                                    -------       -------
                                                                    -------       -------

                            AXSYS TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 10 - SPECIAL CHARGE

On November 20, 1998, the Company's Chairman and CEO and the owner of approximately 31% of the Company's common stock ("the Chairman"), submitted an offer to purchase all of the common stock not owned by him for $15.00 per share in cash (the "Chairman's Proposal"). Shortly thereafter, the Company's Board of Directors formed a Special Committee to evaluate the Chairman's Proposal. On January 11, 1999, the Company received an unsolicited offer to purchase the Company for $20.00 per share in cash. In response to this unsolicited offer, the Chairman withdrew his proposal, and on January 13, 1999, the Company's Board of Directors dissolved the Special Committee. On January 14, 1999, the Company engaged investment bankers to explore various strategic alternatives, including the potential sale of the Company. On January 29, 1999, the Company publicly announced that the Board of Directors had instructed its investment bankers to explore the potential sale of the Company. During the first quarter of 1999, the Company recorded a pre-tax special charge of $1,000 for expenses related to a process of exploring the potential sale of the Company. On June 15, 1999, the Company publicly announced that its Board of Directors had determined not to pursue a sale of the Company at that time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth certain financial data as a percentage of net sales for the three month and six month periods ended June 30, 1999 and 1998. On September 16, 1998 the Company sold certain assets related to its Sensor Systems segment. The divestiture, which was previously part of the PSG, has been accounted for as a discontinued operation. Accordingly, the results of the operations of Sensor Systems through the date of the sale and the loss from the disposal are reflected in discontinued operations.


                                                           THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                              1999             1998                 1999             1998
                                                           ------------     ------------         ------------     ------------
Net sales:
    PSG..................................................      58.1  %          64.4  %                57.0   %           62.6  %
                                                           ------------     ------------         ------------     ------------
    Precision Ball Bearings..............................      23.5             20.7                   24.8               21.7
    Electronic Interconnect Products.....................      18.4             14.9                   18.2               15.7
                                                            ------------     ------------         ------------     ------------
        Total ICG........................................      41.9             35.6                   43.0               37.4
                                                           ------------     ------------         ------------     ------------
            Total Company................................     100.0            100.0                  100.0              100.0
                                                           ------------     ------------         ------------     ------------

Cost of sales............................................      70.5             69.0                   71.6               68.9
                                                           ------------     ------------         ------------     ------------

Gross profit.............................................      29.5             31.0                   28.4               31.1
                                                           ------------     ------------         ------------     ------------
Operating expenses:
    Selling, general and administrative expenses.........      19.7             17.5                   20.0               18.1
    Research and development expenses....................       3.7              2.9                    3.9                3.0
   Amortization of intangible assets.....................       0.4              0.3                    0.4                0.3
                                                           ------------     ------------         ------------     ------------
                                                               23.8             20.7                   24.3               21.4
                                                           ------------     ------------         ------------     ------------

Operating income.........................................       5.7             10.3                    4.1                9.7

    Interest expense.....................................        0.8             0.9                    0.8                0.9

    Special charge.......................................          -               -                    1.9                  -

    Other expense........................................          -             0.1                      -                  -
                                                           ------------     ------------         ------------     ------------

Income from continuing operations before taxes...........        4.9             9.3                    1.4                8.8

  Provision for income taxes.............................        0.9               -                      -                1.7
                                                           ------------     ------------         ------------     ------------
Income from continuing operations........................        4.0             9.3                    1.4                7.1


Discontinued operations:
  Income from operations, net of tax.....................           -            0.3                      -                0.1

                                                           ------------     ------------         ------------     ------------
Net income...............................................        4.0 %           9.6  %                 1.4  %             7.2%

                                                           ------------     ------------         ------------     ------------
                                                           ------------     ------------         ------------     ------------

Gross profit (as a percentage of related net sales):
PSG......................................................       28.3  %         31.4   %               26.3  %            31.3%

ICG......................................................       30.9            30.4                   31.0               30.9


COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998

NET SALES. Net sales decreased by 15.1%, or $4.8 million, from $31.8 million in the three month period ended June 30, 1998 to $27.0 million in the same period of 1999. The PSG's sales decreased by 23.4%, or $4.8 million, from $20.5 million in 1998 to $15.7 million in 1999. This decrease was primarily the result of lower sales to the electronics capital equipment, digital imaging and space markets, partially offset by an increase in sales to the defense market. In the electronics capital equipment market, overall soft market conditions, especially in the data storage segment, continue to impact sales volume. Lower sales to the digital imaging market were due to a combination of soft market conditions and technical problems which are delaying shipments on certain product offerings. In the space market, lower sales were primarily due to the timing of major satellite programs. Partially offsetting these negative variances was an increase in sales to the defense market primarily due to shipments under a large space-based defense program. The ICG recorded sales of $11.3 million in the second quarter of 1999, which were substantially the same as sales in the second quarter of the prior year. Sales of electronic interconnect products were up 4.4% over the prior year, primarily due to new product introductions. This increase was offset by a 3.4% decline in sales of precision ball bearings.

GROSS PROFIT. The Company's gross profit decreased by 19.3%, or approximately $1.9 million, from $9.9 million in 1998 to $7.9 million in 1999. Gross profit margin decreased from 31.0% of net sales in 1998 to 29.5% in 1999. The gross margin for the PSG decreased from 31.4% of net sales in 1998 to 28.3% in 1999 and, for the ICG, increased from 30.4% of net sales in 1998 to 30.9% in 1999. The decline in the PSG gross profit margin was primarily due to the spreading of fixed costs over a lower sales volume. The improved margins in the ICG were primarily due to a favorable sales mix in both of its business segments and, favorable purchase price variances and sales volume related efficiencies in the electronic interconnect products segment.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses decreased by 4.2%, or $0.2 million, from $5.5 million in 1998 to $5.3 million in 1999. As a percentage of net sales, however, SG&A increased from 17.5% in 1998 to 19.7% in 1999. The decrease in SG&A expenses was primarily due to lower incentive expense partially offset by increased spending on employment related costs, travel, advertising and promotions.

RESEARCH AND DEVELOPMENT EXPENSES. R&D expenses of $1.0 million in 1999 were substantially the same as 1998.

INTEREST EXPENSE. Interest expense decreased by 22.9%, or $0.1 million, from $0.3 million in 1998 to $0.2 million in 1999. The decrease in interest expense was primarily due to a combination of lower average borrowings and a lower average borrowing rate during 1999.

TAXES. The Company's effective tax rate increased from none in 1998 to 18.0% in 1999. As discussed in Note 7 to the Condensed Consolidated Financial Statements, the Company offset its normal second quarter continuing operations tax provision in both 1999 and 1998 by the reversal of a portion of its tax valuation allowance. The tax provision recorded in the second quarter of 1999 represents the reversal of the tax benefit recorded in the first quarter. As of June 30, 1999, the remaining tax valuation allowance is approximately $0.6 million. The Company will continue to assess the realizability of its deferred tax assets in future periods.

DISCONTINUED OPERATIONS. In September 1998, the Company sold its Sensor Systems business unit. Results of operations from the discontinued business have been reported separately from continuing operations in 1998.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998

NET SALES. Net sales decreased by 18.2%, or $11.6 million, from $63.7 million in the six month period ended June 30, 1998 to $52.1 million in the same period of 1999. The PSG's sales decreased by 25.5%, or $10.2 million, from $39.9 million in 1998 to $29.7 million in 1999. This decrease was primarily the result of lower sales to the electronics capital equipment, digital imaging and space markets, partially offset by an increase in sales to the defense market. In the electronics capital equipment market, the lower sales volume was due to soft market conditions, especially in the data storage segment. Lower sales to the digital imaging market were due to a combination of soft market conditions and technical problems which are delaying shipments on certain product offerings. In the space market, lower sales were primarily due to the timing of major satellite programs. Partially offsetting these negative variances was an increase in sales to the defense market primarily due to shipments under a large space based defense program. The ICG's sales decreased 5.9%, or $1.4 million, from $23.8 million in 1998, which included record high sales in the first quarter of the year, to $22.4 million in 1999. Sales of the electronic interconnect products and precision ball bearings were 6.7% and 4.7% below the prior year, respectively. Beginning in the second half of 1998, the ICG has felt the impact that the economic difficulties in Asia and the soft manufacturing segment in general were having on its customers. However, these soft market conditions appear to be improving, as the ICG's sales during the first half of 1999 are approximately 16% higher than sales for the second half of 1998.

GROSS PROFIT. The Company's gross profit decreased by 25.4%, or $5.0 million, from $19.8 million in 1998 to $14.8 million in 1999. Gross profit margin decreased from 31.1% of net sales in 1998 to 28.4% in 1999. The gross margin for the PSG decreased from 31.3% of net sales in 1998 to 26.3% in 1999 and, for the ICG, increased slightly from 30.9% of net sales in 1998 to 31.0% in 1999. The decline in the PSG gross profit margins were primarily due to the spreading of fixed costs over a lower sales volume.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses decreased by 10.0%, or $1.2 million, from $11.6 million in 1998 to $10.4 million in 1999. As a percentage of net sales, however, SG&A increased from 18.1% in 1998 to 20.0% in 1999. The decrease in SG&A expenses was primarily due to lower incentive expense.

RESEARCH AND DEVELOPMENT EXPENSES. R&D expenses of $2.0 million in 1999 were slightly higher than the $1.9 million incurred in 1998 primarily due to higher spending on new product development for the digital imaging market.

INTEREST EXPENSE. Interest expense decreased by 24.5%, or $0.1 million, from $0.5 million in 1998 to $0.4 million in 1999. The decrease in interest expense was primarily due to a combination of lower average borrowings and a lower average borrowing rate during 1999.

SPECIAL CHARGE. During the first quarter of 1999, the Company recorded a pre-tax special charge of $1.0 million for expenses related to the process of exploring the potential sale of the Company, which was discontinued during the second quarter of 1999 (See Note 10 to the Condensed Consolidated Financial Statements).

TAXES. The Company's effective tax rate decreased from 19.0% in 1998 to none in 1999. Commencing in the second quarter of 1998, the Company began to offset its normal continuing operations tax provision by the reversal of a portion of its tax valuation allowance. (See Note 7 to the Condensed Consolidated Financial Statements).

DISCONTINUED OPERATIONS. See discussion in "Comparison of the Three Months Ended June 30, 1999 and June 30, 1998".

BACKLOG

A substantial portion of the Company's business is of a build-to-order nature requiring various engineering, manufacturing, testing and other processes to be performed prior to shipment. As a result, the Company generally has a significant backlog of orders to be shipped. The Company's backlog of orders increased by 4.5% or $2.2 million, from $49.0 million at December 31, 1998 to $51.2 million at June 30, 1999 reflecting increases in most of the Company's major market segments. The Company believes that a substantial portion of the backlog of orders at June 30, 1999 will be shipped over the next twelve months.

LIQUIDITY AND CAPITAL RESOURCES

Net cash (used in) provided by operations for the six months ended June 30, 1999 and 1998 was ($21,000) and $3.6 million, respectively. The decrease in cash provided from operations in 1999 was primarily due to reduced earnings. The Company's working capital was $28.9 million and $30.7 million on June 30, 1999 and December 31, 1998, respectively.

Net cash used in investing activities for the six months ended June 30, 1999 and 1998 was $1.0 million and $2.9 million, respectively. This reduction in use of cash was primarily due to lower capital expenditures and an increase in the use of capital lease financing. The Company had no material commitments for capital expenditures as of June 30, 1999.

The Company funds its operations primarily from cash flow generated by operations and, to a lesser extent, from borrowings under its credit facility and through capital lease transactions. The Company has an $11.0 million senior secured revolving credit facility which expires on April 25, 2000 (the "Credit Facility"), of which $4.3 million was outstanding as of June 30, 1999. The Credit Facility contains restrictive covenants which, among other things, impose limitations with respect to the incurrence of additional liens and indebtedness, mergers, consolidations and specified sale of assets and requires the Company to meet certain financial tests including minimum levels of earnings and net worth and various other financial ratios. In addition, the Credit Facility prohibits the payment of cash dividends. The Company believes that it will be able to extend its current Credit Facility beyond April 25, 2000 or enter into a credit agreement with a new group of lenders with terms and covenants which are at least as favorable as those existing under the current facility. The Company further believes that its borrowing capacity under an extended Credit Facility or a new credit arrangement and cash generated from operations will be sufficient to finance its future capital expenditures, working capital requirements and the purchase of additional Company Common Stock for at least the next 12 months.

YEAR 2000

The Company is continuously monitoring Year 2000 compliance issues affecting its information technology ("IT") and non-IT systems. No significant non-IT system Year 2000 compliance issues have been identified.

As related to IT systems, the Company has completed the implementation of new management information systems at three of its business units. While the implementation of these new systems does address Year 2000 concerns, Year 2000 compliance was not the predominant justification supporting such investments. These new IT systems are also expected to enhance future operations through improved operating management and efficiencies. The cost of these new systems was approximately $1.2 million, of which $1.0 million has been capitalized and will be depreciated over future periods. Of the total $1.2 million Year 2000 spending, approximately $0.9 million and $0.3 million was spent in 1998 and 1997, respectively. With the implementation of these new management information systems, the Company believes it has addressed the potential Year 2000 hardware or software problems which it has identified. As such, no further contingency plans have been formulated.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. Management does not believe that the implementation of the statement will have a material impact on the consolidated financial position or consolidated results of operations of the Company.

FORWARD-LOOKING STATEMENTS

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

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The annual meeting of stockholders of the Company was held on July 29, 1999. The following matters were submitted to a vote of security holders. The results of the voting were as follows:

     (1) Election of Directors
           All four directors of the Company were elected by the stockholders.


                                                    Votes               Votes
                                                     FOR               WITHHELD
                                                     ---               --------

           Stephen W. Bershad                     3,293,784             6,583
           Anthony J. Fiorelli, Jr.               3,294,079             6,288
           Eliot M. Fried                         3,294,279             6,088
           Richard V. Howitt                      3,292,188             8,179


     (2) Appointment of Independent Auditors
           The stockholders were asked to ratify the appointment of Arthur Andersen LLP as independent auditors for the Company for 1999. This matter was approved by the stockholders with 3,296,210 votes cast for, 2,776 votes opposed, and 1,381 votes abstained.

ITEM 5. OTHER INFORMATION

    Not applicable during the quarter ended June 30, 1999.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)    Exhibits:

        Exhibit 10(1): Amendment, Consent and Waiver to the Credit Agreement, dated April 25, 1996, between the Company, various banks named therein and Banque Paribas, as Agent.
        Exhibit 27 (1):  Financial Data Schedule (For SEC use only).
        Exhibit 27 (2):  Restated Financial Data Schedule (For SEC use only).

b)    Reports on Form 8-K

        None during the quarter ended June 30, 1999.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated this 11th day of August, 1999.

Date: August 11, 1999   AXSYS TECHNOLOGIES, INC.




                        By:   /s/STEPHEN W. BERSHAD
                              ---------------------
                              Stephen W. Bershad
                              Chairman of the Board and Chief Executive Officer




                        By:   /s/RAYMOND F. KUNZMANN
                              ----------------------
                              Raymond F. Kunzmann
                              Vice President-Finance and Chief Financial Officer