Form 10-Q
period 1999-09-30
AXSYS TECHNOLOGIES INC
filed 1999-11-09
CIK 206030

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

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

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

                             Yes   |X|   No   |_|

3,968,112 shares of Common Stock, $.01 par value, were outstanding as of November 2, 1999.

================================================================================

                            AXSYS TECHNOLOGIES, INC.
                                      INDEX

                                                                           Page
                                                                           ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

  Condensed Consolidated Balance Sheets -
   September 30, 1999 and December 31, 1998                                  3

  Condensed Consolidated Statements of Operations -
   Three Months Ended September 30, 1999 and 1998                            4

  Condensed Consolidated Statements of Operations -
   Nine Months Ended September 30, 1999 and 1998                             5

  Condensed Consolidated Statements of Cash Flows -
   Nine Months Ended September 30, 1999 and 1998                             6

  Notes to Condensed Consolidated Financial Statements                       7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                 11

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk                                                         14

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders                 15

Item 5. Other Information                                                   15

Item 6. Exhibits and Reports on Form 8-K                                    15

SIGNATURES                                                                  15

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                            AXSYS TECHNOLOGIES, INC.
                      Condensed Consolidated Balance Sheets
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                                    September 30,  December 31,
                                                                        1999           1998
                                                                      --------       --------
                              ASSETS
CURRENT ASSETS:
  Cash ............................................................   $     65       $     69
  Accounts receivable - net .......................................     15,831         16,877
  Inventories - net ...............................................     28,548         27,028
  Other current assets ............................................      3,394          2,838
                                                                      --------       --------

    TOTAL CURRENT ASSETS ..........................................     47,838         46,812

PROPERTY, PLANT AND EQUIPMENT - net ...............................     15,075         15,080

EXCESS OF COST OVER NET ASSETS ACQUIRED - net .....................     11,895         12,216

OTHER ASSETS ......................................................      1,920          2,103
                                                                      --------       --------

    TOTAL ASSETS ..................................................   $ 76,728       $ 76,211
                                                                      ========       ========

               LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable ................................................   $  7,156       $  7,867
  Accrued expenses and other liabilities ..........................      6,926          7,050
  Current portion of long-term debt and capital lease obligations .      4,252          1,179
                                                                      --------       --------

    TOTAL CURRENT LIABILITIES .....................................     18,334         16,096

LONG-TERM DEBT & CAPITAL LEASES, less current portion .............      3,501          5,612

OTHER LONG-TERM LIABILITIES .......................................      2,093          2,375

SHAREHOLDERS' EQUITY:
  Common Stock, issued 4,122,767 shares at September 30, 1999 and
   December 31, 1998 ..............................................         41             41
  Capital in Excess of Par ........................................     39,504         40,761
  Retained Earnings ...............................................     14,984         12,966
  Treasury Stock, at cost, 160,775 shares at September 30, 1999 and
    117,750 at December 31, 1998 ..................................     (1,729)        (1,640)
                                                                      --------       --------

    TOTAL SHAREHOLDERS' EQUITY ....................................     52,800         52,128
                                                                      --------       --------

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ....................   $ 76,728       $ 76,211
                                                                      ========       ========

     See accompanying notes to condensed consolidated financial statements.

                            AXSYS TECHNOLOGIES, INC.
                 Condensed Consolidated Statements of Operations
            (Unaudited, dollars in thousands, except per share data)

                                                  Three Months Ended September 30,
                                                 ---------------------------------
                                                      1999              1998
                                                   -----------      -----------
NET SALES ....................................     $    26,881      $    26,250

Cost of sales ................................          19,709           19,102
Selling, general and administrative expenses .           5,097            4,079
Research and development expenses ............             795              825
Amortization of intangible assets ............             107              107
                                                   -----------      -----------

OPERATING INCOME .............................           1,173            2,137

Interest expense, net ........................             106              215
Adjustment to special charge .................            (216)              --
Other expense ................................               2               24
                                                   -----------      -----------

INCOME FROM CONTINUING OPERATIONS BEFORE TAXES
                                                         1,281            1,898

Provision for income taxes ...................              --               --
                                                   -----------      -----------

INCOME FROM CONTINUING OPERATIONS ............           1,281            1,898

DISCONTINUED OPERATIONS:
  Loss from operations, net of tax ...........              --               (2)
  Loss on disposal, net of tax ...............              --           (2,508)
                                                   -----------      -----------
NET INCOME (LOSS) ............................     $     1,281      $      (612)
                                                   ===========      ===========

BASIC EARNINGS (LOSS) PER SHARE:
  Income from continuing operations ..........     $      0.32      $      0.45
  Discontinued operations ....................              --            (0.60)
                                                   -----------      -----------
TOTAL ........................................     $      0.32      $     (0.15)
                                                   ===========      ===========

Weighted average common shares outstanding ...       4,010,820        4,187,794
                                                   ===========      ===========

DILUTED EARNINGS (LOSS) PER SHARE:
  Income from continuing operations ..........     $      0.32      $      0.45
  Discontinued operations ....................              --            (0.60)
                                                   -----------      -----------
TOTAL ........................................     $      0.32      $     (0.15)
                                                   ===========      ===========

Weighted average common shares outstanding ...       4,022,713        4,202,439
                                                   ===========      ===========

     See accompanying notes to condensed consolidated financial statements.

                            AXSYS TECHNOLOGIES, INC.
                 Condensed Consolidated Statements of Operations
            (Unaudited, dollars in thousands, except per share data)

                                                         Nine Months Ended September 30,
                                                        ---------------------------------
                                                              1999             1998
                                                           -----------     -----------
NET SALES ............................................     $    78,995     $    89,922

Cost of sales ........................................          57,027          62,950
Selling, general and administrative expenses..........          15,503          15,637
Research and development expenses ....................           2,819           2,710
Amortization of intangible assets ....................             321             321
                                                           -----------     -----------

OPERATING INCOME .....................................           3,325           8,304

Interest expense, net ................................             518             761
Special charge .......................................             784              --
Other expense ........................................               5              54
                                                           -----------     -----------

INCOME FROM CONTINUING OPERATIONS BEFORE TAXES .......           2,018           7,489

Provision for income taxes ...........................              --           1,063
                                                           -----------     -----------

INCOME FROM CONTINUING OPERATIONS ....................           2,018           6,426

DISCONTINUED OPERATIONS:
  Income from operations, net of tax .................              --              63
  Loss on disposal, net of tax .......................              --          (2,508)
                                                           -----------     -----------
NET INCOME ...........................................     $     2,018     $     3,981
                                                           ===========     ===========

BASIC EARNINGS (LOSS) PER SHARE:
  Income from continuing operations ..................     $      0.50     $      1.53
  Discontinued operations ............................              --           (0.58)
                                                           -----------     -----------
TOTAL ................................................     $      0.50     $      0.95
                                                           ===========     ===========

Weighted average common shares outstanding ...........       4,073,640       4,208,787
                                                           ===========     ===========

DILUTED EARNINGS (LOSS) PER SHARE:
  Income from continuing operations ..................     $      0.49     $      1.52
  Discontinued operations ............................              --           (0.58)
                                                           -----------     -----------
TOTAL ................................................     $      0.49     $      0.94
                                                           ===========     ===========

Weighted average common shares outstanding ...........       4,087,459       4,243,279
                                                           ===========     ===========

See accompanying notes to condensed consolidated financial statements.

                            AXSYS TECHNOLOGIES, INC.
                 Condensed Consolidated Statements of Cash Flows
                        (Unaudited, dollars in thousands)

                                                                               Nine Months Ended September 30,
                                                                               -------------------------------
                                                                                     1999          1998
                                                                                    -------      -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ..................................................................     $ 2,018      $ 3,981
  Adjustments to reconcile net income to cash provided by operating activities:
  Loss on disposal of discontinued operations .................................          --        2,508
  Deferred income taxes .......................................................        (876)        (172)
  Depreciation and amortization ...............................................       2,792        2,733
  Change in net assets of discontinued operation ..............................          --          154
  (Increase) decrease in current assets, other than cash ......................        (198)         298
  Decrease in current liabilities .............................................        (972)      (3,189)
  Other-net ...................................................................        (176)          41
                                                                                    -------      -------

    NET CASH PROVIDED BY OPERATING ACTIVITIES .................................       2,588        6,354
                                                                                    -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ........................................................      (1,065)      (2,929)
  Net proceeds from sale of discontinued operation ............................         975        1,797
  Advance to third party ......................................................        (608)        (651)
                                                                                    -------      -------
    NET CASH USED IN INVESTING ACTIVITIES .....................................        (698)      (1,783)
                                                                                    -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from borrowings ................................................         775           --
  Net repayment of borrowings .................................................      (1,250)      (3,348)
  Purchase of Treasury Stock ..................................................      (1,434)      (1,664)
  Other .......................................................................          15           44
                                                                                    -------      -------

    NET CASH USED IN FINANCING ACTIVITIES .....................................      (1,894)      (4,968)
                                                                                    -------      -------

    NET DECREASE IN CASH ......................................................          (4)        (397)

CASH AT BEGINNING OF PERIOD ...................................................          69          573
                                                                                    -------      -------

CASH AT END OF PERIOD .........................................................     $    65      $   176
                                                                                    =======      =======

Supplemental Cash Flow Information:
  Cash paid for:
    Interest ..................................................................     $   478      $   629
    Income Tax ................................................................         510        1,002

Non-Cash Investing and Financing Activities:
    Equipment acquired under capital leases ...................................     $ 1,422      $ 1,021

     See accompanying notes to condensed consolidated financial statements.

                            AXSYS TECHNOLOGIES, INC.
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                 (Dollars in thousands, except per share data)

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Axsys Technologies, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. Operating results for the three month and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Certain reclassifications have been made to previously reported financial statements to conform to current classifications.

Note 2 - Discontinued Operations

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

The disposal of Sensor Systems has been accounted for as a discontinued operation and, accordingly, the related net assets and operating results have been reported separately from continuing operations in all periods presented. Revenues applicable to the discontinued operation for the three month and nine month periods ended September 30, 1998 were $1,185 and $4,774, respectively.

Note 3 - Advances to Third Parties

On August 12, 1998, the Company entered into an agreement with Westlake Technology Corporation ("WTC") whereby the Company has the exclusive right to market and sell WTC's electronic and electromechanical test equipment. In return for these exclusive rights, the Company has agreed to provide loans of up to a maximum of $1,900 to WTC. Outstanding loans bear interest at 10.5% and mature on August 12, 2001. As of September 30, 1999, the outstanding loan balance, which is recorded under "Other Assets" in the Condensed Consolidated Balance Sheet, was $1,669.

Note 4 - Inventories

Inventories have been determined generally by lower of cost (first-in, first-out or average) or market. Inventories consist of:


                                               September 30,       December 31,
                                                   1999                1998
                                                 --------            --------
Raw materials ..........................         $ 10,110            $  9,401
Work-in-process ........................            9,962               8,665
Finished goods .........................           12,605              12,642
                                                 --------            --------
                                                   32,677              30,708
Less reserves ..........................           (4,129)             (3,680)
                                                 --------            --------
                                                 $ 28,548            $ 27,028
                                                 ========            ========

                            AXSYS TECHNOLOGIES, INC.
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                 (Dollars in thousands, except per share data)

Note 5 - Shareholders' Equity

Treasury Stock -

In August 1998, the Company's Board of Directors authorized the repurchase, from time to time, on the open market or otherwise, of up to 200,000 shares of the Company's Common Stock at prevailing market prices or at negotiated prices. During July 1999, the Company's Board of Directors authorized an increase in the share repurchase program from an aggregate of 200,000 shares of Common Stock to an aggregate of 700,000 shares. The Company plans to use the repurchased shares for general corporate purposes, including the satisfaction of commitments under its employee benefit plans. As of September 30, 1999, the Company has repurchased 262,200 shares for an aggregate purchase price of $3,098, of which 101,425 shares have been used by the Company to satisfy its obligation to issue shares under certain employee benefit plans and in connection with the acquisition of its Teletrac, Inc. subsidiary.

Note 6 - Income Taxes

The Company has determined, based upon the level of its current taxable income, it is more likely than not that it will realize the benefit of its deferred tax assets which previously had been fully reserved with a valuation allowance. As such, beginning in the second quarter of 1998, the Company has reversed a portion of its tax valuation allowance equal to the amount it would have recorded as a tax provision on income from continuing operations before taxes during the period. As a result, the Company reduced its third quarter continuing operations tax provisions by $566 and $784 in 1999 and 1998, respectively. For the nine month periods ended September 30, 1999 and 1998, Axsys reduced its continuing operations tax provision by $876 and $1,991, respectively.

As of September 30, 1999, the Company has reversed substantially all of its remaining tax valuation allowance.

Note 7 - Segment Data

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

As discussed in Note 2, the company sold its Sensor Systems segment during the third quarter of 1998. The disposal of Sensor Systems, which previously was part of the PSG, has been accounted for as a discontinued operation and, accordingly, their related operating results have been reported separately from continuing operations and the segment data below has been restated to exclude the Sensor Systems segment.

                            AXSYS TECHNOLOGIES, INC.
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                 (Dollars in thousands, except per share data)

Note 7 - Segment Data - Cont'd.

The following tables present financial data for each of the Company's segments.

                                                   Three Months Ended September 30,  Nine Months Ended September 30,
                                                   --------------------------------  -------------------------------
                                                       1999           1998                 1999           1998
                                                       ----           ----                 ----           ----
Net sales:
  PSG ............................................   $ 15,200       $ 16,051             $ 44,899       $ 55,909
                                                     --------       --------             --------       --------

  Precision Ball Bearings ........................      6,677          6,010               19,583         19,849
  Electronic Interconnect Products ...............      5,004          4,189               14,513         14,164
                                                     --------       --------             --------       --------
    Total ICG ....................................     11,681         10,199               34,096         34,013
                                                     --------       --------             --------       --------
      Total Sales ................................   $ 26,881       $ 26,250             $ 78,995       $ 89,922
                                                     ========       ========             ========       ========

Earnings before amortization, interest and taxes:

  PSG ............................................   $    (91)      $  1,549             $    712       $  6,228
                                                     --------       --------             --------       --------
  Precision Ball Bearings ........................      1,278            678                2,855          2,563
  Electronic Interconnect Products ...............        892            652                2,490          2,291
                                                     --------       --------             --------       --------
    Total ICG ....................................      2,170          1,330                5,345          4,854

  Non-allocated expenses .........................       (798)          (981)              (4,039)        (3,593)
                                                     --------       --------             --------       --------
    Income from continuing operations before taxes   $  1,281       $  1,898             $  2,018       $  7,489
                                                     ========       ========             ========       ========

                                                  September 30,     December 31,
                                                      1999              1998
                                                    -------           -------
Identifiable assets:
  PSG ............................................  $37,219           $38,585
                                                    -------           -------
  Precision Ball Bearings ........................   14,537            13,653
  Electronic Interconnect Products ...............    9,311             8,351
                                                    -------           -------
    Total ICG ....................................   23,848            22,004

  Non-allocated assets ...........................   15,661            15,622
                                                    -------           -------
          Total assets ...........................  $76,728           $76,211
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

Note 8 - Other Information

                                                     September 30,  December 31,

                                                        1999            1998
                                                       -------        -------

Allowance for doubtful accounts ....................   $   619        $   507
                                                       =======        =======

Accumulated depreciation and amortization
 of property, plant and equipment ..................   $13,956        $11,531
                                                       =======        =======

Accumulated amortization of excess of cost
  over net assets acquired .........................   $ 1,911        $ 1,590
                                                       =======        =======

                            AXSYS TECHNOLOGIES, INC.
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                 (Dollars in thousands, except per share data)

Note 9 - Special Charge

On November 20, 1998, the Company's Chairman and CEO and the owner of approximately 31% of the Company's common stock ("the Chairman"), submitted an offer to purchase all of the common stock not owned by him for $15.00 per share in cash (the "Chairman's Proposal"). Shortly thereafter, the Company's Board of Directors formed a Special Committee to evaluate the Chairman's Proposal. On January 11, 1999, the Company received an unsolicited offer to purchase the Company for $20.00 per share in cash. In response to this unsolicited offer, the Chairman withdrew his proposal, and on January 13, 1999, the Company's Board of Directors dissolved the Special Committee. On January 14, 1999, the Company engaged investment bankers to explore various strategic alternatives, including the potential sale of the Company. On January 29, 1999, the Company publicly announced that the Board of Directors had instructed its investment bankers to explore the potential sale of the Company. During the first quarter of 1999, the Company recorded a pre-tax special charge of $1,000 for expenses related to a process of exploring the potential sale of the Company. On June 15, 1999, the Company publicly announced that its Board of Directors had determined not to pursue a sale of the Company at that time. During the third quarter of 1999, the Company reduced its first quarter pre-tax special charge by $216 to reflect actual costs.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth certain financial data as a percentage of net sales for the three month and nine month periods ended September 30, 1999 and 1998. On September 16, 1998 the Company sold certain assets related to its Sensor Systems segment. The divestiture, which was previously part of the PSG, has been accounted for as a discontinued operation. Accordingly, the results of the operations of Sensor Systems through the date of the sale and the loss from the disposal are reflected in discontinued operations.

                                                     Three Months Ended   Nine Months Ended
                                                        September 30,       September 30,
                                                        -------------       -------------
                                                       1999       1998     1999     1998
                                                       -----     -----     -----    -----
Net sales:
    PSG ............................................    56.6%     61.1%     56.8%    62.2%
                                                       -----     -----     -----    -----
    Precision Ball Bearings ........................    24.8      22.9      24.8     22.0
    Electronic Interconnect Products ...............    18.6      16.0      18.4     15.8
                                                       -----     -----     -----    -----
        Total ICG ..................................    43.4      38.9      43.2     37.8
                                                       -----     -----     -----    -----
            Total Company ..........................   100.0     100.0     100.0    100.0
                                                       -----     -----     -----    -----
Cost of sales ......................................    73.3      72.8      72.2     70.0
                                                       -----     -----     -----    -----
Gross profit .......................................    26.7      27.2      27.8     30.0
                                                       -----     -----     -----    -----
Operating expenses:
    Selling, general and administrative expenses ...    19.0      15.6      19.6     17.4
    Research and development expenses ..............     2.9       3.1       3.6      3.0
    Amortization of intangible assets ..............     0.4       0.4       0.4      0.4
                                                       -----     -----     -----    -----
                                                        22.3      19.1      23.6     20.8
                                                       -----     -----     -----    -----
Operating income ...................................     4.4       8.1       4.2      9.2

    Interest expense ...............................     0.4       0.8       0.6      0.8
    Special charge .................................    (0.8)       --       1.0       --
    Other expense ..................................      --       0.1        --      0.1
                                                       -----     -----     -----    -----
Income from continuing operations before taxes .....     4.8       7.2       2.6      8.3
  Provision for income taxes .......................      --        --        --      1.2
                                                       -----     -----     -----    -----
Income from continuing operations ..................     4.8       7.2       2.6      7.1

Discontinued operations:
  Income from operations, net of tax ...............      --        --        --      0.1
  Loss on disposal, net of tax .....................      --      (9.5)       --     (2.8)
                                                       -----     -----     -----    -----
Net income .........................................     4.8%      2.3%      2.6%     4.4%
                                                       =====     =====     =====    =====
Gross profit (as a percentage of related net sales):
PSG ................................................    20.9%     26.0%     24.5%    29.8%
ICG ................................................    34.1      29.1      32.0     30.4

Comparison of the Three Months Ended September 30, 1999 and September 30, 1998

Net sales. Net sales increased by 2.4%, or $0.6 million, from $26.3 million in the three month period ended September 30, 1998 to $26.9 million in the same period of 1999. The PSG's sales decreased by 5.3%, or $0.9 million, from $16.1 million in 1998 to $15.2 million in 1999. This decrease was primarily the result of lower sales to the electronics capital equipment, digital imaging and space markets, partially offset by an increase in sales to the defense market. In the electronics capital equipment market, overall soft market conditions, especially in the data storage segment, continue to impact sales volume. Lower sales to the digital imaging market were due to a combination of soft market conditions and technical problems that have delayed new product introductions and slowed shipments of existing products. In the space market, lower sales were primarily due to the timing of major satellite programs. Partially offsetting these negative variances was an increase in sales to the defense market primarily due to shipments under a large space-based defense program. The ICG's sales increased by 14.5%, or $1.5 million, from $10.2 million in the three month period ended September 30, 1998 to $11.7 million in the same period of 1999. Sales of the precision ball bearings were up 11.1% over the prior year primarily due to improving conditions in the electronics capital equipment market and the identification of new customer opportunities. Sales of electronic interconnect products grew 19.5% over the prior year primarily due to improving market conditions and the continued success of new products introduced over the past two years.

Gross profit. The Company's gross profit of $7.2 million in the third quarter of 1999 was substantially the same as the prior year. Gross profit margin decreased from 27.2% of net sales in 1998 to 26.7% in 1999. The gross margin for the PSG decreased from 26.0% of net sales in 1998 to 20.9% in 1999 and, for the ICG, increased from 29.1% of net sales in 1998 to 34.1% in 1999. The decline in the PSG gross profit margin was due to a number of factors including a $0.3 million sales return and inventory write-off related to the resolution of a technical issue with a product, sales volume related labor and overhead inefficiencies, and the reversal of an incentive compensation accrual in the third quarter of 1998 as a result of poor operating performance. The improved margins in the ICG were primarily due to a recovery of duty charges overpaid in prior years on the import of precision ball bearings.

Selling, general and administrative expenses. SG&A expenses increased by 25.0%, or $1.0 million, from $4.1 million in 1998 to $5.1 million in 1999. The increase in SG&A expenses was primarily due to a reversal of incentive expense accruals in the third quarter of 1998 as a result of poor operating performance.

Research and development expenses. R&D expenses of $0.8 million in 1999 were substantially the same as 1998.

Interest expense, net. Net interest expense decreased by 50.7%, or $0.1 million, from $0.2 million in 1998 to $0.1 million in 1999. The decrease was primarily due to interest income recorded on the Company's Sensor Systems and Westlake Technology Corporation notes (see Notes 2 and 3 to the Condensed Consolidated Financial Statements).

Adjustment to Special Charge. The Company reduced its first quarter special charge related to the process of exploring the potential sale of the Company by $0.2 million, pre-tax, to reflect actual costs (see Note 9 to the Condensed Consolidated Financial Statements).

Taxes. The Company recorded no provision for income taxes in 1999 and 1998. As discussed in Note 6 to the Condensed Consolidated Financial Statements, the Company offset its normal third quarter continuing operations tax provision in both 1999 and 1998 by the reversal of a portion of its tax valuation allowance. As of September 30, 1999, the tax valuation allowance has been substantially eliminated. The Company will continue to assess the realizability of its deferred tax assets in future periods.

Discontinued Operations. In September 1998, the Company sold its Sensor Systems business unit. Results of operations from the discontinued business have been reported separately from continuing operations in 1998.

Comparison of the Nine Months Ended September 30, 1999 and September 30, 1998

Net sales. Net sales decreased by 12.1%, or $10.9 million, from $89.9 million in the nine month period ended September 30, 1998 to $79.0 million in the same period of 1999. The PSG's sales decreased by 19.7%, or $11.0 million, from $55.9 million in 1998 to $44.9 million in 1999. The explanations for PSG sales decrease are substantially the same as those discussed in the three month comparison above and include, softness in the digital imaging and data storage markets, the timing of major satellite programs and technical problems which have delayed new product introductions and slowed shipments of existing products to the digital imaging market. Partially offsetting these negative variances was an increase in sales to the defense market primarily due to shipments under a large space-based defense program. The ICG's sales increased 0.2% or $0.1 million, from $34.0 million in 1998, to $34.1 million in 1999. Sales of precision ball bearings were down 1.3% over the prior year. After record high sales in the first quarter of 1998, the precision ball bearings segment began to feel the impact that the economic difficulties in Asia and the soft manufacturing segment in general were having on its customers. These soft market conditions appear to be improving as the precision ball bearings segment recorded its first year over year increase in quarterly sales since the record high first quarter of 1998. Sales of electronic interconnect products increased by 2.5% over the prior year reflecting improved market conditions and the continued success of new products introduced over the past two years.

Gross profit. The Company's gross profit decreased by 18.6%, or approximately $5.0 million, from $27.0 million in 1998 to $22.0 million in 1999. Gross profit margin decreased from 30.0% of net sales in 1998 to 27.8% in 1999. The gross margin for the PSG decreased from 29.8% of net sales in 1998 to 24.5% in 1999 and, for the ICG, increased from 30.4% of net sales in 1998 to 32.0% in 1999. The decline in the PSG gross profit margin was primarily due to the spreading of fixed costs over a lower sales volume. The improved margins in the ICG were primarily due to a recovery of duty charges overpaid in prior years on the import of precision ball bearings.

Selling, general and administrative expenses. SG&A expenses of $15.6 million in 1999 were substantially the same as 1998.

Research and development expenses. R&D expenses of $2.8 million in 1999 were slightly higher than the $2.7 million incurred in 1998 primarily due to higher spending on new product development for the digital imaging market.

Interest expense, net. Net interest expense decreased by 31.9%, or approximately $0.2 million, from $0.8 million in 1998 to $0.5 million in 1999. The decrease was primarily due to a combination of lower average borrowings and interest income recorded on the Company's Sensor Systems and Westlake Technology Corporation notes (see Notes 2 and 3 to the Condensed Consolidated Financial Statements).

Special Charge. The Company recorded a pre-tax special charge of $0.8 million for expenses related to the process of exploring the potential sale of the Company, which was discontinued during the second quarter of 1999 (see Note 9 to the Condensed Consolidated Financial Statements).

Taxes. The Company's effective tax rate decreased from 14.2% in 1998 to none in 1999. Commencing in the second quarter of 1998, the Company began to offset its normal continuing operations tax provision by the reversal of a portion of its tax valuation allowance (see Note 6 to the Condensed Consolidated Financial Statements).

Discontinued Operations. See discussion in "Comparison of the Three Months Ended September 30, 1999 and September 30, 1998".

Backlog

A substantial portion of the Company's business is of a build-to-order nature requiring various engineering, manufacturing, testing and other processes to be performed prior to shipment. As a result, the Company generally has a significant backlog of orders to be shipped. The Company's backlog of orders decreased by 4.7% or $2.3 million, from $49.0 million at December 31, 1998 to $46.7 million at September 30, 1999. This decrease is primarily in backlog from the defense and space markets. The decline in the backlog of orders from the defense market is primarily due to the maturing of two large defense programs and the timing of orders which can be uneven and comprised of multiple dates over a period of time. The decline in the space market is due to the lack of new major space opportunities. The Company believes that a substantial portion of the backlog of orders at September 30, 1999 will be shipped over the next twelve months.

Liquidity and Capital Resources

Net cash provided by operations for the nine months ended September 30, 1999 and 1998 was $2.6 million and $6.4 million, respectively. The decrease in cash provided from operations in 1999 was primarily due to reduced earnings. The Company's working capital was $29.5 million and $30.7 million on September 30, 1999 and December 31, 1998, respectively.

Net cash used in investing activities for the nine months ended September 30, 1999 and 1998 was $0.7 million and $1.8 million, respectively. This reduction in use of cash was primarily due to lower capital expenditures and an increase in the use of capital lease financing. In addition, the Company received net proceeds from the sale of its former Sensor Systems division of $1.8 million in 1998. In 1999, the Company received $1.0 million, before retained liabilities, from the sale of the former Sensor Systems division's land and building. The Company had no material commitments for capital expenditures as of September 30, 1999.

The Company funds its operations primarily from cash flow generated by operations and, to a lesser extent, from borrowings under its credit facility and through capital lease transactions. The Company has an $11.0 million senior secured revolving credit facility which expires on April 25, 2000 (the "Credit Facility"), of which $2.9 million was outstanding as of September 30, 1999. The Credit Facility contains restrictive covenants which, among other things, impose limitations with respect to the incurrence of additional liens and indebtedness, mergers, consolidations and specified sale of assets and requires the Company to meet certain financial tests including minimum levels of earnings and net worth and various other financial ratios. In addition, the Credit Facility prohibits the payment of cash dividends. The Company believes that it will be able to extend its current Credit Facility beyond April 25, 2000 or enter into a credit agreement with a new group of lenders with terms and covenants which are at least as favorable as those existing under the current facility. The Company further believes that its borrowing capacity under an extended Credit Facility or a new credit arrangement and cash generated from operations will be sufficient to finance its future capital expenditures, working capital requirements and the purchase of additional Company Common Stock for at least the next 12 months.

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

                           PART II. OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable during the quarter ended September 30, 1999.

Item 5. OTHER INFORMATION

      Not applicable during the quarter ended September 30, 1999.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

a)  Exhibits:

      Exhibit 10(1): Amendment dated as of October 14, 1999 to the Credit Agreement, dated April 25, 1996, between the Company, various banks named therein and Paribas, as Agent.

      Exhibit 10(2): Net lease dated August 11, 1999, by and between Speedring Systems Inc. and Joel Nosanchuk. (Supersedes
                        Exhibit 10(6) to the Company's Form 10Q for the quarter ended March 31, 1999).

      Exhibit 10(3): Net lease dated August 11, 1999, by and between Speedring Systems Inc. and Joel Nosanchuk. (Supersedes
                        Exhibit 10(6) to the Company's Form 10Q for the quarter ended March 31, 1999).

      Exhibit 10(4): Letter Agreement between Mark J. Bonney and the Company dated as of August 1, 1999.

      Exhibit 10(5): Severance Protection Agreement between the Company and Mark J. Bonney dated as of August 30, 1999.

      Exhibit 27 (1):   Financial Data Schedule (For SEC use only).

      Exhibit 27 (2):   Restated Financial Data Schedule (For SEC use only).

b)  Reports on Form 8-K

      None during the quarter ended September 30, 1999.

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated this 8th day of November, 1999.

Date: November 8, 1999                  AXSYS TECHNOLOGIES, INC.


                                        By: /s/ Stephen W. Bershad
                                           -------------------------------------
                                           Stephen W. Bershad
                                           Chairman of the Board and
                                           Chief Executive Officer


                                        By: /s/ Raymond F. Kunzmann
                                           -------------------------------------
                                           Raymond F. Kunzmann
                                           Vice President-Finance and
                                           Chief Financial Officer