Form 10-K405
period 1999-12-31
AXSYS TECHNOLOGIES INC
filed 2000-03-30
CIK 206030

===============================================================================





                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               -----------------

                                    FORM 10-K

(Mark One)

[X]                   ANNUAL REPORT PURSUANT TO SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

                                       OR
[ ]                   TRANSITION REPORT PURSUANT TO SECTION
                13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

Aggregate market value of the voting stock held by non-affiliates of the registrant as of the close of business on March 9, 2000, $30,466,000.

Common Stock outstanding at March 9, 2000:  3,975,189 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

              DOCUMENT                                      FORM 10-K REFERENCE
  Portion of Axsys Technologies, Inc. Notice of Annual
     Meeting of Stockholders and Proxy Statement.          Part III, Items 10-13


================================================================================

PART I
ITEM 1.  BUSINESS

     Axsys Technologies, Inc. ("Axsys") is a leading designer and manufacturer of high-performance custom micro-positioning and precision optical components, subsystems and systems for a variety of end-users in the defense, space, high-end digital imaging and electronics capital equipment markets. Axsys also distributes precision ball bearings for use in a variety of industrial and commercial applications. Axsys is incorporated in Delaware, and its common stock is traded on the NASDAQ National Market under the symbol "AXYS."

     Axsys' products range from components and integrated assemblies to turnkey systems. Axsys utilizes high precision positioning and optical technologies to develop products that enhance the accuracy, throughput and yield of the end-user's equipment and processes. It generally sells its products to a wide variety of original equipment manufacturers ("OEMs") enabling these customers to offer products which are highly precise at high throughput.

     Axsys is organized into two groups - Aerospace and Defense Group ("ADG") and Commercial Products Group ("CPG"). The ADG offers its capabilities in magnetics, precision optics, precision machining and subsystems integration to space and defense OEMs. The ADG designs, manufactures and sells high-end components such as precision sensors, high-performance motors, precision metal optics and airbearings. These products enable OEMs to improve measurement precision, positioning performance (accuracy, speed and power) and weight requirements in their systems.

     The CPG designs, manufactures and sells components, subsystems and systems to high-performance OEMs and end users serving the electronics capital equipment, data storage and digital imaging markets. These products enable OEMs to improve the accuracy, throughput and yield of their equipment and processes. The CPG also distributes precision ball bearings, acquired from various domestic and international sources, to OEMs and Maintenance and Repair Organization ("MRO") distributors supporting industrial and commercial markets.


MARKET OVERVIEW

    Axsys' products are sold to a wide variety of customers in five primary markets:

         DEFENSE. The defense industry has historically been a large consumer of high-performance components. Although overall defense spending has declined over the past several years, the defense market for upgrading existing platforms, including the development of "smart weapons," has grown during this time period. These upgrades include state-of-the-art electronics, enhanced night vision systems, radar and guidance systems, and missile seeker technologies, all of which incorporate high-performance components provided by suppliers like Axsys, such as precision metal optics, high performance motors and sensors, and precision-machined structures.


         SPACE. The commercial space market has been recently depressed due to the delay of several major communications systems driven by the uncertainty of mobile phone service provided via satellite. Within the commercial space market Axsys supplies light-weight and high-performance components, such as precision metal optics, high-performance motors, sensors, actuation devices, inertial stabilization components and beryllium components. To some extent, sales into this market are dependent on the timing of large satellite programs which can result in an uneven flow of orders and sales.

         HIGH-END DIGITAL IMAGING. The high-end digital imaging market consists of film recording systems, including pre-press and printed circuit board layout film recorders, as well as laser projection systems. In these products, laser light is modulated, reflected off a mirror on a rotating opto-mechanical scanner and swept across a medium such as film to create an image. In recent years, customers have demanded increased resolution and throughput capabilities in these high-end systems, requiring the use of improved optics, higher speed motors, airbearings and more sophisticated electronic controls. In 1999, this market experienced a downturn due primarily to economic conditions in Asia as well as customer indecisions based on next generation technology planned to be announced at the 2000 industry trade show- Drupa to be held in May 2000 in Germany. Axsys supplies a variety of critical components and subsystems to this market, including high-performance motors, precision optics, high speed airbearing scanners and imaging engines.

         ELECTRONICS CAPITAL EQUIPMENT. The electronics capital equipment market consists of equipment used to produce and test semiconductors, mass data storage devices and flat panel displays. The electronics capital equipment market has historically been cyclical in nature. For several years prior to 1998, the market expanded significantly as a result of growth in the sales of semiconductors, mass data storage drives and flat panel displays as well as the rapid technological advances relating to their manufacturing and testing. During the second half of 1998 and continuing through 1999, however, this market experienced a significant downturn which began as a result of the difficult Asian economic environment and continued through 1999 as a result of industry overcapacity of test equipment. Axsys believes that the key factors for the historical and future growth in demand for high-performance components and systems in the electronics capital equipment market are: (i) the miniaturization of products, creating the need for smaller components and precise tolerances;
(ii) faster production cycles to meet product demand; (iii) the need for higher production yields; and (iv) increased outsourcing of the design and manufacture of electro-mechanical and electro-optical subsystems and systems.

         INDUSTRIAL AUTOMATION. The industrial automation market consists of a wide range of industrial and commercial products, including machine tools, motion control components and various automation equipment, as well as MRO distributors who supply replacement parts for older equipment. Axsys' OEM and MRO customers in these markets typically purchase precision bearings and assemblies that must be delivered on a short lead-time basis.

BUSINESS STRATEGY

    Axsys' primary objective is to enhance its position as a leading provider of components, subsystems and systems that increase throughput and yield to OEMs and end-users requiring high-performance devices in their equipment and quality assurance processes. Its business strategy includes leveraging its component manufacturing expertise, resources and systems integration capabilities to develop higher-level subsystems and systems by employing its micro-positioning and precision optical technologies. Key elements of this business strategy include the following:

     INTEGRATE ITS OPERATING DIVISIONS AND SUBSIDIARIES. In December 1999, Axsys reorganized its operating divisions and subsidiaries into two operating groups -- Aerospace and Defense Group and Commercial Products Group -- in order to focus more closely on the customer. The operations that were principally selling to the space and defense industries, specifically Speedring and the Axsys Motion Control Division were integrated to form the ADG. The commercial oriented operations, specifically AST Bearings, Speedring Systems and Teletrac, were integrated into the CPG. The precision metal optics portion of Speedring Systems was moved into the Speedring facility in Cullman, Alabama and a new large and aspheric optics facility in Orange County, California and integrated into the ADG. Component technologies, such as motors, optics and precision machined products used by the CPG, will continue to be supplied by the ADG operations.

     FOCUS ON OPERATING EFFICIENCIES. Axsys has embarked on a process to implement "Lean" techniques throughout the organization. The concept of Lean is based on eliminating waste in all aspects of the organization, measured in cycle time, material costs, and scrap and rework. By implementing this process, Axsys expects to dramatically reduce its design and manufacturing lead times as well as its manufacturing costs, with a view to making it more competitive in the marketplace and to enabling it to increase market share.

     INCREASE SUBSYSTEMS AND SYSTEMS BUSINESS. Axsys intends to continue its development of subsystems and systems by integrating its core component technologies with its systems integration capabilities to provide customers with high performance systems at competitive prices. For example, Axsys introduced a turnkey head-stack assembly tester for disk drive manufacturers which integrates technologies from its Integrated Systems facility in Santa Barbara, California and its strategic alliance with Westlake Technology Corporation, located in Newbury Park, California. In addition, Axsys is currently developing a fiber optic automation machine which integrates the linear motor and precision machining capabilities of the ADG with electronics and systems integration capabilities of its Integrated Systems facility.

     CAPITALIZE ON CROSS-SELLING OPPORTUNITIES. In early 1999, Axsys reorganized its sales force into three distinct sales forces: Aerospace & Defense, High-end Commercial and Bearings Distribution, with a view to increasing sales to its existing customers and markets through its existing distribution channels. Axsys' objective is to generate additional revenue by cross-selling its products to existing customers as well as to increase the level of value added it provides to its customers.

     INCREASE INVESTMENT IN ENGINEERING AND RESEARCH AND DEVELOPMENT. In order to maintain and expand on its existing technologies and capabilities, Axsys, beginning in 2000, intends to make an investment in upgrading its computer aided design ("CAD") capabilities to include 3-dimensional parametric design software. In addition, it continues to invest in sophisticated test equipment and state-of-the-art manufacturing equipment, such as computer numerically controlled ("CNC") mills and lathes, electrical discharge machines, diamond turning and lapping machines. In 1999 and 1998, Axsys invested approximately $4.7 million (or 5.6% of sales) and $4.9 million (or 5.0% of sales) on engineering, research and development, respectively.

     ENHANCE MARKET POSITION THROUGH ACQUISITIONS AND STRATEGIC ALLIANCES AND DIVESTING OF NON-CORE BUSINESSES. Axsys has historically expanded its market presence and capabilities through acquisitions, and it plans to continue to grow through acquisitions.

o In April 1996, Axsys increased its capabilities in systems integration through its acquisition of Precision Aerotech, Inc. ("PAI") and its subsidiaries Speedring, Inc., a provider of precision machined components made of specialty metals such as beryllium, and Speedring Systems, Inc., a manufacturer of high-performance laser scanners and optics.

o In October 1996, Axsys further expanded its market presence in precision machining with its acquisition of Lockheed Martin Beryllium Corporation ("LMBC"), a supplier of precision-machined beryllium components.

o In May 1997, Axsys increased its presence in the electronics capital equipment market by acquiring Telerac Inc. ("Teletrac"), a manufacturer of laser-based precision measurement systems.

o In August 1998, Axsys entered into a strategic alliance with Westlake Technology Corporation ("Westlake"). This strategic alliance enables Axsys to integrate Westlake's advanced electronics into the test stands manufactured by Teletrac for the electronics capital equipment market.

o On March 17, 2000, Axsys sold substantially all the assets of its Beau Interconnect division ("Beau"), a non-core business to Molex
         Industrial Ventures Inc., a subsidiary of Molex Incorporated, for $31.8 million, subject to adjustment, as provided in the related purchase agreement. The purchase price, which was payable in cash, was arrived at through arms-length negotiation. Beau Interconnect designs and manufactures electrical interconnect devices, barrier terminal blocks and connectors.

Although Axsys reviews and considers possible acquisitions on an ongoing basis, no specific acquisitions are being negotiated or planned as of the date of this filing.

TECHNOLOGIES, PRODUCTS, SOLUTIONS AND CAPABILITIES

      Axsys has integrated several key technologies and acquired or developed systems integration capabilities to enable the design and manufacture a wide variety of high-performance precision optical and micro-positioning components, subsystems and systems. These key technologies include:

     MAGNETICS. Axsys designs, manufactures and sells high-performance motors and precision resolvers using state-of-the-art magnetic technologies and materials. Applications for these high-performance components include precision semiconductor processing and inspection equipment, pick and place robotic handlers, missile seeker systems, guidance systems and satellite actuators.

     PRECISION MACHINING. Axsys' capabilities, which allow for very precise and exacting measurements, are applied in the precision machining of various metals for precision optics applications, airbearings, heat sinks, structural housings and gimbals. Axsys' airbearings provide precision positioning and high speeds, and are used in high speed scanners and weapons guidance systems. Its heat sinks are used to dissipate heat in high-performance avionics and satellite electronics, and its gimbals are used in various applications, including positioning optical sensors in forward looking infrared ("FLIR") night vision systems. Axsys also precision machines optical substrates used by Axsys and other manufacturers in a variety of precision metal optical applications.

     OPTICS. Axsys designs and manufactures a broad range of precision metal optical components. Precision metal optics are used in applications where performance requirements cannot be met with glass optics. The advantages of metal include lighter weight and ease of mechanical interface with housing and actuation devices. Precision metal optical components sold by Axsys are used in high speed electro-mechanical scanners, weapons fire control systems, FLIR night vision weapons systems and high-performance spaceborne instruments used on weather, mapping and scientific satellites.

     ELECTRONICS. Axsys designs and manufactures several key electronic components for the electronics capital equipment and high-end digital imaging markets including laser interferometers and electronic controllers and drives.

Its electronics components control the speed and position of electro-mechanical systems, such as precision motors, actuators, X-Y positioning stages and laser scanners. Laser interferometers, which are designed to permit precise linear position sensing, are used principally in the electronics capital equipment market. Electronic controllers coordinate the positioning and speed of electro-mechanical systems by interfacing with other motion control components. Drives provide power to a motor based on input from the controller in order to achieve a designated position or to achieve a specific speed.

     The following table summarizes the component products and services manufactured by Axsys, by the technologies they incorporate:

-----------------------------------------------------------------------------------------------------------------
                                               Core Technologies
-----------------------------------------------------------------------------------------------------------------
          MAGNETICS              PRECISION MACHINING         PRECISION OPTICS               ELECTRONICS
-----------------------------------------------------------------------------------------------------------------
o    AC Motors                 o     Airbearing           o    Scanning Optics       o    Laser Interferometers
o    Brush and Brushless DC          Components                - Polygon Mirrors     o    AC and DC motor speed
     Motors:                   o     Optical Substrates         -   Monogon               controls
     - Torque                  o     Structural                     Mirrors          o    Custom DSP Motion
     - Servo                         Housings             o     Flat Optics               Controllers
     - Limited Angle           o     Gimbals & Yokes            - Head Mirrors       o    Motor Drives
o    Resolvers                 o     Heat Sinks                 - Fold Mirrors
o    Synchros                                             o     Aspherics
                                                                - Telescopes
                                                                - Collimators
-----------------------------------------------------------------------------------------------------------------


     SYSTEMS INTEGRATION CAPABILITIES. Axsys has introduced products integrating each of its core technologies and systems integration capabilities to provide high-performance subsystems and systems to its customers. Its precision subsystems include X-Y positioning stages and rotary positioning subsystems such as actuators, opto-mechanical laser scanners and imaging subsystems as well as laser tracking autofocus subsystems, each of which employs Axsys' motion control or optics technologies. The X-Y stage positioning subsystems are used in high-precision or high-performance applications, such as semiconductor and flat panel display positioning subsystems for use in processing or testing. The rotary positioning subsystems are used in applications such as night vision systems for defense contractors and cluster tool robotics in electronics capital equipment. The laser scanning and imaging subsystems are used by pre-press equipment manufacturers and semiconductor inspection equipment manufacturers. The laser autofocus, which is used to automatically focus a microscope, is sold to OEMs which manufacture automated optical inspection machines used in the electronics capital equipment market.

     Axsys is currently developing additional integrated systems, such as an imaging engine for digital imaging pre-press applications, and expects that additional integration opportunities will be identified as customers continue to outsource the development of highly engineered precision electro-mechanical and electro-optical subsystems and systems.

     The following table illustrates how Axsys' technologies, products and capabilities are integrated to develop subsystems and systems:

----------------------------------------------------------------------------------------------------------------------------
                                               TECHNOLOGIES AND CAPABILITIES
----------------------------------------------------------------------------------------------------------------------------
      SUBSYSTEMS
           &                                           PRECISION
        SYSTEMS                  OPTICS                MACHINING               MAGNETICS                ELECTRONICS
----------------------------------------------------------------------------------------------------------------------------

     Laser Scanner          o  Scanning Optics      o   Airbearing        o   Brushless DC        o    Speed Control
                                                                              Servo Motor         o    Motor Drive
----------------------------------------------------------------------------------------------------------------------------

                            o  Scanning and         o   Airbearing        o   Brushless DC        o    Speed Control
     Laser Imager              Flat Optics                                    Servo Motor         o    Motor Drive
----------------------------------------------------------------------------------------------------------------------------
                                                                          o   Brushless DC        o    Position Controller
    Laser Autofocus                                                           Servo Motor         o    Motor Drive
----------------------------------------------------------------------------------------------------------------------------
Rotary Positioning                                                        o   Brushless DC        o    Position Controller
       Actuator                                                               Servo Motor         o    Motor Drive
                                                                          o   Resolver
----------------------------------------------------------------------------------------------------------------------------
                            o  Flat Optics          o   Airbearing        o   Linear Motor        o    Laser Interferometer
                                                                                                  o    Position Controller
       X-Y Stage                                                                                  o    Motor Drive
----------------------------------------------------------------------------------------------------------------------------
                                                    o   Airbearing        o   Brushless DC        o    Laser Interferometer
        HGA/HSA                                                               Limited Angle       o    Position Controller
        Testers                                                               Motor               o    Motor Drive
----------------------------------------------------------------------------------------------------------------------------
Disk Test Spindle                                   o   Airbearing        o   Brushless DC        o    Speed Control
                                                                              Servo Motor         o    Motor Drive
----------------------------------------------------------------------------------------------------------------------------


         PRECISION BALL BEARINGS. Axsys distributes a wide range of precision ball bearings varying in size, precision tolerance, lubrication and price. It also provides certain value-added services, such as bearing subassemblies, bearing relubrication, white room handling of products and engineering consultation. It has developed distribution arrangements with several foreign bearing manufacturers which have significantly increased Axsys' market presence and product breadth.

COMPETITION

      The markets for Axsys' products are competitive. Axsys competes primarily on the basis of its ability to design and engineer specific solutions to meet performance specifications set by its customers, most of whom are OEMs who purchase component parts or subsystems for inclusion in their end-products. Product pricing and quality, customer support, experience, reputation and financial stability are also important competitive factors.

      There are a limited number of competitors in each of the markets for the various types of precision optical and positioning components and subsystems manufactured and sold by Axsys. These competitors, especially those in the precision optical and positioning product lines, are typically focused on a smaller number of product offerings than Axsys, and are often well entrenched. Some of these competitors have substantially greater resources than Axsys. Axsys believes, however, that the breadth of its technologies and solutions offerings provide it with a competitive advantage over certain manufacturers that supply only discrete components or are not vertically integrated with enabling technologies.

      There are numerous competitors in markets to which Axsys distributes precision ball bearings. These competitors vary in size and include other bearing manufacturers and distributors. In Axsys' opinion, its breadth and product availability, combined with the value-added services it supplies, provide competitive advantages.

     Axsys expects its competitors to continue to improve the design and performance of their products. There can be no assurance that its competitors will not develop enhancements to, or future generations of, competitive products that will offer superior price or performance features or that new processes or technologies will not emerge that render its products less competitive or obsolete. Increased competitive pressure could lead to lower prices for Axsys' products, thereby adversely affecting its business, financial condition or results of operations. There can be no assurance that Axsys will be able to compete successfully in the future.

CUSTOMERS

      Axsys' customers include OEMs and end-users that design or utilize high-precision, performance and throughput equipment. Its customers are primarily in the defense, space, high-end digital imaging, electronics capital equipment markets and industrial automation markets.

      There is no customer or group of affiliated customers for which sales during 1999 were in the aggregate 10% or more of consolidated net sales, and, in Axsys' opinion, there is no customer, the loss of which would have a material adverse effect on its operations taken as a whole.

      In 1999 and 1998, Axsys had aggregate sales, both military and non-military, directly to the U.S. Government, including its agencies and departments, of approximately $3.7 million and $2.4 million, respectively. These sales accounted for approximately 4.3% and 2.4% of total net sales in 1999 and 1998, respectively. Approximately 24.6% of net sales in 1999 and 25.5% in 1998 were derived from subcontracts with U.S. Government contractors. The majority of these contracts may be subject to termination at the convenience of the U.S. Government, and certain contracts may also be subject to renegotiation. Currently, Axsys is not aware of any proposed termination or renegotiation of such contracts which would have a material adverse effect on its business.

     Because a substantial part of Axsys' business is derived directly from contracts with the U.S. Government, or agencies or departments thereof, or indirectly through subcontracts with U.S. Government contractors, Axsys' results of operations could be materially affected by changes in U.S. Government expenditures for products using component parts which Axsys produces. However, Axsys believes that its exposure to such risk may be lessened by the broad number and diversity of its product applications and the strength of its engineering capabilities.

SALES, MARKETING AND CUSTOMER SUPPORT

      As of December 31, 1999, Axsys' continuing operations employed 58 sales, marketing and customer support personnel. Historically, its sales organization has been organized along product lines with five product-specific direct sales organizations. Axsys recently reorganized its sales force with a view to increasing sales through its existing distribution channels. In order to capitalize on the existing relationships within its sales organization, Axsys has created three integrated sales and marketing organizations, one of which is focused on the aerospace and defense markets, one focused on the high-end commercial markets and the third focused on bearings distribution. Axsys believes that it can generate additional revenue by cross-selling its existing products to existing customers as well as increasing the level of value added it provides to its customers. There can be no assurance that these efforts will be successful and lead to increases in its sales or that it will recover its additional costs in implementing this strategy.

     Also as of December 31, 1999, the direct sales organization included 18 direct sales field personnel, most of whom have engineering backgrounds, with the remainder involved in inside sales, customer service, program management, contract administration and applications engineering. Axsys believes that its sales effort is enhanced by having engineering-trained sales personnel available to meet with customers' engineering personnel. In addition, Axsys' application and design engineers are used to enhance the sales process.

      Axsys also sells its products through approximately 35 manufacturer's sales representatives and agents. Although Axsys believes it has good relationships with these sales representatives and agents, there can be no assurance that these relationships will continue to be satisfactory or will continue at all.

DOMESTIC AND FOREIGN SALES

      For information concerning Axsys' domestic and foreign net sales and identifiable assets from continuing operations, see Note 9 to the Consolidated Financial Statements.

ENGINEERING, RESEARCH AND DEVELOPMENT

      Axsys seeks to develop new component products, subsystems and systems and improve existing products in order to keep pace with customers' increasing performance requirements. It devotes significant resources, a portion of which is reimbursed by customers, to development programs directed at creating new products and product enhancements, as well as developing new applications for existing products. Because Axsys believes that its ability to compete effectively depends in part on maintaining and enhancing its expertise in applying new technologies and developing new products, it dedicates substantial resources to engineering, research and development. At December 31, 1999, its continuing operations employed 69 individuals in engineering, research and development functions. There can be no assurance that Axsys' product development efforts will be successful in producing products that respond to technological changes or new products introduced by others.

      Axsys' costs associated with engineering and research and development were $4.7 million, $4.9 million and $3.8 million in 1999, 1998 and 1997, respectively. During such periods, $3.4 million, $3.4 million and $2.9 million, respectively, were incurred in research and development. Of the research and development amounts, Axsys recovered from customers approximately 11.0%, 9.5% and 15.3%, respectively. Axsys intends to direct its research and development activities to integrating its various technologies and continuing to develop subsystems and systems.

RAW MATERIALS; SUPPLIERS

      Raw materials and purchased components are generally available from multiple suppliers. However, beryllium, a material used extensively by the Precision Machining operation of the ADG, is only available from Brush Wellman, Inc. ("Brush Wellman"), the sole U.S. supplier. Historically, Axsys and, to management's knowledge, its predecessors' beryllium operations have had an excellent relationship with Brush Wellman and have not encountered problems in obtaining their requirements. However, the partial or complete loss of Brush Wellman as a supplier of beryllium, or production shortfalls or interruptions that otherwise impair the supply of beryllium to Axsys, would have a material adverse effect on Axsys' business, financial condition and results of operations. If such conditions were to occur, it is uncertain whether alternative sources could be developed. In addition, Axsys purchases a substantial part of the ball bearings it distributes from two foreign suppliers. While Axsys believes that it could obtain alternate sources of supply, any interruption in the flow of products from these suppliers, or significant increases in the cost of these products, could have an adverse effect on its business, financial condition and results of operations.

PATENTS AND TRADEMARKS

      Axsys is not dependent upon any single patent or trademark. It has a combination of patents, trademarks and trade secrets, non-disclosure agreements and other forms of intellectual property protection covering certain of its proprietary technology and has patent applications pending or under evaluation. Although it believes that its patents and trademarks may have value, Axsys believes that its future success will depend primarily on the innovation, technical expertise, manufacturing and marketing abilities of its personnel. There can be no assurance as to the degree of protection offered by these patents or as to the likelihood that patents will be issued for pending applications. There also can be no assurance that Axsys will be able to maintain the confidentiality of its trade secrets or that its non-disclosure agreements will provide meaningful protection of its trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information.

      Competitors in the United States and foreign countries, many of which have substantially greater resources, may have applied for or obtained, or may in the future apply for and obtain, patents that will prevent, limit or interfere with Axsys' ability to make and sell some of its products. Although Axsys believes that its products do not infringe on the patents or other proprietary rights of third parties, there can be no assurance that other third parties will not assert infringement claims against Axsys or that such claims will not be successful.

ENVIRONMENTAL REGULATION

      Axsys believes that it is in compliance with federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to the protection of the environment in all material respects, and that any non-compliance with such laws will not have a material adverse effect upon its business, financial condition or results of operations, capital expenditures, earnings or competitive position. There can be no assurance, however, (i) that changes in federal, state or local laws, regulations or regulatory policy, or the discovery of unknown problems or conditions will not in the future require substantial expenditures, or (ii) as to the extent of Axsys' liabilities, if any, for past failures, if any, to comply with applicable environmental laws, regulations and permits, any of which also could have a material adverse effect on its business, financial condition or results of operations.

      Axsys has been identified as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") with respect to two third-party waste disposal sites. Although liability under CERCLA is joint and several, meaning that liability can exceed a PRP's PRO RATA share of cleanup costs, based on currently available information, Axsys believes that costs associated with these sites will not have a material adverse effect on its business, financial condition or results of operations.

      Axsys, pursuant to a remedial plan approved by the Ohio Environmental Protection Agency ("Ohio EPA") in 1993, is continuing its process of investigating soils and groundwater at a site formerly owned by a division of Axsys, and has conducted certain remedial work at this site. Costs to date have not been material. In September 1997, however, Axsys determined to pursue an alternate closure plan related to such site that was then expected to involve additional costs in the range of approximately $600,000 to $1.5 million. This plan is subject to the approval of the Ohio EPA. Based on the advice of its consultants, Axsys increased its reserves relating to this site to approximately $600,000, with a resulting charge to discontinued operations in 1997 of $400,000, before a tax benefit of $156,000. At December 31, 1999 the remaining balance in this reserve was approximately $400,000. Based on the advice of its environmental consultants, Axsys believes that the Ohio EPA is likely to allow use of Axsys' proposed alternate plan. Axsys anticipates receiving approval of the plan from the Ohio EPA during the first half of 2000 and will reassess the estimated costs of remediation of the site upon such approval. There can be no assurance, however, that the alternate plan will be approved by the Ohio EPA.
If such approval is not received, costs to Axsys would increase substantially. In addition, even if approval is received, the costs actually incurred may exceed the reserves established. Axsys anticipates that actual expenditures will be incurred over a period of several years.

     During 1999, Axsys sold the land and building of its previously discontinued Sensor Systems division in St. Petersburg, Florida. Axsys has conducted preliminary investigations of soil and groundwater at the former facility and is currently awaiting for approval of its investigation plan from the Florida Department of Environmental Protection ("FDEP"). Upon approval, Axsys will conduct additional soil and groundwater investigations at the site. Estimated costs for site remediation are speculative in that the nature and extent of contamination at the site has not yet been fully characterized. Future site related costs are estimated to be in the range of $0.3 million to $0.5 million. At December 31, 1999 the balance in this reserve was approximately $0.3 million.

      Axsys uses or generates certain hazardous substances in its manufacturing and engineering facilities. Axsys believes that its handling of such substances is in material compliance with applicable local, state and federal environmental, safety and health regulations at each operating location. Axsys invests in proper protective equipment, process controls and specialized training to minimize risks to employees, surrounding communities and the environment due to the presence and handling of such hazardous substances. Axsys periodically conducts employee physical examinations and workplace air monitoring regarding such substances. When exposure problems or potential have been indicated, corrective actions have been implemented and re-occurrence has been minimal or non-existent. Axsys does not carry environmental impairment insurance.

RESTRUCTURING

     On February 11, 2000, Axsys announced a strategic realignment of its businesses. Specifically, Axsys adopted a plan to improve efficiency and enhance competitiveness under two new major groups to better serve its markets and customers. In conjunction with the strategic realignment, Axsys expects to record a non-recurring charge to earnings in the first quarter of 2000 of approximately $5.0 million. Approximately two-thirds of the $5.0 million charge will require cash payments and the remaining one-third will be related to asset write-offs.

The realignment plan is designed to result in the following:

        o      A 10% reduction in workforce.
        o      The removal of a layer of management.
        o      Relocation of certain operations and activities.
        o      Expected annual savings of $3.0 million.

EMPLOYEES

      As of December 31, 1999, Axsys' continuing operations employed 586 persons in the United States, including 395 in manufacturing, 58 in sales, 69 in engineering and 64 in administration. Axsys considers its relations with its employees to be satisfactory. There has been no significant interruption of operations due to labor disputes.

ITEM 2.  PROPERTIES

    Axsys leases its executive office, located at 910 Sylvan Avenue, Englewood Cliffs, New Jersey. The principal plants and other materially important properties at March 13, 2000 are:

                              TYPE OF                             SQUARE             LEASED;
LOCATION                      FACILITY                            FOOTAGE            EXPIRATION

Cullman, AL                   Manufacturing, Engineering            110,000          Owned
Montville, NJ                 Distribution                           34,400          Leased; 2009
San Diego, CA                 Manufacturing, Engineering             64,800          Leased; 2010
Rochester Hills, MI           Manufacturing, Engineering             35,000          Leased; 2010
Santa Barbara, CA             Manufacturing, Engineering             13,800          Leased; 2001
Irvine, CA                    Distribution                            7,800          Leased; 2000
Dallas, TX                    Distribution                            2,950          Leased; 2002

    Management believes that Axsys' facilities are generally sufficient to meet its current and reasonably anticipated manufacturing, distribution and related requirements. Management, however, periodically reviews space requirements to ascertain whether Axsys' facilities are sufficient to meet its needs.

ITEM 3.  LEGAL PROCEEDINGS

    Axsys is a defendant in various lawsuits, none of which is expected to have a material adverse effect on Axsys' business, financial position, or results of operations. See "Business--Environmental Regulations."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None during the quarter ended December 31, 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                    MATTERS

    Axsys' common stock trades on The Nasdaq Stock Market(R) under the Symbol "AXYS". The following table sets forth the range of high and low sales prices as reported by The Nasdaq Stock Market(R):

                                                    1999                                  1998
                                         ---------------------------          ---------------------------
                                            High            Low                  High            Low
                                         -----------     -----------          -----------     -----------
Fiscal Years Ended December 31:
          First Quarter                    $ 20          $ 13 5/8             $ 27 1/2        $ 17 3/8
          Second Quarter                     18             9 3/4               27 1/2          17 3/4
          Third Quarter                      16 1/4         9 7/8               21 7/8          10 9/16
          Fourth Quarter                     16             9 3/8               15               8 3/4

     On March 9, 2000, the high and low sales price were $12 1/2 and $12, respectively.

     On March 9, 2000, the approximate number of holders of record of the Common Stock was 563.

DIVIDEND POLICY

     Axsys has applied and currently intends to continue to apply its retained and current earnings toward the development of its business and to finance its growth. Axsys did not pay dividends on its common stock during the three years ended December 31, 1999, and does not anticipate paying cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data for the five fiscal years presented below is derived from Axsys' audited Consolidated Financial Statements as adjusted to reflect the discontinuance of the Beau Interconnect and Sensor Systems business segments in 1999 and 1998, respectively. The data should be read in conjunction with the Consolidated Financial Statements and the related Notes thereto included elsewhere herein.


                                                                                  YEARS ENDED DECEMBER 31,
                                                      ----------------------------------------------------------------------------
                                                          1999            1998           1997 (1)         1996 (2)         1995
                                                      -------------    ------------     ------------     ------------  -----------
                                                                           (In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Net Sales...........................................     $85,418         $98,559            $99,793         $66,382       $39,890

Gross profit........................................      21,005          28,977             30,191          18,651        11,489
(Loss) income from continuing operations before
    extraordinary items (3).........................      (9,203)          6,311              3,892             738          (739)
Net (loss) income (3)...............................      (7,122)          6,099              5,134           2,682           884
Preferred stock dividends...........................           -              -                 102             847           574
Net (loss) income applicable to common
    Shareholders (3)................................      (7,122)          6,099              5,032           1,835           310
Diluted net (loss) income per share from
   continuing operations before extraordinary items      $ (2.27)        $  1.50            $  1.08         $ (0.04)      $ (0.52)
Diluted net (loss) income per share applicable to
    common shareholders.............................     $ (1.76)        $  1.45            $  1.43         $  0.68       $  0.12
Diluted weighted average common shares outstanding         4,048           4,212              3,513           2,688         2,511



------------------------------------


                                                                                  YEARS ENDED DECEMBER 31,
                                                      ----------------------------------------------------------------------------
                                                          1999            1998             1997             1996           1995
                                                      -------------    ------------     ------------     ------------  -----------
                                                                                       (In thousands)
BALANCE SHEET DATA:
Working capital.....................................      $31,395         $28,471          $22,869          $18,968       $ 9,237
Total assets........................................       64,150          72,514           74,364           58,019        35,908
Long-term debt and capital lease obligations
    (less current portion)..........................        1,793           3,794            6,226           21,198         9,177
Shareholders' equity................................       43,701          52,128           47,317           19,165        14,745

(1) In May 1997, Axsys acquired the stock of Teletrac. This acquisition was accounted for under the purchase method of accounting and, accordingly, the results of Teletrac's operations have been included in Axsys' Consolidated Statement of Operations since the date of acquisition. See
      Note 2 to the Consolidated Financial Statements.

(2) In April 1996, Axsys acquired the stock of PAI and, in October 1996, purchased substantially all of the assets of LMBC. These acquisitions have been accounted for under the purchase method of accounting and, accordingly, the results of the continuing operations of PAI and LMBC have been included in the Consolidated Statement of Operations since their respective dates of acquisition.

(3) Includes the effects of a pre-tax special charge of $784,000 and an impairment of assets charge of $8,993,000 in 1999.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth certain financial data as a percentage of net sales for each of the past three years in the period ended December 31, 1999. Axsys acquired the stock of Teletrac Inc. ("Teletrac") on May 30, 1997, which is part of the Commercial Products Group ("CPG") and has been accounted for under the purchase method of accounting. Accordingly, the results of operations of Teletrac have been included in the Consolidated Statement of Operations since the date of acquisition (see Note 2 to the Consolidated Financial Statements).

  On September 16, 1998 Axsys sold its Sensor Systems business division. On March 17, 2000, Axsys sold the net assets of its Beau Interconnect division. These divestitures have been accounted for as discontinued operations. Accordingly, the results of the operations of Sensor Systems and Beau Interconnect and the loss from the disposal of Sensor Systems are reflected in discontinued operations.

                                                                         YEARS ENDED DECEMBER 31,
                                                           ----------------------------------------------
                                                              1999            1998            1997
                                                           -----------     -----------     --------------
Net sales:
ADG......................................................     44.8%            46.3%             47.0%
CPG......................................................     55.2             53.7              53.0
                                                           -----------     -----------     -----------
                                                             100.0            100.0             100.0
Cost of sales............................................     75.4             70.6             69.9
                                                           -----------     -----------     -----------

Gross profit.............................................     24.6             29.4             30.1
                                                           -----------     -----------     -----------

Operating expenses:
  Selling, general and administrative expenses...........     20.1             17.6            18.0
  Research and development expenses......................      3.9              3.5             2.9
  Impairment of assets...................................     10.5                -               -
  Amortization of intangible assets......................      0.5              0.4             0.3
                                                           -----------     -----------     -----------
Operating (loss)/income..................................    (10.4)             7.9             8.9
                                                           -----------     -----------     -----------

  Interest expense, net..................................      0.5              0.7             2.3
  Special charge.........................................      0.9                -               -
  Other expense..........................................        -              0.1               -
                                                           -----------     -----------     -----------
                                                               1.4              0.8             2.3
                                                           -----------     -----------     -----------
(Loss)/income from continuing operations before
  taxes and extraordinary items..........................    (11.8)             7.1             6.6
  (Benefit)/provision for taxes..........................     (1.0)             0.7             2.7
                                                           -----------     -----------     -----------
(Loss)/income from continuing operations before
  extraordinary items....................................    (10.8)             6.4             3.9
  Income/(loss) on discontinued operations, net of tax...      2.5             (0.2)            1.3
                                                           -----------     -----------     -----------

(Loss)/income before extraordinary items.................     (8.3)             6.2             5.2
  Extraordinary charges, net of tax......................        -                -            (0.1)
                                                           -----------     -----------     -----------

Net (loss)/income........................................     (8.3)%            6.2%            5.1%
                                                           ===========     ===========     ===========

Gross profit (as a percentage of related net sales):
  ADG....................................................     18.7%             23.7%          25.2%
  CPG....................................................     29.4              34.3           34.5

COMPARISON OF YEARS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998

     NET SALES. Net sales decreased by 13.3%, or $13.1 million, from $98.6 million in 1998 to $85.4 million in 1999. In the Aerospace and Defense Group ("ADG"), sales decreased by 16.2%, or $7.4 million, from $45.7 million in 1998 to $38.3 million in 1999. The decrease was the result of lower sales to the commercial space market, primarily due to the timing of major satellite programs. Partially offsetting this negative variance was an increase in sales to the defense market, primarily due to shipments under a large national missile defense program. The CPG's sales decreased by 10.9%, or $5.7 million from $52.9 million in 1998 to $47.2 million in 1999. The decrease was primarily the result of lower sales to the electronics capital equipment and digital imaging markets. In the electronics capital equipment market, overall soft market conditions, particularly in the data storage segment, continue to impact sales volume. Lower sales to the digital imaging market were due to a combination of soft market conditions and technical problems that delayed new product introductions and slowed shipments of existing products. In addition, in 1999, the digital imaging market experienced a downturn due primarily to economic conditions in Asia as well as customer indecisions based on next generation technology planned to be announced at the May 2000 industry trade show in Germany. Partially offsetting some of this negative variance was an increase in sales of precision ball bearings which were up 4.0% over 1998 primarily due to the identification of new customer opportunities.

     GROSS PROFIT. Axsys' gross profit decreased by 27.5%, or $8.0 million, from $29.0 million in 1998 to $21.0 million in 1999. Gross profit margin decreased from 29.4% of net sales in 1998 to 24.6% in 1999. The gross margin for the ADG decreased from 23.7% of net sales in 1998 to 18.7% in 1999 and, for the CPG, decreased from 34.3% of net sales in 1998 to 29.4% in 1999. The decline in the ADG and CPG gross margins was primarily due to the spreading of fixed costs over a lower sales volume. In addition, the decline in the CPG gross margin was also impacted by higher costs related to a technical issue with a product.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. In absolute dollars, SG&A expenses of $17.2 million in 1999 were substantially the same as 1998. As a percentage of net sales, SG&A increased to 20.1% in 1999 from 17.6% in 1998 due to the lower sales volume in 1999.

     RESEARCH AND DEVELOPMENT EXPENSES. R&D expenses slightly decreased by 2.8%, or $0.1 million, from $3.4 million in 1998 to $3.3 million in 1999, primarily due to lower spending on new product development for the electronics capital equipment market in 1999.

     IMPAIRMENT OF ASSETS. In late 1999, in connection with Axsys' annual evaluation of its strategic direction and long-range planning, Axsys evaluated the recoverability of its long-lived assets. Axsys recorded a charge of $7.1 million to write-down the carrying value of goodwill related to Teletrac and $1.9 million to write-off a note from Westlake Technology Corporation ("Westlake"). (See Note 14 to the Consolidated Financial Statements).

     INTEREST EXPENSE, NET. Net interest expense decreased by 42.1%, or $0.3 million, from $0.6 million in 1998 to $0.4 million in 1999. The decrease was primarily due to a combination of lower average borrowings and interest income recorded on a note received in the sale of Sensor Systems and a note from Westlake. (See Notes 3 and 4 to the Consolidated Financial Statements).

     SPECIAL CHARGE. Axsys recorded a pre-tax special charge of $0.8 million for expenses related to the process of exploring the potential sale of Axsys, which process was discontinued during the second quarter of 1999. (See Note 14 to the Consolidated Financial Statements).

    TAXES. Axsys' effective tax rate decreased from 10.3% in 1998 to an effective tax benefit rate of 8.4% in 1999. Commencing in the second quarter of 1998, Axsys began to offset its tax provision by the reversal of a portion of its tax valuation allowance. In 1999, Axsys reversed $0.2 million of its tax valuation allowance against the discontinued operations of Beau Interconnect. As of December 31, 1999, the tax valuation allowance was $0.7 million. The decrease in the effective tax benefit rate in 1999 was primarily due to the non-deductibility of the write down in the carrying value of goodwill related to Teletrac, which was recorded in the fourth quarter of 1999.

  DISCONTINUED OPERATIONS. In March 2000, Axsys sold its Beau Interconnect division and in September 1998 Axsys sold its Sensor Systems division. Results of operations from the discontinued businesses have been reported separately from continuing operations in all periods presented. The sale of Beau Interconnect will result in an after-tax gain of approximately $13.0 million to be recorded in the first quarter of 2000.

COMPARISON OF YEARS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997

     NET SALES. Net sales decreased by 1.2%, or $1.2 million, from $99.8 million in 1997 to $98.6 million in 1998. The ADG's sales decreased by 2.7%, or $1.3 million, from $46.9 million in 1997 to $45.7 million in 1998. The decline in revenues was due to lower sales to the space market, partially offset by an increase in the defense market as a result of internal growth. The decline in the space market was primarily due to the winding down of two major satellite programs. The CPG's sales remained flat from 1997 to 1998. The CPG's sales increased by approximately $4.0 million as a result of having a full year of operations from Teletrac, which was acquired in May 1997, but this was offset by a decline in revenues from the electronics capital equipment market and softness in the sales of precision ball bearings. The decline in sales of precision ball bearings was due to the weakness in the electronics capital equipment market and the manufacturing segment in general. The decline in the electronics capital equipment market was the result of difficulties in the Asian economy and specific weakness in the data storage and semiconductor segments of the market.

     GROSS PROFIT. Axsys' gross profit decreased by 3.6%, or $1.1 million, from $30.1 million in 1997 to $29.0 million in 1998. Gross profit margin decreased from 30.1% of net sales in 1997 to 29.4% in 1998. The gross margin for the ADG decreased from 25.2% of net sales in 1997 to 23.7% in 1998 and, for the CPG, decreased from 34.5% of net sales in 1997 to 34.3% in 1998. Gross margin in the ADG was impacted by lower sales volume related inefficiencies, increased spending on engineering and manufacturing overhead and higher depreciation expense. In the CPG, increased spending on engineering and manufacturing overhead and depreciation expense was mostly offset by higher margin sales mix.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses decreased by 3.1%, or $0.6 million, from $17.9 million in 1997 to $17.4 million in 1998. As a percentage of net sales, SG&A decreased from 18.0% in 1997 to 17.6% in 1998. The decrease in SG&A expenses was primarily due to lower incentive expense in 1998 partially offset by an increase in expense due to the inclusion of Teletrac for the full year in 1998.

     RESEARCH AND DEVELOPMENT EXPENSES. R&D expenses increased by 17.4%, or $0.5 million, from $2.9 million in 1997 to $3.4 million in 1998. The increase in R&D expenses was primarily due to higher spending on new product development for the electronics capital equipment market and the inclusion of Teletrac for the full year.

     INTEREST EXPENSE. Interest expense decreased by 72.2%, or $1.7 million from $2.3 million in 1997 to $0.6 million in 1998. The decrease in interest expense was primarily due to lower average borrowings during 1998 resulting from Axsys' use of the net proceeds (approximately $19.5 million) from its stock offering in late October of 1997 to repay indebtedness under its senior credit facility.

    TAXES. Axsys' effective tax rate decreased from 40.7% in 1997 to 10.3% in 1998. As discussed in Note 8 to the Consolidated Financial Statements, beginning in the second quarter of 1998, Axsys offset its normal continuing operations tax provision by the reversal of a portion of its tax valuation allowance.

     DISCONTINUED OPERATIONS. In March 2000, Axsys sold its Beau Interconnect division and in September 1998 Axsys sold its Sensor Systems division. Results of operations from the discontinued businesses have been reported separately from continuing operations in all periods presented. During 1998, Axsys recorded a loss on the disposal of Sensor Systems of $2.5 million, net of a tax benefit of $1.8 million. In the third quarter of 1997, Axsys recorded a discontinued operation charge of $244,000, net of a tax benefit of $156,000, to increase its environmental reserve for the remediation of a former operating site.

     PREFERRED STOCK DIVIDENDS. Preferred stock dividends decreased from $0.1 million in 1997 to none in 1998. The decrease in preferred stock dividends was due to Axsys' exchange of preferred stock for common stock and subsequent redemption of remaining preferred stock during 1997 (see Note 5 to the Consolidated Financial Statements). As a result of such redemption, there is no preferred stock outstanding and there are no accrued and unpaid dividends.

BACKLOG

     A substantial portion of Axsys' business is of a build-to-order nature requiring various engineering, manufacturing, testing and other processes to be performed prior to shipment. As a result, Axsys generally has a significant backlog of orders to be shipped. The backlog of orders decreased by 6.0% or $2.7 million, from $45.4 million at December 31, 1998 to $42.7 million at December 31, 1999. This decrease is primarily in the backlog from the defense and space markets. The decline in the backlog of orders from the defense market is primarily due to the maturing of two large defense programs and the timing of orders which can be uneven and comprised of multiple dates over a period of time. The decline in the space market is due to the lack of new major space opportunities. Axsys believes that a substantial portion of the backlog of orders at December 31, 1999 will be shipped over the next twelve months.

LIQUIDITY AND CAPITAL RESOURCES

     Axsys funds its operations primarily from cash flow generated by operations and, to a lesser extent, from borrowings under its credit facility and through capital lease transactions.

     Net cash provided by operations for the years ended December 31, 1999, 1998 and 1997 was $3.0 million, $4.9 million and $8.2 million, respectively. The decrease in cash provided by operations in 1999 from 1998 was primarily due to the decrease in earnings (excluding the impairment of asset charge in 1999) partially offset by a decrease in funding for working capital. The decrease in funding for working capital was primarily due to a decrease in accounts receivable due to lower sales offset in part by a decrease in the funding of accounts payable, accrued expenses and other liabilities due to the timing of inventory receipts and cash payments. The decrease in cash provided by operations in 1998 from 1997 was primarily due to an increase in working capital primarily as a result of decreases in accounts payable and accrued expenses and other liabilities. The decrease in accounts payable was primarily due to the timing of inventory receipts and cash payments. The decrease in accrued expenses was primarily due to low accruals for incentive compensation.

     At December 31, 1999, Axsys had approximately $0.4 million of tax credits available to reduce future taxable income.

     Axsys' working capital was $31.4 million and $28.5 million on December 31, 1999 and 1998, respectively.

     Net cash used in investing activities for the years ended 1999, 1998 and 1997 was $2.3 million, $0.5 million and $10.0 million, respectively. During 1999, Axsys sold the land and building associated with its previously discontinued Sensor Systems business for $1.0 million, before retained liabilities. In addition, capital expenditures decreased in 1999 over 1998 primarily as a result of lower spending on new management information systems. During 1998, Axsys increased its capital expenditures by $0.3 million over 1997 primarily as a result of investments in new management information systems some of which was related to Year 2000 compliance issues. In 1999 and 1998, Axsys also made advances to Westlake of $0.8 million and $1.1 million, respectively. (See Note 4 to the Consolidated Financial Statements).
Partially offsetting capital expenditures and the advance to Westlake in 1998 were net proceeds from the sale of the Sensor Systems business segment of $3.6 million in 1998, which includes a tax benefit of $1.8 million. During 1997, Axsys acquired Teletrac for a combination of stock plus $7.3 million in cash.

     Net cash used in financing activities for the years ended 1999, 1998 and 1997 was $0.4 million, $5.2 million and $0.2 million, respectively. During 1999, in addition to borrowings under the credit facility and payments under capital lease obligations (see Note 6 to the Consolidated Financial Statements), Axsys expended $1.4 million to repurchase 142,700 shares of its common stock in open market transactions (see Note 5 to the Consolidated Financial Statements).

     Axsys is relocating its San Diego manufacturing facility to a new location in San Diego. The new facility has been leased for a period of 10 years and the interior of the building is currently being constructed to Axsys' specifications. Accordingly, as of December 31, 1999, Axsys is committed to leasehold improvements of the new facility in the amount of $1.3 million. Axsys had no other material commitments for capital expenditures as of December 31, 1999. Based on an evaluation of available lease terms and other factors, Axsys may continue to finance a portion of its capital expenditures through capital leases.

     Axsys had an $11.0 million senior secured revolving credit facility, of which $4.2 million was outstanding as of December 31, 1999. In conjunction with the sale of the Beau Interconnect division on March 17, 2000, Axsys used part of the cash proceeds to pay down the outstanding balance of the credit facility, which was then terminated. Axsys believes that the cash proceeds from the sale of Beau on March 17, 2000 and the cash generated from operations will be sufficient to finance its future capital expenditures, working capital requirements, cash expenditures related to its restructuring and the purchase of additional company common stock for at least the next 12 months.

RESTRUCTURING

     On February 11, 2000, Axsys announced a strategic realignment of its businesses. Specifically, Axsys adopted a plan to improve efficiency and enhance competitiveness under two new major groups to better serve its markets and customers. In conjunction with the strategic realignment, Axsys expects to record a non-recurring charge to earnings in the first quarter of 2000 of approximately $5.0 million. Approximately two-thirds of the $5.0 million charge will require cash payments and the remaining one-third will be related to asset write-offs.

The realignment plan is designed to result in the following:

        o      A 10% reduction in workforce.
        o      The removal of a layer of management.
        o      Relocation of certain operations and activities.
        o      Expected annual savings of $3.0 million.

YEAR 2000 TRANSITION

     Through the date of this report, Axsys did not experience any difficulties with its computer systems as a result of the transition from 1999 to 2000. Year 2000 compliance issues had no significant impact on the financial condition of Axsys in 1999, nor are they expected to have any effect in 2000. The cost of Year 2000 compliance remediation from continuing operations was approximately $1.1 million.

RECENTLY ISSUED ACCOUNTING STANDARDS

      Statement of Financial Accounting Standards ("SFAS") No. 133,
"Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. Management does not believe that the implementation of the statement will have a material impact on the consolidated financial position or consolidated results of operations of Axsys.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

     This filing contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding the expected benefits, including cost savings, of Axsys' realignment plan, its ability to reduce design and manufacturing lead times and manufacturing costs, its ability to integrate its existing technologies and realign its direct sales organizations, its ability to implement its strategy to develop and sell value-added systems, its ability to increase market share, its ability to generate additional revenue through cross-selling and to increase the level of value added it provides to customers, the receipt and shipment of orders by Axsys, its objective to grow through strategic acquisitions and anticipated expenditures for environmental remediation. One can identify these forward-looking statements by the use of the words such as "expect," "anticipate," "plan," "may," "will," "estimate" or other similar expressions. Discussion containing such forward-looking statements is found in the material set forth under "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as within the filing generally. One should understand that many factors could cause actual results to differ from those expressed or implied in the forward-looking statements. These factors include those discussed below as well as inaccurate assumptions. Axsys cautions the reader, however, that this list of factors may not be exhaustive.

RISK FACTORS

     The following risk factors should be considered carefully in addition to the other information contained in this filing.

SUBSTANTIAL VARIABILITY OF QUARTERLY RESULTS OF OPERATIONS

     Factors such as announcements of technological innovations or new products by Axsys or its competitors, domestic and foreign general economic conditions and the cyclical nature of the industries served by Axsys could cause substantial variations in Axsys' operating results. The defense, space, high-end digital imaging, electronics capital equipment and industrial automation markets, each of which represents a significant market for Axsys' products, have historically been subject to substantial economic fluctuations due to changing demands for their products and services, introduction of new products and product obsolescence. There can be no assurance that such fluctuations will not recur and have an adverse impact on Axsys' business, financial condition or results of operations. Axsys has experienced and expects to continue to experience significant fluctuations in its quarterly and annual operating results due to a variety of factors, including market acceptance of new and enhanced versions of its products, timing and shipment of significant orders, mix of products sold, length of sales cycles, plant openings and closings, the timing of acquisitions or dispositions, delays in raw materials shipments, other manufacturing delays and disruptions, completion of large projects, the level of backlog of orders, domestic and foreign general economic conditions and cyclicality in the markets Axsys serves. To some extent, Axsys' net sales and operating results for a quarter will depend upon generating orders to be shipped in the same quarter in which the order is received. The failure to receive anticipated orders or delays in shipments near the end of a particular quarter, due, for example, to unanticipated rescheduling or cancellations of shipments by customers or unexpected manufacturing difficulties, may cause net sales in a particular quarter to fall significantly below Axsys' expectations, which would have a material adverse effect on Axsys' business, financial condition or results of operations for such quarter. See "Business--Market Overview" and "Management's Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations-Comparison of Years Ended December 31, 1999 and December 31, 1998."

TECHNOLOGICAL CHANGE AND NEW PRODUCT DEVELOPMENT

     Axsys' success will continue to depend in substantial part upon its ability to introduce new products that keep pace with technological developments and evolving industry standards and to apply appropriate levels of engineering, research and development resources necessary to keep pace with such developments. In addition, Axsys' success will depend on how well Axsys responds to changes in customer requirements and achieves market acceptance for its products and capabilities. Any failure by Axsys to anticipate or respond adequately to technological developments and customer requirements could have a material adverse effect on Axsys' business, financial condition or results of operations. In order to develop new products successfully, Axsys is dependent upon close relationships with its customers and their willingness to share proprietary information about their requirements and participate in collaborative efforts with Axsys. There can be no assurance that Axsys' customers will continue to provide it with timely access to such information or that Axsys will be successful in developing and marketing new products and services or their enhancements. In addition, there can be no assurance that the new products and services or their enhancements, if any, developed by Axsys, will achieve market acceptance. See "Business--Business Strategy" and "Business--Engineering, Research and Development."

INDUSTRY CONCENTRATION; CYCLICALITY

     A significant portion of Axsys' business and business development efforts are concentrated in the defense and, to a lesser extent, electronics capital equipment industries. Axsys' business depends, in significant part, upon the U.S. Government's continued demand in the area of defense for high-end, high performance components and subsystems of the type manufactured by Axsys. Approximately 28.9% of net sales in 1999 and 27.9% of net sales in 1998 were derived directly from contracts with the U.S. Government, or agencies or departments thereof, or indirectly from subcontracts with U.S. Government contractors. The majority of these Government contracts are subject to termination and renegotiation. As a result, Axsys' business, financial condition or results of operations may be materially affected by changes in U.S. Government expenditures for defense.

     Additionally, Axsys currently intends to continue to develop the portion of its business dependent upon manufacturers in the electronics capital equipment industry which provides equipment used in the semiconductor, mass data storage and flat panel display industries. Such business development will depend, in part, upon capital expenditures by manufacturers of electronics capital equipment, which in turn depend upon the current and anticipated market demand for semiconductor, mass data storage and flat panel display devices.
The semiconductor, mass data storage and flat panel display industries have been highly volatile and historically have experienced periods of oversupply, resulting in significantly reduced demand for capital equipment. There can be no assurance that this volatility will not have a material adverse effect on Axsys' business in the electronics capital equipment industry. See "Business--Market Overview;" "Customers" and "Management's Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations-Comparison of Years Ended December 31, 1999 and December 31, 1998."

COMPETITION

     The markets for Axsys' products are competitive. Axsys competes primarily on the basis of its ability to design and engineer its products to meet performance specifications set by its customers, most of whom are OEMs who purchase component parts or subsystems for inclusion in their end-products. Product pricing and quality, customer support, experience, reputation and financial stability are also important competitive factors.

     There is a limited number of competitors in each of the markets for the various types of precision optical and positioning components and subsystems sold by Axsys. These competitors, especially those in the precision optical and positioning product lines, are typically focused on a smaller number of product offerings than Axsys, and are often well entrenched. Some of these competitors have substantially greater resources than Axsys. There can be no assurance that Axsys' competitors will not develop enhancements to or future generations of competitive products that will offer superior price or performance features, or that new processes or technologies will not emerge that render Axsys' products less competitive or obsolete.

     In addition, as a result of the substantial investment required by a customer to integrate capital equipment into a production line, or to integrate components and subsystems into a product design, Axsys believes that once a customer has selected certain capital equipment or certain components or subsystems from a particular vendor, the customer generally relies upon that vendor to provide equipment for the specific production line or product application and may seek to rely upon that vendor to meet other capital equipment or component or subsystem requirements. Accordingly, Axsys may be at a competitive disadvantage with respect to a prospective customer if that customer utilizes a competitor's manufacturing equipment or components or subsystems.

     Further, there are numerous competitors in markets to which Axsys distributes precision ball bearings. These competitors, who vary in size, include other ball bearings distributors as well as ball bearing manufacturers.

     There can be no assurance that the bases of competition in the industries in which Axsys competes will not shift or that Axsys will continue to compete successfully.

RISKS OF INTERNATIONAL SALES AND PURCHASES

     Axsys' international sales from continuing operations accounted for approximately 15.0%, 15.8%, and 11.6% of Axsys' net sales for 1999, 1998 and 1997, respectively. In addition, certain of Axsys' products are sold to domestic customers who use them in products they sell to international markets. Also, Axsys purchases a substantial portion of its ball bearings products from two foreign suppliers and certain other products from other foreign suppliers. Axsys' international sales and purchases are subject to a number of risks generally associated with international operations, including general economic conditions, import and export duties and restrictions, currency fluctuations, changes in regulatory requirements, tariffs and other barriers, political and economic instability and potentially adverse tax consequences. There can be no assurance that any of these factors will not have a material adverse effect on Axsys' business, financial condition or results of operations.

MANAGEMENT OF EXPANDED OPERATIONS; ACQUISITIONS

     Over the past years, Axsys has made several acquisitions of complementary businesses which Axsys continues to integrate. This integration strategy includes combining sales channels and customer service operations of these companies as well as integrating the engineering and manufacturing resources to develop value-added systems incorporating Axsys' technological capabilities. There can be no assurance that Axsys will be successful in the integration process.

      In addition, as part of Axsys' business development strategy, Axsys plans to pursue further acquisitions in order to expand its product offerings, add to or enhance its base of technical or sales personnel, or provide desirable customer relationships. Such growth could result in a significant strain on its managerial, financial, engineering and other resources. The rate of its future expansion, if any, in combination with the complexity of the technologies involved in its business, may demand an unusually high level of managerial effectiveness in anticipating, planning, coordinating and meeting its operational needs as well as the needs of its customers. Additionally, there can be no assurance that Axsys will be able to acquire complementary businesses on a cost-effective basis, or integrate acquired operations into its organization effectively, retain and motivate key personnel, or retain customers of acquired firms. Axsys competes for attractive acquisition candidates with other companies or investors, and such competition could have the effect of increasing the cost of pursuing its acquisition strategy or reducing the number of attractive candidates to be acquired. Although Axsys reviews and considers possible acquisitions on an on-going basis, no specific acquisitions are being negotiated or planned as of the date of this filing. See "Business--Business Strategy."

DEPENDENCE ON KEY SUPPLIERS

     A significant portion of Axsys' precision machining business related to the commercial space market depends on the adequate supply of specialty metals, such as beryllium, at competitive prices and on reasonable terms. Axsys currently procures all of its beryllium from Brush Wellman, the sole U.S. supplier, and expects to continue to rely on Brush Wellman for beryllium for the foreseeable future. Although Axsys has not experienced significant problems with this supplier in the past, there can be no assurance that such relationship will continue or that Axsys will continue to obtain such supplies at cost levels that would not adversely affect gross margins. The partial or complete loss of Brush Wellman as a supplier of beryllium, or production shortfalls or interruptions that otherwise impair the supply of beryllium to Axsys, would have a material adverse effect on Axsys' business, financial condition or results of operations. It is uncertain whether alternative sources of supply could be developed without a material disruption in Axsys' ability to provide beryllium products to its customers.

     Although Axsys has not experienced significant problems with its other suppliers in the past, there can be no assurance that such relationships will continue or that, in the event of a termination of its relationships with such other suppliers, it would be able to obtain alternative sources of supply without a material disruption in Axsys' ability to provide products to its customers. In addition, Axsys purchases a substantial part of the ball bearings it distributes from two foreign suppliers. Any material disruption in Axsys' supply of products would have a material adverse effect on Axsys' business, financial condition or results of operations. See "Business--Raw Materials; Suppliers."

DEPENDENCE ON KEY PERSONNEL

     Axsys' success depends to a significant extent on the continued services of its key executive officers, including its Chairman of the Board and Chief Executive Officer, and other senior management personnel. The loss of the services of one or more of these individuals may have a material adverse effect on Axsys' business, financial condition or results of operations. Axsys does not maintain key man life insurance on its executive officers. In addition, since the continued success of Axsys is largely dependent upon its ability to design, manufacture and sell high-performance components and subsystems for the high-performance technology market, Axsys is particularly dependent upon its ability to identify, attract, motivate and retain qualified technical personnel, including engineers, with the requisite educational background and industry experience, as well as skilled precision machining personnel. Axsys' employees may voluntarily terminate their employment with Axsys at any time, and competition for such personnel is intense. Accordingly, there can be no assurance that Axsys will be successful in retaining its existing personnel. The loss of the services of a significant number of Axsys' technical or skilled personnel, or the future inability to attract such personnel, could have a material adverse effect on Axsys' business, financial condition or results of operations.

INTELLECTUAL PROPERTY RIGHTS

     Axsys' ability to compete effectively with other companies will depend, in part, on its ability to maintain the proprietary nature of its technology. Axsys relies upon a combination of patents, trademarks and trade secrets, non-disclosure agreements and other forms of intellectual property protection to safeguard certain of its proprietary technology. There can be no assurance as to the degree of protection offered by these patents or as to the likelihood that patents will be issued for pending applications. There also can be no assurance that Axsys will be able to maintain the confidentiality of its trade secrets or that its non-disclosure agreements will provide meaningful protection of Axsys' trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information.

     Competitors in the United States and foreign countries, many of which have substantially greater resources and have made substantial investments in competing technologies, may have applied for or obtained, or may in the future apply for and obtain, patents that will prevent, limit or interfere with Axsys' ability to make and sell some of its products. Although Axsys believes that its existing products do not infringe on the patents or other proprietary rights of third parties, there can be no assurance that third parties will not assert infringement claims against Axsys or that such claims will not be successful. See "Business--Patents and Trademarks."

ENVIRONMENTAL REGULATION

     Axsys is subject to a variety of federal, state and local laws, rules and regulations relating to the use, storage, discharge and disposal of hazardous chemicals used during its engineering, research and development and manufacturing activities. Failure to comply with applicable environmental requirements could result in substantial liability to Axsys, suspension or cessation of Axsys' operations, restrictions on Axsys' ability to expand its operations or requirements for the acquisition of additional equipment or other significant expense, any of which could have a material adverse effect on its business, financial condition or results of operations. In addition, there can be no assurance (a) that changes in federal, state or local laws, regulations or regulatory policy, or the discovery of unknown problems or conditions, will not in the future require substantial expenditures, or (b) as to the extent of Axsys' liabilities, if any, for past failures, if any, to comply with applicable environmental laws, regulations and permits, any of which also could have a material adverse effect on its business, financial condition or results of operations.

     During 1997, Axsys recorded a charge to discontinued operations of $400,000, before a tax benefit of $156,000, relating to increases in reserves for certain environmental costs associated with a formerly-owned property. In addition, Axsys sold the land and building of its previously discontinued Sensor Systems division in St. Petersburg, Florida and established a reserve of $0.3 million related to this site. The reserves associated with these sites assumes that certain approvals will be received from state regulatory authorities. However, there can be no assurance that such approvals will be received. If such approvals are not received, costs would increase substantially. In addition, even if such approvals are received, the costs actually incurred may exceed the reserves established. See "Business--Environmental Regulation."

     Axsys has made and continues to make investments in protective equipment, process controls, manufacturing procedures and training in order to minimize the risks to employees, surrounding communities and the environment due to the presence and handling of hazardous materials. The failure to properly handle such materials could lead to harmful exposure to employees or to the discharge of certain hazardous waste materials, and, since Axsys does not carry environmental impairment insurance, to a material adverse effect on Axsys' business, financial condition or results of operations. There can be no assurance that environmental problems will not develop in the future which would have a material adverse effect on its business, financial condition or results of operations. See "Business---Environmental Regulation."

CONTINUED INVESTMENT REQUIRED TO MAINTAIN MANUFACTURING CAPABILITIES

            Axsys has invested, and intends to continue to invest, in state-of-the-art equipment in order to increase, expand, update or relocate its manufacturing capabilities and facilities. Changes in technology or sales growth beyond currently established manufacturing capabilities will require further investment. There can be no assurance that Axsys will generate sufficient funds from operations to finance any required investment or that other sources of funding will be available on terms acceptable to Axsys, if at all. Furthermore, there can be no assurance that any further expansion will not negatively impact its business, financial condition or results of operations. See "Business--Facilities and Manufacturing."

CONTROL OF AXSYS BY EXISTING SHAREHOLDER

     The Chairman of the Board and Chief Executive Officer of Axsys owns approximately 32% of the outstanding common stock as of December 31, 1999. As a result, he will have the ability to exert significant influence with respect to corporate actions, including the election of directors and certain sales or mergers and acquisitions involving Axsys.

POSSIBLE VOLATILITY OF SHARE PRICE

     The price of Axsys' common stock may be subject to significant fluctuations. That price volatility may be attributable, at least in part, to the limited number of shares generally available for sale in the public market. In addition, factors such as actual or anticipated quarterly fluctuations in financial results, changes in recommendations or earnings estimates by securities analysts, announcements of technological innovations or new commercial products or services and the timing of announcements of acquisitions or dispositions by Axsys or its competitors, as well as conditions in Axsys' markets generally, may have a significant adverse effect on the market price of the common stock. Furthermore, the stock market historically has experienced volatility which has particularly affected the market prices of securities of many technology companies and which sometimes has been unrelated to the operating performances of such companies.

EFFECT OF CERTAIN ANTI-TAKEOVER PROVISIONS

     Axsys' Certificate of Incorporation, as amended (the "Certificate of Incorporation"), its By-Laws (the "By-Laws") and the Delaware General Corporation Law ("DGCL") contain certain provisions which could delay or impede the removal of incumbent directors and could make more difficult a merger, tender offer or proxy contest involving Axsys, even if such a transaction would be beneficial to the interests of the shareholders, or could discourage a third party from attempting to acquire control of Axsys.

     Axsys has authorized 4,000,000 shares of its preferred stock, none of which is currently outstanding, and which could issue without further shareholder approval and upon such terms and conditions, and having such rights, privileges and preferences, as the Board of Directors may determine. Axsys has no current plans to issue any preferred stock.

     The By-Laws include provisions establishing advance notice procedures with respect to shareholder proposals and director nominations, and permitting the calling of special shareholder meetings only by the written consent of three-quarters of the Board of Directors or the Chairman of the Board. The Certificate of Incorporation provides that in lieu of a meeting, action may be taken by written consent of Axsys' shareholders only by unanimous consent. These provisions could have the effect of delaying, deterring or preventing a change in control of Axsys, and may adversely affect the voting and other rights of holders of common stock.

     In addition, Axsys is subject to section 203 of the DGCL which, subject to certain exceptions, restricts certain transactions and business transactions between a corporation and a shareholder owning 15% or more of the corporation's outstanding voting stock (an "interested shareholder") for a period of three years from the date the shareholder becomes an interested shareholder. These provisions may have the effect of delaying or preventing a change of control of Axsys without action by the shareholders and, therefore, could adversely affect the price of Axsys' common stock. In the event of a change of control of Axsys, the vesting of outstanding options issued under Axsys' long-term stock incentive plan may be accelerated at the discretion of the committee administering the plan or may be required to be accelerated under certain circumstances provided for in each incentive agreement.

     ABSENCE OF DIVIDENDS ON COMMON STOCK

     Axsys does not anticipate paying dividends on its common stock in the foreseeable future.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Axsys' market risk sensitive instruments do not subject Axsys to material market risk exposures.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The response to this Item is included in Item 14(a) of this Report.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

    The information required by Part III is incorporated by reference to Axsys' definitive proxy statement in connection with its 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days following the end of Axsys' fiscal year ended December 31, 1999. If such proxy statement is not so filed, such information will be filed as an amendment to this Form 10-K within 120 days following the end of Axsys' fiscal year ended December 31, 1999.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) AND (2) AND (d) FINANCIAL STATEMENTS

    See accompanying index to consolidated financial statements and schedule.

(a)(3)  EXHIBITS

    See accompanying index to Exhibits.

(b)     REPORTS ON FORM 8-K

    Report on Form 8-K filed on February 8, 2000 regarding the sale of Axsys' Beau Interconnect division.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 29, 2000                       AXSYS TECHNOLOGIES, INC.
                                             (REGISTRANT)

                                             By /s/ STEPHEN W. BERSHAD
                                             STEPHEN W. BERSHAD
                                             CHAIRMAN OF THE BOARD OF DIRECTORS
                                             AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated this 29th day of March, 2000.


      /s/ STEPHEN W. BERSHAD                 Chairman of the Board of
     ----------------------------------      Directors and Chief Executive
      STEPHEN W. BERSHAD                     Officer



      /s/ MARK J. BONNEY                     President & Chief Operating Officer
     ---------------------------------       (Acting Chief Financial Officer)
      MARK J. BONNEY





      /s/ ANTHONY J. FIORELLI, Jr.          Director
     ---------------------------------
      ANTHONY J. FIORELLI, Jr.





      /s/ ELIOT M. FRIED                    Director
     ---------------------------------
      ELIOT M. FRIED




      /s/ RICHARD V. HOWITT                 Director
     ---------------------------------
     RICHARD V. HOWITT

                           ANNUAL REPORT ON FORM 10-K

                  ITEM 8, ITEM 14(a)(1) AND (2) AND ITEM 14(d)

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                              FINANCIAL STATEMENTS

                          YEAR ENDED DECEMBER 31, 1999

                            AXSYS TECHNOLOGIES, INC.

                FORM 10-K -- ITEM 14(a)(1) AND (2) AND ITEM 14(d)

                            AXSYS TECHNOLOGIES, INC.

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE





The following consolidated financial statements of Axsys Technologies, Inc. are included in Item 8:

  Report of Independent Public Accountants.........................................................................F-3

  Consolidated Balance Sheets -- December 31, 1999 and 1998........................................................F-4

  Consolidated Statements of Operations -- For the years ended December 31, 1999,
   1998 and 1997...................................................................................................F-6

  Consolidated Statements of Cash Flows -- For the years ended December 31, 1999,
   1998 and 1997...................................................................................................F-7

  Consolidated Statements of Shareholders' Equity -- For the years ended December 31,
   1999, 1998 and 1997.............................................................................................F-8

  Notes to consolidated financial statements.......................................................................F-9

  The following consolidated financial statement schedule of Axsys Technologies, Inc., is included in Item 14(d):

  Schedule II -- Valuation and qualifying accounts................................................................F-21

  All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors of
Axsys Technologies, Inc.:


        We have audited the accompanying consolidated balance sheets of Axsys Technologies, Inc., a Delaware corporation, and its subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Axsys Technologies, Inc. and subsidiaries, as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

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




                                                  ARTHUR ANDERSEN LLP





  New York, New York
  March 20, 2000

                            AXSYS TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                             (Dollars in thousands)

                                                                                            DECEMBER 31,
                                                                                      --------------------------
                                                                                        1999              1998
                                                                                      --------          --------
                                      ASSETS

CURRENT ASSETS:

Cash..........................................................................        $    385         $     69
Accounts receivable, net of allowance for doubtful accounts of
  $503 in 1999 and $445 in 1998...............................................          11,537           14,837
Inventories, net..............................................................          25,866           25,047
Net assets held for sale......................................................           7,227                -
Other current assets..........................................................           2,994            2,735
                                                                                      --------         --------

        TOTAL CURRENT ASSETS..................................................          48,009           42,688

NET PROPERTY, PLANT AND EQUIPMENT.............................................          11,949           10,903

EXCESS OF COST OVER NET ASSETS ACQUIRED, net of accumulated
  amortization of $1,034 in 1999 and $1,394 in 1998...........................           3,883           11,412

NET ASSETS HELD FOR SALE......................................................               -            6,208

OTHER ASSETS..................................................................             309            1,303
                                                                                      --------         --------
       TOTAL ASSETS...........................................................        $ 64,150         $ 72,514
                                                                                      ========         ========




















          See accompanying notes to consolidated financial statements.

                            AXSYS TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                  (Dollars in thousands, except per share data)

                                                                                     DECEMBER 31,
                                                                              --------------------------
                                                                                1999              1998
                                                                              --------          --------
                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts payable............................................................   $  6,207        $  7,134
Accrued expenses and other liabilities......................................      5,282           6,246
Current portion of long-term debt and capital lease obligations.............      5,125             837
                                                                               --------        --------

    TOTAL CURRENT LIABILITIES...........................................         16,614          14,217

LONG-TERM DEBT AND CAPITAL LEASES, less current portion......                     1,793           3,794

OTHER LONG-TERM LIABILITIES..........................................             2,042           2,375

SHAREHOLDERS' EQUITY:

COMMON STOCK, $.01 PAR VALUE:
  authorized 30,000,000 shares, issued 4,122,767 at December 31, 1999
  and December 31, 1998...................................................           41              41

CAPITAL IN EXCESS OF PAR..................................................       39,454          40,761

RETAINED EARNINGS.........................................................        5,844          12,966

TREASURY STOCK, at cost, 152,338 shares at December 31, 1999 and
  117,750 shares at December 31, 1998.....................................       (1,638)         (1,640)
                                                                               ---------       --------

    TOTAL SHAREHOLDERS' EQUITY.......................................            43,701          52,128
                                                                               ---------       --------

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..............                   $ 64,150        $ 72,514
                                                                               =========       ========











          See accompanying notes to consolidated financial statements.

                            AXSYS TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  (Dollars in thousands, except per share data)


                                                                                              YEARS ENDED DECEMBER 31,
                                                                              ---------------------------------------------------
                                                                                   1999              1998               1997
                                                                              --------------    --------------     --------------

NET SALES ...............................................................      $    85,418        $    98,559        $    99,793

Cost of sales ...........................................................           64,413             69,582             69,724
Selling, general and administrative expenses ............................           17,188             17,359             17,921
Research and development expenses .......................................            3,350              3,447              2,937
Impairment of assets ....................................................            8,993                 --                 --
Amortization of intangible assets .......................................              400                400                292
                                                                               -----------        -----------        -----------

OPERATING (LOSS)/INCOME .................................................           (8,926)             7,771              8,919

Interest expense, net ...................................................              376                649              2,331
Special charge ..........................................................              784                 --                 --
Other (income)/expense ..................................................              (29)                84                 25
                                                                               -----------        -----------        -----------
(LOSS)/INCOME FROM CONTINUING OPERATIONS BEFORE
  TAXES AND EXTRAORDINARY ITEMS .........................................          (10,057)             7,038              6,563
(Benefit)/provision for income taxes ....................................             (854)               727              2,671
                                                                               -----------        -----------        -----------
(LOSS)/INCOME FROM CONTINUING OPERATIONS BEFORE
  EXTRAORDINARY ITEMS ...................................................           (9,203)             6,311              3,892

Discontinued Operations:
  Income from operations, net of tax expense of $866 in 1999, $336 in
  1998 and $1,069 in 1997 ...............................................            2,081              2,277              1,595
  Loss on disposal, net of tax benefit of $1,777 in 1998 and $156 in 1997               --             (2,489)              (244)
                                                                               -----------        -----------        -----------

(LOSS)/INCOME BEFORE EXTRAORDINARY ITEMS ................................           (7,122)             6,099              5,243
Extraordinary charges, net of taxes of $70 in 1997 ......................               --                 --               (109)
                                                                               -----------        -----------        -----------
NET (LOSS)/INCOME .......................................................           (7,122)             6,099              5,134

Preferred stock dividends ...............................................               --                 --                102
                                                                               -----------        -----------        -----------

NET (LOSS)/INCOME APPLICABLE TO COMMON SHAREHOLDERS .....................      $    (7,122)       $     6,099        $     5,032
                                                                               ===========        ===========        ===========

BASIC (LOSS)/EARNINGS PER SHARE:
  (Loss)/income from continuing operations ..............................      $     (2.27)       $      1.51        $      1.15
  Discontinued operations ...............................................             0.51              (0.05)              0.41
  Extraordinary item ....................................................               --                 --              (0.03)
                                                                               -----------        -----------        -----------
                                                                               $     (1.76)       $      1.46               1.53
                                                                               ===========        ===========        ===========

Weighted average common shares outstanding ..............................        4,048,330          4,182,676          3,281,092
                                                                               ===========        ===========        ===========

DILUTED (LOSS)/EARNINGS PER SHARE:
  (Loss)/income from continuing operations ..............................      $     (2.27)       $      1.50        $      1.08

  Discontinued operations ...............................................             0.51              (0.05)              0.38
  Extraordinary item ....................................................               --                 --              (0.03)
                                                                               -----------        -----------        -----------
  Total .................................................................      $     (1.76)       $      1.45        $      1.43
                                                                               ===========        ===========        ===========

Weighted average common shares outstanding ..............................        4,048,330          4,211,702          3,513,302
                                                                               ===========        ===========        ===========

          See accompanying notes to consolidated financial statements.

                            AXSYS TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in thousands)


                                                                                  YEARS ENDED DECEMBER 31,
                                                                             -----------------------------------
                                                                                1999        1998         1997
                                                                             ---------    --------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income .......................................................    ($ 7,122)    $  6,099     $  5,134
Adjustments to reconcile net (loss)/income to cash provided by operating activities:
      Extraordinary items, net of taxes .................................          --           --          109
      Loss on disposal of discontinued operations, net of taxes .........          --        2,489          244
      Impairment of assets ..............................................       8,993           --           --
      Deferred income taxes .............................................        (568)      (1,711)          --
      Realization of net operating loss carryforward ....................          --           --        3,093
      Depreciation and amortization .....................................       2,992        2,895        2,420
      Change in net assets of discontinued operations....................      (1,829)        (350)        (503)
      Decrease (increase) in accounts receivable ........................       3,300          777       (3,317)
      Increase in inventories ...........................................        (819)      (1,214)      (3,056)
      Decrease in other current assets ..................................         275          190          154
      (Decrease) increase in accounts payable, accrued expenses
      and other liabilities .............................................      (2,004)      (4,296)       4,184
      Decrease in other long-term liabilities ...........................        (333)        (164)        (409)
      Other-net .........................................................          66          222          147
                                                                             --------     --------     --------

              NET CASH PROVIDED BY OPERATING ACTIVITIES .................       2,951        4,937        8,200
                                                                             --------     --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures .................................................      (2,433)      (3,003)      (2,657)
   Net proceeds from sale of discontinued operations ....................         975        3,574           --
   Advance to third party ...............................................        (804)      (1,052)          --
   Acquisition of business, net of cash acquired ........................          --           --       (7,335)
                                                                             --------     --------     --------

              NET CASH USED IN INVESTING ACTIVITIES .....................      (2,262)        (481)      (9,992)
                                                                             --------     --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings .............................................       2,050           --        7,000
   Repayment of borrowings ..............................................      (1,008)      (3,607)     (25,063)
   Net proceeds from common stock offering ..............................          --           --       19,521
   Purchases of Treasury Stock ..........................................      (1,434)      (1,664)          --
   Other ................................................................          19           49       (1,639)
                                                                             --------     --------     --------

              NET CASH USED IN FINANCING ACTIVITIES .....................        (373)      (5,222)        (181)
                                                                             --------     --------     --------

              NET INCREASE/(DECREASE) IN CASH ...........................         316         (766)      (1,973)

CASH AT BEGINNING OF YEAR ...............................................          69          835        2,808
                                                                             --------     --------     --------

CASH AT END OF YEAR .....................................................    $    385     $     69     $    835
                                                                             ========     ========     ========


          See accompanying notes to consolidated financial statements.

                            AXSYS TECHNOLOGIES, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                  (Dollars in thousands, except per share data)

                                           PREFERRED STOCK             COMMON STOCK
                                       -----------------------  -------------------------
                                          Shares    Amount       Shares         Amount
                                       -----------------------  -------------------------
Balance at December 31, 1996 ........     738,881   $        7    2,568,940    $     26
                                       -----------------------  -------------------------

  Net Income ........................          --           --           --          --
  Dividends .........................          --           --           --          --
  Contribution to 401(k) plan .......          --           --       13,981          --
  Preferred stock exchange ..........    (538,008)          (5)     403,460           4
  Preferred stock redemption ........    (200,873)          (2)          --          --
  Realization of net operating loss
    carryforward ....................          --           --           --           --
  Common stock issued for
    acquisition .....................          --           --       53,000           --
  Common stock offering .............          --           --    1,064,809           11
  Purchase of warrants ..............          --           --           --           --
  Other .............................          --           --        9,000           --
                                       -----------------------  -------------------------
Balance at December 31, 1997 ........          --           --    4,113,190           41
                                       -----------------------  -------------------------

  Net Income ........................          --           --           --           --
  Treasury stock acquired ...........          --           --           --           --
  Contribution to 401(k) plan .......          --           --          577           --
  Realization of net operating loss
     carryforward ....................          --           --           --           --
  Other .............................          --           --        9,000           --
                                       -----------------------  -------------------------
Balance at December 31, 1998 ........          --           --    4,122,767           41
                                       -----------------------  -------------------------
  Net Loss ..........................          --           --           --           --
  Treasury stock acquired ...........          --           --           --           --
  Contribution to 401(k) plan .......          --           --           --           --
  Common stock issued for Teletrac
    1997 acquisition ................          --           --           --           --
  Other .............................          --           --           --           --
                                       -----------------------  -------------------------
Balance at December 31, 1999 ........          --   $       --    4,122,767    $      41
                                       =======================  =========================


                                          Capital                      TREASURY STOCK
                                         In Excess      Retained    ---------------------
                                          Of Par        Earnings       Shares      Amount
                                        -----------   ------------  ---------------------

Balance at December 31, 1996 ........    $  17,297    $    1,835           --      $
                                        -----------   ------------  -----------------------

  Net Income ........................           --         5,134           --           --
  Dividends .........................          102          (102)          --           --
  Contribution to 401(k) plan .......          150            --           --           --
  Preferred stock exchange ..........          (66)           --           --           --
  Preferred stock redemption ........        (1,651)          --           --           --
  Realization of net operating loss
    carryforward ....................         2,867           --           --           --
  Common stock issued for
    acquisition .....................         2,166           --           --           --
  Common stock offering .............        26,386           --           --           --
  Purchase of warrants ..............        (6,876)          --           --           --
  Other .............................            34           --           --           --
                                        -----------   ------------  -----------------------
Balance at December 31, 1997 ........        40,409        6,867           --           --
                                        -----------   ------------  -----------------------

  Net Income ........................            --        6,099           --           --
  Treasury stock acquired ...........            --           --     (119,500)      (1,664)
  Contribution to 401(k) plan .......             5           --        1,750           24
  Realization of net operating loss
    carryforward ....................           313           --           --           --
  Other .............................            34           --           --           --
                                        -----------   ------------  -----------------------
Balance at December 31, 1998 ........        40,761       12,966     (117,750)      (1,640)
                                        -----------   ------------  -----------------------
  Net Loss ..........................            --       (7,122)          --           --
  Treasury stock acquired ...........            --           --     (142,700)      (1,434)
  Contribution to 401(k) plan .......             7           --        8,419          105
  Common stock issued for Teletrac
    1997 acquisition ................        (1,286)          --       95,493        1,286
  Other .............................           (28)          --        4,200           45
                                        -----------   ------------  -----------------------
Balance at December 31, 1999 ........    $   39,454   $    5,844     (152,338)     ($1,638)
                                        ===========   ============  =======================



          See accompanying notes to consolidated financial statements.

                            AXSYS TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1999

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

  The excess of cost over net assets acquired is being amortized over periods ranging from 30 to 35 years using the straight-line method. The Company continually reviews goodwill to assess recoverability from future operations using undiscounted cash flows. Impairments are recognized in operating results when a permanent diminution in value occurs.

  Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is provided primarily by the straight-line method using estimated lives for buildings and improvements of 20 to 25 years and for machinery and equipment using estimated useful lives ranging from 3 to 8 years.

  Certain items in the 1998 and 1997 financial statements have been reclassified to conform to the 1999 presentation.

  Basic earnings per share has been computed by dividing Net Income Applicable to Common Shareholders by the weighted average number of common shares outstanding. Diluted earnings per share has been computed by dividing Net Income Applicable to Common Shareholders by the weighted average number of common shares outstanding including the dilutive effects of stock options of none, 29,026 and 232,210 in 1999, 1998 and 1997, respectively. The dilutive effect of stock options on the weighted average number of common shares would have been 13,451 in 1999 if it were not anti-dilutive.

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

NOTE 2 - ACQUISITION AND DIVESTITURE

  On May 30, 1997, the Company acquired Teletrac, Inc. ("Teletrac") for $9,926, including the issuance of 153,000 shares of the Company's common stock, 53,000 of which shares were issued at closing, 95,493 shares were issued in 1999 and 4,507 of which shares will be issued pursuant to a Stockholder Agreement entered into as of May 30, 1997 with certain selling shareholders and employees of Teletrac. Teletrac designs and manufactures laser-based precision measurement systems and state-of-the-art precision linear and rotary positioning servo systems for use in the data storage segment of the electronics capital equipment market. During the fourth quarter of 1999, the Company recorded a $7,129 charge to write-down the carrying value of goodwill related to Teletrac. (See Note 14)

                            AXSYS TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - ACQUISITIONS AND DIVESTITURE (CONT'D)

  The acquisition of Teletrac was accounted for under the purchase method of accounting and, accordingly, the results of operations of Teletrac have been included in the accompanying consolidated financial statements since the date of acquisition. The costs of the acquisition were allocated on the basis of the fair market value of the assets acquired and liabilities assumed.

NOTE 3 - DISCONTINUED OPERATIONS

  On March 17, 2000, the Company sold the net assets of its Beau Interconnect division ("Beau") for $31.8 million in cash and will record an after-tax gain of approximately $13.0 million in the first quarter of 2000, subject to a post closing adjustment. Beau designs and manufactures interconnect devices, barrier terminal blocks and connectors. Accordingly, Beau has been accounted for as a discontinued operation and the related net assets and operating results have been reported separately from continuing operations in all years presented. Revenues applicable to this discontinued operation during 1999, 1998 and 1997 were $19,341, $18,022 and $17,501, respectively. The net assets of Beau at December 31, 1999 have been included in current assets. Proceeds from the sale were utilized to pay off the Company's credit facility of $4,200 at December 31, 1999 which liabilities have been included in current liabilities.

  On September 16, 1998, the Company sold its Sensor Systems business unit ("Sensor Systems") which manufactured position sensor devices such as potentiometers, pressure transducers and encoders primarily for defense and industrial automation applications, for $3,030, of which $1,030 was in the form of a five year, 10% subordinated note. Sensor Systems' land and building, which were not sold as part of this transaction, were sold during the third quarter of 1999 for approximately their book value of $750, net of retained liabilities. The disposal of Sensor Systems has been accounted for as a discontinued operation and, accordingly, the related net assets and operating results have been reported separately from continuing operations in all years presented. In addition, during 1998 the Company has reported separately a $2,489 loss on the sale of Sensor Systems, which is net of a $1,777 tax benefit. Revenues applicable to this discontinued operation during 1998 and 1997 were $4,774 and $6,522, respectively.

  In September 1997, the Company was advised by its environmental consultants that the costs associated with the remediation of a previously discontinued operation site were estimated to be higher than originally anticipated. The estimates to remediate this site ranged from approximately $600 to $1,500. Actual costs may be different than these estimates. Based on this information, the Company increased its reserve relating to this site in fiscal 1997 to approximately $600 by recording a discontinued operation charge of $400, before a tax benefit of $156. At December 31, 1999, the balance in this reserve was approximately $400.

NOTE 4 - ADVANCE TO THIRD PARTY

  On August 12, 1998, the Company entered into an agreement with Westlake Technology Corporation ("Westlake") whereby the Company has the exclusive right to market and sell Westlake's electronic and electromechanical test equipment. In return for these exclusive rights, the Company has agreed to provide loans of up to a maximum of $1,900 to Westlake. During the fourth quarter of 1999, the Company recorded a $1,864 charge to write-down the carrying value of the note. (See Note 14)

                            AXSYS TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - SHAREHOLDERS' EQUITY

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

TREASURY STOCK -

  In August 1998, the Company's Board of Directors authorized the repurchase, from time to time, on the open market or otherwise, of up to 200,000 shares of the Company's common stock at prevailing market prices or at negotiated prices. During July 1999, the Company's Board of Directors authorized an increase in the share repurchase program from an aggregate of 200,000 shares of common stock to an aggregate of 700,000 shares. The Company plans to use the repurchased shares for general corporate purposes, including the satisfaction of commitments under its employee benefit plans and in connection with the acquisition of Teletrac. As of December 31, 1999, the Company has repurchased 262,200 shares for an aggregate purchase price of $3,098.

                            AXSYS TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - LONG-TERM DEBT

                                                    1999               1998
                                                ------------       ------------
Credit Facility...........................            $4,200             $2,131
Capital Lease Obligations.................             2,718              2,500
                                                ------------       ------------
                                                       6,918              4,631
Less current portion......................             5,125                837
                                                ------------       ------------
                                                      $1,793             $3,794
                                                ============       ============

  As of December 31, 1999, the Company had an $11,000 credit facility which was comprised of a revolving debt commitment expiring on April 25, 2000. Borrowings under the credit facility through December 31, 1999 bore interest at a fluctuating rate per annum equal to the rate of interest publicly announced by Chase Manhattan Bank, N.A. as its prime rate (the prime rate was 8.50% at December 31, 1999), or the London Interbank Offered Rate ("LIBOR"), plus a margin ranging from 0.75% to 1.50%. A commitment fee of 0.375% is payable on any unused amount of the credit facility. In conjunction with the sale of Beau on March 17, 2000 (see Note 3), the Company used part of the proceeds to pay down the outstanding balance of the credit facility. The credit facility was terminated upon payment of the outstanding balance.

   The Company had outstanding at December 31, 1998, industrial revenue bonds in the amount of $1,370 secured by its Gilford, NH manufacturing facility related to Beau which was recorded as Net Assets Held for Sale. On December 1, 1999 the bonds were redeemed in full.

  The Company has financed the acquisition of certain machinery and equipment with capital lease obligations. As of December 31, 1999, outstanding capital lease obligations bear interest ranging from 6.3% to 13.7%.

  The Company recorded extraordinary non-cash charges, net of tax benefits of $109 in 1997 in connection with prepayments of indebtedness.

  Scheduled debt maturities of long-term debt obligations are $5,125 (2000), $694 (2001), $573 (2002), $470 (2003) and $56 (2004).

NOTE 7 - BALANCE SHEET INFORMATION

  The details of certain balance sheet accounts are as follows:

                                                    1999                1998
                                                ------------        ------------
Inventories:
      Raw materials.......................         $ 9,411           $ 8,574
      Work-in-process.....................           8,245             7,605
      Finished goods......................          11,669            12,448
                                                   -------           -------
                                                    29,325            28,627
      Less reserves.......................           3,459             3,580
                                                   -------           -------
                                                   $25,866           $25,047
                                                   =======           =======

                            AXSYS TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - BALANCE SHEET INFORMATION (CONT'D)

  Work-in-process inventory at December 31, 1999 and 1998 is recorded net of progress payments received from customers on uncompleted contracts of $241 and $484, respectively.

                                                           1999              1998
                                                         --------          --------
Net property, plant and equipment:
      Land............................................    $    291            $   291
      Buildings and improvements......................       4,271              2,833
      Machinery and equipment.........................      17,180             15,026
                                                          --------            -------
                                                            21,742             18,150
      Less accumulated depreciation and amortization..       9,793              7,247
                                                          --------            -------
                                                          $ 11,949            $10,903
                                                          ========            =======
Accrued expenses and other liabilities:
      Compensation and related benefits...............    $  2,752            $ 2,967
      Accrued taxes...................................         238                404
      Other...........................................       2,292              2,875
                                                          --------            -------
                                                          $  5,282            $ 6,246
                                                          ========            =======


NOTE 8 - INCOME TAXES

  The provision/(benefit) for taxes on income from continuing operations before extraordinary items consists of:

                                                                       1999         1998          1997
                                                                    ----------   ----------    ----------
Current taxes - charge in lieu of taxes and taxes:
      U.S. Federal..............................................        ($519)     $ 1,219        $ 2,152
      State and local...........................................           65          161            519
                                                                    ----------   ----------    ----------
                                                                         (454)       1,380          2,671
                                                                    ----------   ----------    ----------
Deferred taxes:
      U.S. Federal...............................................        (348)        (640)             -
      State and local............................................         (52)         (13)             -
                                                                    ----------   ----------    ----------
                                                                         (400)        (653)             -
                                                                    ----------   ----------    ----------
                                                                        $(854)        $727        $ 2,671
                                                                    ==========   ==========    ==========

  The reasons for the difference between the provision for taxes and the amount computed by applying the statutory federal income tax rate to (Loss) Income from Continuing Operations Before Taxes and Extraordinary Items are as follows:

                                                                       1999        1998       1997
                                                                    ---------    --------    -------
Federal statutory rate............................................       34%         34%        34%
Computed expected tax (benefit)/provision.........................   $(3,419)    $ 2,393     $2,231
Increase (decrease) in taxes resulting from:
      State and local taxes, net of federal tax benefit...........        (9)        379        341
      Amortization of goodwill....................................       136         136         99
      Reversal of deferred tax valuation allowance................         -      (2,181)         -
      Impairment of assets........................................     2,424           -          -
      Other.......................................................        14           -          -
                                                                     --------    -------     ------
Actual tax (benefit)/provision....................................   $  (854)    $   727     $2,671
                                                                     ========    =======     ======

                            AXSYS TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES (CONT'D)

  Deferred income taxes reflect the net federal and state tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. During 1998, the Company determined, based upon the level of its current taxable income, that it was more likely than not that it would realize the benefit of a portion of its deferred tax assets which previously had been fully reserved with a valuation allowance. Consequently, beginning in the second quarter of 1998, the Company reversed a portion of its tax valuation allowance equal to the amount it would have recorded as a tax provision on income from both continuing and discontinued operations before taxes during the period. As a result, the Company reduced its tax provision from continuing operations and increased its net deferred tax asset by $2,181 for the year ended December 31, 1998. Excluding the effect of the tax valuation allowance reversal, income from continuing operations for 1998 would have been $4,130 or $0.98 per diluted share. In addition, the Company reversed $169 and $1,244 of its valuation allowance related to net deferred tax assets of its discontinued operations with the corresponding tax benefit included in the results of discontinued operations during 1999 and 1998, respectively. The Company also reversed $313 of its valuation allowance during 1998 and credited Capital in Excess of Par representing the realization of tax benefits originating prior to the Company's 1991 quasi-reorganization. In 1997, $2,867 of the Company's tax provision was credited to Capital in Excess of Par representing the realization of tax benefits to offset current tax expenses in that year.

  Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                                  DECEMBER 31,
                                                                         --------------------------------
                                                                             1999               1998
                                                                         -------------      -------------
Tax net operating loss/credit carryforwards.........................       $  385              $  318
Inventory valuation differences.....................................        2,206               1,990
Note receivable.....................................................          728                   -
Other, net..........................................................           81                 693
                                                                        -------------      -------------
                                                                            3,400               3,001
Valuation allowance.................................................         (728)               (897)
                                                                        -------------      -------------
Net deferred taxes..................................................       $2,672              $2,104
                                                                        =============      =============

NOTE 9 - SEGMENT DATA

  The Company recently announced a strategic realignment whereby the Company's structure is organized by market segment in two new major groups. The strategic realignment has resulted in a change in the composition of its reportable segments and, accordingly, the Company has restated all periods reported. The Company classifies its businesses under two major groups, the Aerospace and Defense Group ("ADG") and Commercial Products Group ("CPG"). The ADG offers its capabilities in magnetics, precision optics, precision machining and subsystems integration to space and defense original equipment manufacturers (OEMs") enabling them to design systems that meet leading-edge performance requirements. The ADG designs, manufactures and sells high-end components such as precision sensors, high-performance motors, precision metal optics and airbearings. These products enable OEMs to improve measurement precision, positioning performance (accuracy, speed and power) and weight requirements in their systems. The CPG designs, manufactures and sells components, subsystems and systems to high-performance OEMs and end users serving the electronic capital equipment, data storage and digital imaging markets. These products enable OEMs to improve the accuracy, throughput and yield of their equipment and processes. The CPG also distributes precision ball bearings, acquired from various domestic and international sources, to OEMs and Maintenance and Repair Organization distributors supporting industrial and commercial markets.

                            AXSYS TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - SEGMENT DATA (CONT'D)

  As discussed in Note 3, the Company sold its Beau and Sensor Systems divisions. The disposal of these businesses has been accounted for as a discontinued operation and, accordingly, their related operating results have been reported separately from continuing operations. The segment data below excludes their results.

The following tables present financial data for each of the Company's segments.

                                                                         YEARS ENDED DECEMBER 31,
                                                                ------------------------------------------------
                                                                    1999              1998             1997
                                                                -------------     -------------    -------------
Net sales from continuing operations:
    ADG......................................................     $  38,253         $  45,653        $  46,914
    CPG......................................................        47,165            52,906           52,879
                                                                -------------     -------------    -------------
            Total Sales......................................     $  85,418         $  98,559        $  99,793
                                                                =============     =============    =============

Earnings from continuing operations before amortization,
interest and taxes:
    ADG.......................................................    $   1,215         $   4,669        $   5,694
    CPG.......................................................        2,433             6,794            6,917
    Impairment of assets......................................       (8,993)                -                -
    Special charge............................................         (784)                -                -
    Non-allocated expenses....................................       (3,928)           (4,425)          (6,048)
                                                                =============     =============    =============
          (Loss) income from continuing operations
            before taxes......................................    $ (10,057)        $   7,038        $   6,563
                                                                =============     =============    =============

Capital expenditures from continuing operations:
    ADG.......................................................    $   2,846         $   2,913        $   2,426
    CPG.......................................................          797             1,424              951
    Corporate.................................................           16                86               39
                                                                =============     =============    =============
            Total capital expenditures........................    $   3,659         $   4,423        $   3,416
                                                                =============     =============    =============

Depreciation and amortization from continuing operations:
    ADG.......................................................    $   1,651         $   1,736         $  1,553
    CPG.......................................................          909               730              550
    Corporate.................................................           32                29               25
                                                                -------------     -------------    -------------
            Total depreciation................................        2,592             2,495            2,128

    Amortization of goodwill..................................          400               400              292
                                                                -------------     -------------    -------------

            Total depreciation and amortization...............    $   2,992         $   2,895         $  2,420
                                                                =============     =============    =============

                                                                                 DECEMBER 31,      DECEMBER 31,
                                                                                     1999             1998
                                                                                 --------------   --------------
Identifiable assets:
    ADG..........................................................................     $ 24,103         $ 26,156
    CPG..........................................................................       26,595           26,082
    Net assets held for sale.....................................................        7,227            6,208
    Non-allocated assets.........................................................        6,225           14,068
                                                                                 --------------   --------------
          Total assets...........................................................     $ 64,150         $ 72,514
                                                                                 ==============   ==============

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

  The following table presents sales from continuing operations by geographic region. Substantially all of the Company's assets were located within the United States.

                                                                           YEARS ENDED DECEMBER 31,
                                                          ----------------------------------------------------------
                                                              1999                  1998                   1997
                                                          -------------         -------------          -------------
United States............................................     $ 72,582              $ 82,946              $ 88,183
Europe...................................................        8,931                 9,280                 7,086
Other foreign............................................        3,905                 6,333                 4,524
                                                          -------------         -------------          -------------
      Total Sales........................................     $ 85,418              $ 98,559              $ 99,793
                                                          =============         =============          =============

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

  The following table summarizes the components of net periodic pension cost for the defined benefit plans:

                                                                        YEARS ENDED DECEMBER 31,
                                                          ----------------------------------------------------------
                                                              1999                  1998                   1997
                                                          -------------         -------------          -------------
Service cost-benefits earned during the period............   $   -                 $    -                  $   -
Interest cost on projected benefit obligation.............      78                     76                     76
Expected return on plan assets............................     (39)                   (38)                   (30)
Recognized net actuarial loss ............................      45                     40                     38
Settlement gain...........................................       -                    (24)                     -
                                                          -------------         -------------          -------------

Total pension expense.....................................   $  84                 $   54                  $  84
                                                          =============         =============          =============

Assumptions used in accounting for the defined benefit plans as of the plans' measurement dates were:

                                                              1999                   1998                   1997
                                                          --------------         -------------          -------------
Weighted-average discount rate............................      7.5%                  7.5%                   7.5%
Expected long-term rate of return on assets...............      6.0%                  6.0%                   6.0%

                            AXSYS TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - PENSION ARRANGEMENTS (CONT'D)

  The following table sets forth the change in benefit obligation, change in plan assets and the funded status recognized in the consolidated balance sheets for the Company's defined benefit pension plans:

                                                                                          1999                1998
                                                                                     ----------------    ----------------
Change in benefit obligation:
  Benefit obligation at beginning of year........................................        $1,081               $1,090
      Interest cost..............................................................            78                   76
      Actuarial loss.............................................................            50                   84
      Benefits paid..............................................................           (92)                 (87)
      Settlement.................................................................             -                  (82)
                                                                                     ----------------    ----------------
  Benefit obligation at end of year..............................................        $1,117               $1,081
                                                                                     ----------------    ----------------

Change in plan assets:
  Fair value of plan assets at beginning of year.................................        $  647               $  674
      Actual return..............................................................            50                   54
      Employer contribution......................................................            92                   88
      Benefits paid..............................................................           (92)                 (87)
      Settlement.................................................................             -                  (82)
                                                                                     ----------------    ----------------
  Fair value of plan assets at end of year.......................................        $  697               $  647
                                                                                     ----------------    ----------------

Funded status....................................................................           420                  434
Unrecognized net actuarial gain..................................................           170                  164
                                                                                     ----------------    ----------------
Accrued benefit cost at December 31..............................................        $  590               $  598
                                                                                     ================    ================

   Unrecognized net gains and losses are amortized over the average future service lives of participants. Plan assets are invested in a managed portfolio consisting primarily of equity securities.

   The Company also sponsors 401(k) plans under which eligible employees may elect to contribute a percentage of their earnings. The Company has matched employee contributions to these plans in amounts ranging from 3% up to 5% of the employees' gross earnings over the three years ended December 31, 1999. Company matching contributions from continuing operations were $828 in 1999, $813 in 1998 and $811 in 1997.

NOTE 11 - SUPPLEMENTAL CASH FLOW INFORMATION

  Supplemental cash flow information from continuing operations for the years ended December 31, 1999, 1998 and 1997 is summarized as follows:

                                                                           1999                1998               1997
                                                                       -------------       -------------      -------------
Cash paid during the year for:
      Interest.......................................................    $   427              $  589             $2,249
      Income tax payments............................................        728               1,213                315

Noncash investing activities:
      Equipment acquired under capital leases........................    $ 1,226              $1,420             $  759
      Common stock issued for acquisition............................          -                   -              2,166
      Treasury stock issued for defined benefit plans................        104                  24                  -

                            AXSYS TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - STOCK OPTIONS

  The Company's Long-Term Stock Incentive Plan (the "Plan") was approved by shareholders in 1991. Shareholders approved an amendment to and restatement of the Plan in October 1997, which, among other things, increased the number of shares of Common Stock authorized for grant from 79,400 to 400,000. As of December 31, 1999, the Company has 11,150 shares of Common Stock available for grant under the Plan. The Plan is administered by the Stock Incentive Plan Committee of the Board of Directors (the "Committee"). The Committee selects participants from among those executives and other employees of the Company and its subsidiaries who materially contribute to the success of the Company and determines the amounts, times, forms, terms and conditions of grants. Grants may be in the form of options to purchase shares of Common Stock, stock appreciation rights, restricted stock and performance units (collectively, "Stock Incentives"). Each Stock Incentive is exercisable upon vesting.

A summary of all outstanding stock options are presented in the table below:

                                                                            STOCK         WEIGHTED AVERAGE
                                                                           OPTIONS         EXERCISE PRICE
                                                                        -------------      -------------
Outstanding at December 31, 1997......................................      195,100            $  22.52
                                                                        -------------      -------------

    Granted...........................................................       80,700               25.50
    Forfeited.........................................................      (18,400)              25.44
    Exercised.........................................................       (9,000)               3.75
                                                                        -------------      -------------

Outstanding at December 31, 1998......................................      248,400               23.95
                                                                        -------------      -------------

    Granted...........................................................      185,550               13.17
    Forfeited.........................................................      (63,100)              22.57
    Exercised.........................................................       (4,200)               4.15
                                                                        -------------      -------------

Outstanding at December 31, 1999......................................      366,650            $  18.96
                                                                        =============      =============

Exercisable at December 31, 1999......................................       71,240            $  20.26
                                                                        =============      =============

The following table summarizes information about stock options outstanding at December 31, 1999:

                                           OPTIONS OUTSTANDING                                      OPTIONS EXERCISABLE
                              ------------------------------------------------------------     ------------------------------
                                                                                                                  Weighted
                                                   Weighted          Weighted Average                             Average
Range of                       Number of      Average Remaining            Exercise             Number of         Exercise
Exercise Prices                 Options              Life                   Price                Options           Price
-----------------------       ------------    -------------------    ---------------------     -------------    -------------
$ 3.75 to  $ 4.15                14,400             2 Years                $ 3.98                 14,400          $ 3.98
$10.50 to  $12.72               125,700            10 Years                 11.21                   -                -
$15.00 to  $20.01                62,600             9 Years                 17.71                 12,000           15.49
$25.69 to  $28.26               163,950             8 Years                 26.69                 44,840           26.76
-----------------------------------------------------------------------------------------------------------------------------

$ 3.75 to  $28.26               366,650            8 Years                 $18.96                 71,240          $20.26
-----------------------------------------------------------------------------------------------------------------------------

                            AXSYS TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - STOCK OPTIONS (CONT'D)

  The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for grants under the Plan. Pro forma information regarding net income and net income per share is required by SFAS No. 123 for awards granted in fiscal years beginning after December 15, 1994 as if the Company had accounted for such awards under the fair value method. Had compensation cost for the Company's Stock-Incentive grants in 1999, 1998 and 1997 been determined using the fair value method, the Company would have reported the following results:

                                                                                  1999              1998             1997
                                                                              -------------     -------------    -------------
Pro forma (loss)/income from continuing operations before
extraordinary items........................................................    $ (9,668)           $5,781           $3,751
Pro forma net (loss)/income................................................      (7,587)            5,480            4,971

Pro forma basic/(loss) earnings per share:
    (Loss)/income from continuing operations before extraordinary items....       (2.39)             1.38             1.11
    Net (loss)/income......................................................       (1.87)             1.31             1.48

Pro forma diluted (loss)/earnings per share:
    (Loss)/income from continuing operations before extraordinary items....       (2.39)             1.37             1.04
    Net (loss)/income......................................................       (1.87)             1.30             1.39

The fair value of each option granted in 1999, 1998 and 1997 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 65% in 1999 and 50% in 1998 and 1997; risk-free interest rate of 5.9% in 1999, 5.0% in 1998 and 5.8% in 1997;
expected lives of 6 years; and, no dividend yield. Using this model, the weighted average fair value of options granted during 1999, 1998 and 1997 was $8.17, $13.56 and $13.11, respectively. For pro forma purposes, the estimated fair value of the Company's Stock Incentive awards to employees is amortized over the options' vesting period which is generally five years. Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its Stock Incentive awards to employees.

                            AXSYS TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - COMMITMENTS AND CONTINGENCIES

   Future minimum payments under noncancellable operating leases (exclusive of property expenses and net of sublease rental income), as of December 31, 1999, are as follows:

2000.................................................           $   1,771
2001.................................................               1,454
2002.................................................               1,450
2003.................................................                 947
2004.................................................                 902
2005 and thereafter..................................               4,771
                                                              -------------
                                                                $   11,295
                                                              =============

  Rent expense under such leases, net of sublease rental income, amounted to $1,699, $1,715 and, $1,639 in 1999, 1998 and 1997, respectively.

  The Company has various lawsuits, claims, commitments and contingent liabilities arising from the ordinary conduct of its business; however, they are not expected to have a material adverse effect on the Company's financial position or results of operations.

NOTE 14 - IMPAIRMENT OF ASSETS AND SPECIAL CHARGE

  In late 1999, in connection with the Company's annual evaluation of its strategic direction and long-range planning and due to indications of impairment, the Company evaluated the recoverability of certain long-lived assets, primarily goodwill at Teletrac and the note from Westlake. In arriving at the fair value of these assets, which serve the data storage market, the Company considered a number of factors including: (i) weakness in the data storage market since the second half of 1998, (ii) structural changes to data storage products such as the number of read-write heads in a hard disk drive, and (iii) price pressure on the hard disk drive manufacturers. The Company believes that the demand for test products from our served market has been permanently reduced. In determining the amount of the impairment, the Company compared the net book value to the estimated fair values of those assets. Based on best estimates of discounted future cash flows, the Company recorded a $7,129 charge to write-down the carrying value of goodwill related to Teletrac. In addition, the Company recorded a $1,864 charge to write off the note from Westlake serving the same data storage test equipment market.

  On November 20, 1998, the Company's Chairman and CEO ("the Chairman") and the owner at that date of approximately 31% of its common stock, submitted an offer to purchase all of the common stock not owned by him for $15.00 per share in cash (the "Chairman's Proposal"). Shortly thereafter, the Company's Board of Directors formed a Special Committee to evaluate the Chairman's Proposal. On January 11, 1999, the Company received an unsolicited offer to purchase the Company for $20.00 per share in cash. In response to this unsolicited offer, the Chairman withdrew his proposal, and on January 13, 1999, the Company publicly announced that the Board of Directors had dissolved the Special Committee and had authorized the retention of investment bankers to explore various strategic alternatives, including the potential sale of the Company. On January 29, 1999, the Company publicly announced that the Board of Directors had instructed its investment bankers to explore the potential sale of Axsys. During 1999, the Company recorded a pre-tax special charge of $784 for expenses related to a process of exploring the potential sale of the Company. On June 15, 1999, the Company publicly announced that its Board of Directors had determined not to pursue a sale of the Company at that time.

                            AXSYS TECHNOLOGIES, INC.

                  SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

                             (DOLLARS IN THOUSANDS)

-------------------------------------------------------------------------------------------------------------------------
                COL. A                     COL.B           COL. C           COL. D          COL. E            COL. F
-------------------------------------------------------------------------------------------------------------------------

                                                          Additions
                                                  ------------------------
                                         Balance at       Charged to      Charge to
                                         Beginning        Costs and         Other                         Balance at End
            Classification               of Period         Expenses       Accounts        Deductions         of Period
            --------------              ------------     ------------    -----------     -------------    ---------------

Allowance for doubtful accounts
-------------------------------

Year ended December 31, 1999:               $445             $331        $  -              $273 (b)            $503
Year ended December 31, 1998:               $204             $306        $  -              $ 65 (b)            $445
Year ended December 31, 1997:               $251             $159        $  4 (a)          $210 (b)            $204

----------------
(a) Includes $4 in 1997 associated with the acquisition of a business.
(b) Uncollectable accounts written off, net of recoveries.

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                                   DESCRIPTION
------                                   -----------
3(1)                Restated Certificate of Incorporation of the Company (filed as Exhibit 3(4) to the Company's Amendment No. 2 to
                    Registration Statement on Form S-1, dated October 17, 1997
                    (File No. 333-36027) (the "Form S-1") and incorporated
                    herein by reference).

3(2) By-Laws of the Company (filed as Exhibit 2 to the Form 8-A dated August 8, 1991 and incorporated herein by reference).

4(1)                Stockholder Agreement, (filed as Exhibit 4(6) to the Form
                    S-1 and incorporated herein by reference) dated as of May
                    30, 1997, by and between the Company and David Barker, Richard Howitt, William Hurst, William Kingsbury and Barton
                    Norton.

10(1)               Stock Purchase Agreement by and between the Company,
                    Teletrac, Inc. and David Barker, Richard Howitt, William
                    Hurst, William Kingsbury, Barton Norton, John Van Dyke and
                    Mary Erdahl (filed as Exhibit 2 to the Company's Form 8-K, dated May 30, 1997 and incorporated herein by reference).

10(2)               Form of Indemnification Agreement (filed as Exhibit 10(16) to the
                    Company's Form 10-K for the fiscal year ended December 30, 1990 (the
                    "1990 Form 10-K") and incorporated herein by reference).

10(3)               Severance Agreement between the Company and Kenneth F. Stern dated as of
                    June 10, 1996 (filed as Exhibit 10(16) to the Form S-1 and incorporated herein by reference).

10(4)               Employment Agreement between Richard Howitt and Teletrac, dated as of
                    May 30, 1997 (filed as Exhibit 10(18) to the Form S-1 and incorporated herein by reference).

10(5)               Non-Competition Agreement between Richard Howitt and the Company, dated as of May 30, 1997 (filed as Exhibit 10(19) to the Form S-1 and incorporated herein by reference).

10(6)               Form of Stock Option Agreement, dated as of September 30,
                    1991 (filed as Exhibit 10(17) to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1991 and incorporated herein by reference).

10(7)               Teletrac, Inc. Management Incentive Compensation Plan (filed as Exhibit
                    10(21) to the Form S-1 and incorporated herein by reference).

EXHIBIT
NUMBER                                   DESCRIPTION
------                                   -----------
10(8)               Summary of Annual Incentive Plan (filed as Exhibit 10(22) to the Form S-1 and incorporated herein by reference).

10(9)               Supplemental Revenue Growth Incentive Plan (filed as Exhibit 10(23) to the
                    Form S-1 and incorporated herein by reference).

10(10)              Assumption Agreement, dated as of May 30, 1997, made by Teletrac, Inc.
                    (filed as Exhibit 10(24) to the Form S-1 and incorporated herein by reference).

10(11)              Axsys Technologies, Inc. Long-Term Stock Incentive Plan (filed as Exhibit C to the Company's Proxy Statement dated September 23, 1997 and incorporated herein by reference).

10(12)              Resolution approved November 8, 1999 amending Section 2(1) of the Long Term
                    Stock Incentive Plan.

10(13)              Expense Reimbursement Agreement dated as of November 24, 1998, between
                    Stephen W. Bershad and the Company (filed as Exhibit 4 to Amendment No. 3 to Schedule  13D of Stephen W. Bershad and SWB Holding Corporation
                    with respect to the Common Stock of the Company on
                    November 25, 1998 and incorporated herein by
                    reference).

10 (14)             Severance Protection Agreement between the Company and Stephen W. Bershad dated as of February 11, 1999 (filed as Exhibit 10(1) to the Company's
                    Form 10-Q, dated May 11, 1999, for the fiscal quarter ended March 31, 1999
                    (the "March 31, 1999 Form 10-Q") and incorporated herein by reference).

10 (15)             Severance Protection Agreement between the Company and Richard V. Howitt dated as of February 11, 1999 (filed as Exhibit 10(2) to the March 31, 1999
                    Form 10-Q and incorporated herein by reference).

10 (16)             Severance Protection Agreement between the Company and Kenneth F. Stern dated as of February 11, 1999 (filed as Exhibit 10(4) to the March 31, 1999 Form 10-Q and incorporated herein by reference).

10 (17)             Net lease dated August 11, 1999, by and between Speedring Systems, Inc. and
                    Joel Nosanchuk (filed as Exhibit 10(2) to the Company's Form 10-Q, dated
                    November 8, 1999, for the fiscal quarter ended September 30,
                    1999 (the "September 30, 1999 Form 10-Q") and incorporated herein by reference).

10 (18)             Net lease dated August 11, 1999, by and between Speedring Systems, Inc. and
                    Joel Nosanchuk (filed as Exhibit 10(3) to the September 30, 1999 Form 10-Q and
                    incorporated herein by reference).

10 (19)             Letter Agreement between Mark J. Bonney and the Company dated as of August 1,
                    1999 (filed as Exhibit 10(4) to the September 30, 1999 Form 10-Q and incorporated herein by reference).

EXHIBIT
NUMBER                                   DESCRIPTION
------                                   -----------
10 (20)             Severance Protection Agreement between the Company and Mark J. Bonney dated as of August 30, 1999 (filed as Exhibit 10(5) to the September 30, 1999 Form 10-Q and
                    incorporated herein by reference).

10 (21)             Net lease dated August 5, 1999, by and between Axsys Technologies, Inc. and Otay
                    Business Park, LLC.

10 (22)             Letter Agreement between John Clark and the Company dated as of December 10,
                    1999.

10 (23)             Asset Purchase Agreement, dated as of February 3, 2000, between the Company,
                    Molex Industrial Ventures Inc. and Molex Incorporated.

21                  Subsidiaries of the Registrant

23                  Consent of Arthur Andersen LLP.

27(1)               Financial Data Schedule.

27(2)               Restated Financial Data Schedule.