Form 10-Q
period 2000-03-31
AXSYS TECHNOLOGIES INC
filed 2000-05-12
CIK 206030

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                     -------


                                    FORM 10-Q


(MARK ONE)
/X/                 QUARTERLY REPORT PURSUANT TO SECTION 13
               OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000 OR

/ /                   TRANSITION REPORT PURSUANT TO SECTION
               13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________________ TO _______________________

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

                                YES  /X/    NO  / /


3,978,429 SHARES OF COMMON STOCK, $.01 PAR VALUE, WERE OUTSTANDING AS OF MAY 5, 2000.


================================================================================

                            AXSYS TECHNOLOGIES, INC.
                                      INDEX



                                                                            PAGE



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

  Condensed Consolidated Balance Sheets -
   March 31, 2000 and December 31, 1999                                     3

  Condensed Consolidated Statements of Operations -
   Three Months Ended March 31, 2000 and 1999                               4

  Condensed Consolidated Statements of Cash Flows -
   Three Months Ended March 31, 2000 and 1999                               5

  Notes to Condensed Consolidated Financial Statements                      6


Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           10


Item 3.  Quantitative and Qualitative Disclosures about
             Market Risk                                                   13

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders               14

Item 5.  Other Information                                                 14

Item 6.  Exhibits and Reports on Form 8-K                                  14

SIGNATURES                                                                 14

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            AXSYS TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except per share data)



                                                               (Unaudited)
                                                                MARCH 31,      DECEMBER 31,
                                                                   2000           1999
                                                              -------------   -------------
                                            ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ...............................     $ 21,630      $    385
  Accounts receivable - net ...............................       11,598        11,537
  Inventories - net .......................................       24,508        25,866
  Net assets held for sale ................................           --         7,227
  Other current assets ....................................        3,537         2,994
                                                                --------      --------

    TOTAL CURRENT ASSETS ..................................       61,273        48,009

PROPERTY, PLANT AND EQUIPMENT - net .......................       12,627        11,949

EXCESS OF COST OVER NET ASSETS ACQUIRED - net .............        3,848         3,883

OTHER ASSETS ..............................................          305           309
                                                                --------      --------

    TOTAL ASSETS ..........................................     $ 78,053      $ 64,150
                                                                ========      ========

              LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable ........................................     $  6,422      $  6,207
  Accrued expenses and other liabilities ..................       12,769         5,282
  Current portion of long-term debt and capital lease
    obligations ...........................................          934         5,125
                                                                --------      --------

    TOTAL CURRENT LIABILITIES .............................       20,125        16,614

LONG-TERM DEBT & CAPITAL LEASES, less current portion .....        1,556         1,793

OTHER LONG-TERM LIABILITIES ...............................        2,516         2,042

SHAREHOLDERS' EQUITY:
  Common Stock, authorized 30,000,000 shares, issued
    4,126,007 shares at March 31, 2000 and 4,122,767
    at December 31, 1999 ..................................           41            41
  Capital in Excess of Par ................................       39,471        39,454
  Retained Earnings .......................................       15,974         5,844
  Treasury Stock, at cost, 151,578 shares at March 31, 2000
    and 152,338 at December 31, 1999 ......................       (1,630)       (1,638)
                                                                --------      --------

    TOTAL SHAREHOLDERS' EQUITY ............................       53,856        43,701
                                                                --------      --------

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ............     $ 78,053      $ 64,150
                                                                ========      ========


     See accompanying notes to condensed consolidated financial statements.

                            AXSYS TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            (Unaudited, dollars in thousands, except per share data)


                                                   THREE MONTHS ENDED MARCH 31,
                                                 -------------------------------
                                                      2000             1999
                                                 -------------    --------------

NET SALES ..................................     $    19,477      $    20,583

Cost of sales ..............................          18,696           15,336
Selling, general and administrative expenses           5,385            4,327
Research and development expenses ..........             770              972
Restructuring charge .......................           1,359               --
Amortization of intangible assets ..........              35              100
                                                 -----------      -----------

OPERATING LOSS .............................          (6,768)            (152)

Interest expense, net ......................             105              127
Special charge .............................              --            1,000
Other (income) expense .....................             (44)               1
                                                 -----------      -----------

LOSS FROM CONTINUING OPERATIONS BEFORE TAXES          (6,829)          (1,280)

Benefit for income taxes ...................          (2,670)            (528)
                                                 -----------      -----------

LOSS FROM CONTINUING OPERATIONS ............          (4,159)            (752)

DISCONTINUED OPERATIONS:
  Income from operations, net of taxes .....             513              416
  Gain on disposal, net of taxes ...........          13,776               --
                                                 -----------      -----------

NET INCOME (LOSS) ..........................     $    10,130      $      (336)
                                                 ===========      ===========


BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
  Loss from continuing operations ..........     $     (1.04)     $     (0.18)
  Discontinued operations ..................            3.59             0.10
                                                 -----------      -----------
TOTAL ......................................     $      2.55      $     (0.08)
                                                 ===========      ===========

Weighted average common shares outstanding .       3,975,933        4,106,247
                                                 ===========      ===========









     See accompanying notes to condensed consolidated financial statements.

                            AXSYS TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Unaudited, dollars in thousands)


                                                                       THREE MONTHS ENDED MARCH 31,
                                                                   ------------------------------------
                                                                         2000                 1999
                                                                   ---------------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ........................................          $ 10,130           $   (336)
  Adjustments to reconcile net income (loss) to cash used in operating activities:
  Gain on disposal of discontinued operations ..............           (13,776)                --
  Deferred income taxes ....................................                --                 --
  Depreciation and amortization ............................               829                728
  Change in net assets of discontinued operation ...........            (1,476)              (286)
  Decrease (increase) in current assets, other than cash ...               754               (483)
  Decrease in current liabilities ..........................              (554)              (261)
  Other-net ................................................                19                (37)
                                                                      --------           --------

    NET CASH USED IN OPERATING ACTIVITIES ..................            (4,074)              (675)
                                                                      --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures .....................................            (1,491)                --
  Net proceeds from sale of discontinued operation .........            31,223                 --
  Advance to third party ...................................                --               (331)
                                                                      --------           --------
    NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES ....            29,732               (331)
                                                                      --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from borrowings .............................                --              1,324
  Net repayment of borrowings ..............................            (4,428)              (257)
  Other ....................................................                15                  4
                                                                      --------           --------

    NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES ....            (4,413)             1,071
                                                                      --------           --------

    NET INCREASE IN CASH ...................................            21,245                 65

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...........               385                 69
                                                                      --------           --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .................          $ 21,630           $    134
                                                                      ========           ========

Supplemental Cash Flow Information:
  Cash paid for:
    Interest ...............................................          $    144           $     92
    Income Tax .............................................               180                 50

Non-Cash Investing and Financing Activities:
    Equipment acquired under capital leases ................          $     --           $  1,043



     See accompanying notes to condensed consolidated financial statements.




                            AXSYS TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Axsys
Technologies, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.
Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.
In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included.
Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending
December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Certain reclassifications have been made to previously reported financial statements to conform to current classifications.

NOTE 2 - DISCONTINUED OPERATIONS

On March 17, 2000, the Company sold the net assets of its Beau Interconnect division ("Beau") for $31.2 million for cash, net of expenses, and recorded a gain of $22.5 million, before a tax provision of $8.4 million in the first quarter of 2000, subject to a post closing adjustment. Beau has been accounted for as a discontinued operation and the related net assets and operating results have been reported separately from continuing operations in all periods presented. Beau designs and manufactures interconnect devices, barrier terminal blocks and connectors. Income from discontinued operations was $846 thousand, before a tax provision of $333 thousand in 2000 and $708 thousand, before a tax provision of $292 thousand in 1999. Revenues applicable to Beau during each period of the three months ended March 31, 2000 and 1999 were $4.6 million. The net assets of Beau at December 31, 1999 have been included in current assets.
Proceeds from the sale were utilized to pay off the Company's credit facility of $4.2 million at December 31, 1999 which liabilities have been included in current liabilities.

In the first quarter of 2000, the Company was advised by its environmental consultants that the costs associated with the remediation of two previously discontinued operation sites were estimated to be higher than originally anticipated. The revised estimates to remediate these sites range from approximately $1.1 million to $1.3 million. Actual costs may be different than these estimates. Based on this information, the Company increased its reserve relating to these sites in the first quarter of 2000 to approximately $1.2 million by recording a discontinued operation charge of $500 thousand, before a tax benefit of $195 thousand.

NOTE 3 - INVENTORIES

Inventories have been determined generally by lower of cost (first-in, first-out or average) or market. Inventories consist of (in thousands):

                                    MARCH 31,        DECEMBER 31,
                                      2000             1999
                                   ------------     -------------

Raw materials ................     $  9,184          $  9,411
Work-in-process ..............        8,722             8,245
Finished goods ...............       12,046            11,669
                                   --------          --------
                                     29,952            29,325
Less reserves ................       (5,444)           (3,459)
                                   --------          --------
                                   $ 24,508          $ 25,866
                                   ========          ========





                            AXSYS TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 4 - TREASURY STOCK

In August 1998, the Company's Board of Directors authorized the repurchase, from time to time, on the open market or otherwise, of up to 200,000 shares of the Company's common stock at prevailing market prices or at negotiated prices.
During July 1999, the Company's Board of Directors authorized an increase in the share repurchase program from an aggregate of 200,000 shares of common stock to an aggregate of 700,000 shares. The Company plans to use the repurchased shares for general corporate purposes, including the satisfaction of commitments under its employee benefit plans. As of March 31, 2000, the Company has repurchased
262,200 shares for an aggregate purchase price of $3.1 million.

NOTE 5 - INCOME TAXES

The Company has determined, based upon the level of its current taxable income, it is more likely than not that it will realize the benefit of its deferred tax assets which previously had been fully reserved with a valuation allowance.
Consequently, during the first quarter of 2000, the Company reversed $728 thousand of its valuation allowance related to net deferred tax assets of its discontinued operations with the corresponding tax benefit included in the results of discontinued operations.

As of March 31, 2000, the Company had no tax valuation allowance.

NOTE 6 - SEGMENT DATA

The Company recently announced a strategic realignment whereby the Company's structure is organized by market segment in two new major groups. The strategic realignment has resulted in a change in the composition of its reportable segments and, accordingly, the Company has restated all periods reported. The
Company classifies its businesses under two major groups, the Aerospace and Defense Group ("ADG") and Commercial Products Group ("CPG"). The ADG offers its capabilities in magnetics, precision optics, precision machining and subsystems integration to space and defense original equipment manufacturers ("OEMs") enabling them to design systems that meet leading-edge performance requirements.
The ADG designs, manufactures and sells high-end components such as precision sensors, high-performance motors, precision metal optics and airbearings. These products enable OEMs to improve measurement precision, positioning performance
(accuracy, speed and power) and weight requirements in their systems. The CPG designs, manufactures and sells components, subsystems and systems to high-performance OEMs and end users serving the electronic capital equipment, data storage and digital imaging markets. These products enable OEMs to improve the accuracy, throughput and yield of their equipment and processes. The CPG also distributes precision ball bearings, acquired from various domestic and international sources, to OEMs and Maintenance and Repair Organization distributors supporting industrial and commercial markets.

As discussed in Note 2, the Company sold its Beau division. The disposal of this business has been accounted for as a discontinued operation and, accordingly, its related operating results have been reported separately from continuing operations. The segment data below excludes its results.





                            AXSYS TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 6 - SEGMENT DATA - CONT'D.


The following tables present financial data for each of the Company's segments
(in thousands).


                                                    THREE MONTHS ENDED MARCH 31,
                                                      2000               1999
                                                  -------------      -----------
Net sales from continuing operations:
    ADG ........................................    $  6,018      $  8,997
    CPG ........................................      13,459        11,586
                                                    --------      --------
            Total Sales ........................    $ 19,477      $ 20,583
                                                    ========      ========

(Loss) earnings from continuing operations
  before amortization, interest and taxes:
    ADG ........................................    $ (4,490)     $    378
    CPG ........................................          35           377
    Restructuring charge .......................      (1,359)           --
    Non-allocated expenses .....................      (1,015)       (2,035)
                                                    --------      --------
             Loss from continuing operations
                before taxes ...................    $ (6,829)     $ (1,280)
                                                     ========      ========


                                                    MARCH 31,    DECEMBER 31,
                                                      2000          1999
                                                    --------      --------
Identifiable assets:
    ADG ........................................    $ 23,692      $ 24,103
    CPG ........................................      25,971        26,595
    Net assets held for sale ...................           -         7,227
    Non-allocated assets .......................      28,390         6,225
                                                    --------      --------
          Total assets .........................    $ 78,053      $ 64,150
                                                    ========      ========

Included in non-allocated expenses are the following: general corporate expense, interest expense, amortization of goodwill, special charges and other income and expense. Identifiable assets by segment consist of those assets that are used in the segments' operations. Non-allocated assets are comprised primarily of cash and cash equivalents, goodwill and net deferred tax assets.

NOTE 7 - OTHER INFORMATION (IN THOUSANDS)

                                                    MARCH 31,      DECEMBER 31,
                                                      2000             1999
                                                  --------------  --------------

Allowance for doubtful accounts ..........          $    358       $   503
                                                    ========       =======

Accumulated depreciation and amortization
 Of property, plant and equipment ........          $ 10,403       $ 9,793
                                                    ========       =======

Accumulated amortization of excess of cost
  Over net assets acquired ...............          $  1,069       $ 1,034
                                                    ========       =======

                            AXSYS TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 8 - RESTRUCTURING CHARGE AND SPECIAL CHARGE

RESTRUCTURING CHARGE-

On February 11, 2000, Axsys announced a strategic realignment of its businesses. Specifically, Axsys adopted a plan to improve efficiency and enhance competitiveness under two new major groups to better serve its markets and customers. In conjunction with the strategic realignment, Axsys recorded a non-recurring charge to earnings in the first quarter of 2000 of $4.6 million, before taxes, including $1.4 million that was recorded as a restructuring charge, $2.5 million that was charged to cost of sales primarily relating to slow moving and potentially obsolete inventory, and $688 thousand that was charged to selling, general and administrative expenses. Included in the $1.4 million restructuring charge was $813 thousand of severance costs related to personnel reductions and $546 thousand of costs relating to the relocation of the Company's San Diego, California facility.
Of the $813 thousand in severance costs, $172 thousand has been paid as of March 31, 2000, leaving accrued severance costs of $641 thousand at March 31, 2000. Approximately 50 employees have been terminated mostly in indirect labor and management positions.


SPECIAL CHARGE-

On November 20, 1998, the Company's Chairman and CEO (the "Chairman") and the owner at that date of approximately 31% of the Company's common stock, submitted an offer to purchase all of the common stock not owned by him for $15.00 per share in cash (the "Chairman's Proposal"). Shortly thereafter, the Company's Board of Directors formed a Special Committee to evaluate the Chairman's Proposal. On January 11, 1999, the Company received an unsolicited offer to purchase the Company for $20.00 per share in cash. In response to this unsolicited offer, the Chairman withdrew his proposal, and on January 13, 1999, the Company publicly announced that the Board of Directors had dissolved the Special Committee and authorized the retention of investment bankers to explore various strategic alternatives, including the potential sale of the Company. On January 29, 1999, the Company publicly announced that the Board of Directors had instructed its investment bankers to explore the potential sale of the Company. During the first quarter of 1999, the Company recorded a pre-tax special charge of $1.0 million for expenses related to a process of exploring the potential sale of the Company. On June 15, 1999, the Company publicly announced that its Board of Directors had determined not to pursue a sale of the Company at that time. During the third quarter of 1999, the Company reduced its first quarter pre-tax special charge by $216 thousand to reflect actual costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth certain financial data as a percentage of net sales for the three month period ended March 31, 2000 and 1999. On March 17, 2000 the Company sold its Beau Interconnect division. This divestiture has been accounted for as a discontinued operation. The results of the operations of Beau Interconnect and the gain from the disposal are reflected in discontinued operations.


                                                           THREE MONTHS ENDED MARCH 31,
                                                              2000              1999
                                                           ------------    -------------
Net sales:
    ADG ............................................           30.9%          43.7%
    CPG ............................................           69.1           56.3
                                                              -----          -----
            Total Company ..........................          100.0          100.0
                                                              -----          -----

Cost of sales ......................................           96.0           74.5
                                                              -----          -----

Gross profit .......................................            4.0           25.5
                                                              -----          -----
Operating expenses:
    Selling, general and administrative expenses ...           27.6           21.0
    Research and development expenses ..............            4.0            4.7
    Restructuring charge ...........................            7.0             --
   Amortization of intangible assets ...............            0.1            0.5
                                                              -----          -----
                                                               38.7           26.2
                                                              -----          -----

Operating loss .....................................          (34.7)          (0.7)

    Interest expense, net ..........................            0.5            0.6
    Special charge .................................             --            4.9
    Other income ...................................           (0.2)            --
                                                              -----          -----

Loss from continuing operations before taxes .......          (35.0)          (6.2)
  Benefit for income taxes .........................           13.7            2.6
                                                              -----          -----
Loss from continuing operations ....................          (21.3)          (3.6)

Discontinued operations:
  Income from operations, net of taxes .............            2.6            2.0
  Gain on disposal, net of taxes ...................           70.7             --
                                                              -----          -----
Net income (loss) ..................................           52.0%          (1.6)%
                                                              =====          =====

Gross profit (as a percentage of related net sales):
ADG ................................................          (47.5)%         20.7%
CPG ................................................           27.0           29.2

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999


NET SALES. Net sales decreased by 5.4%, or $1.1 million, to $19.5 million in the three month period ended March 31, 2000 from $20.6 million in the same period of 1999. In the ADG, sales decreased by 33.1%, or $3.0 million, to $6.0 million in 2000 from $9.0 million in 1999. The decrease in ADG sales was the result of softness in orders in the defense market during the latter part of 1999 as well as product returns and delayed shipments principally caused by quality issues. This decrease was partially offset by an increase in the commercial space market due to the shipment of two large space based flight units. The CPG's sales increased by 16.2%, or $1.9 million to $13.5 million in 2000 from $11.6 million in 1999. The increase in CPG sales was primarily the result of an increase in precision ball bearings which were up 12.4% over 1999 due to an improvement in revenues from the electronics capital equipment market and the identification of new customer opportunities. In addition, the CPG sales improved due to an increase in demand in the digital imaging market.

GROSS PROFIT. Axsys' gross profit decreased to $0.8 million in 2000 from $5.2 million in 1999. The decrease was largely due to non-recurring charges of $2.5 million during the quarter related to slow moving and potentially obsolete inventory. Before recognizing these one-time charges, gross profit percentage declined to 14.5% in 2000, compared to 25.5% in 1999. Consolidated results were also affected by lower sales volume in the ADG, causing reduced absorption of manufacturing overhead in the quarter, as well as product returns and product mix. First quarter gross profit for the ADG decreased to -47.5% for the quarter, or -10.4% before the inventory write-off, from 20.7% in 1999. Most of the effects of inventory charges, product returns, and lower sales volume impacted ADG results in the first quarter of 2000. Introduction of lean manufacturing techniques, combined with stronger volume and the lack of non-recurring inventory charges, should restore ADG gross profit margins to healthier levels in future reporting periods. First quarter gross profit for the CPG decreased to 27.0% for the quarter, or 29.2% before the inventory write-off, from 29.2% in 1999. The decline in the CPG gross margin was due to a non-recurring inventory charge of $0.3 million.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses increased by 24.5%, or $1.1 million, to $5.4 million in 2000 from $4.3 million in 1999. The increase in SG&A expenses was primarily due to a non-recurring charge of $0.7 million relating to certain non-inventory asset write-offs and the relocation, recruiting and training of management personnel. In addition, selling expenses within the precision ball bearings division of the CPG segment increased in order to meet increased customer demand.

RESEARCH AND DEVELOPMENT EXPENSES. R&D expenses decreased by 20.8%, or $0.2 million, to $0.7 million in 2000 from $0.9 million in 1999, primarily due to lower spending on new product development for the defense and electronics capital equipment markets.

RESTRUCTURING CHARGE. During the first quarter of 2000, Axsys announced a strategic realignment of its businesses. Specifically, Axsys adopted a plan to improve efficiency and enhance competitiveness under two new major groups to better serve its markets and customers. In conjunction with the strategic realignment, Axsys recorded a non-recurring restructuring charge of $1.4 million relating to severance pay for approximately 50 employees ($0.8 million) and costs relating to the relocation of its San Diego, California facility ($0.5 million) (see Note 8 of the Condensed Consolidated Financial Statements).

INTEREST EXPENSE, NET. Net interest expense of $0.1 million in 2000 was substantially the same as 1999.

SPECIAL CHARGE. Axsys recorded a pre-tax special charge of $1.0 million in the first quarter of 1999 for expenses related to exploring the potential sale of Axsys, which process was discontinued during the second quarter of 1999. In the third quarter of 1999 Axsys reduced its first quarter special charge by $0.2 million, pre-tax, to reflect actual costs (see Note 8 of the Condensed Consolidated Financial Statements).

TAXES. Axsys' effective tax rate decreased to 39.1% in 2000 from an effective tax rate of 41.3% in 1999. The decrease in the effective rate is due to the higher amount of non-deductible amortization expense in 1999.

DISCONTINUED OPERATIONS. In March 2000, Axsys sold its Beau Interconnect division. Results of operations from the discontinued business have been reported separately from continuing operations in all periods presented. The sale of Beau resulted in a gain of $22.5 million, before a tax provision of $8.4 million. Axsys also recorded a discontinued operation charge of $0.5 million, before a tax benefit of $0.2 million, to increase its environmental reserves for the remediation of two former operating sites.

BACKLOG

A substantial portion of Axsys' business is of a build-to-order nature requiring various engineering, manufacturing, testing and other processes to be performed prior to shipment. As a result, Axsys generally has a significant backlog of orders to be shipped. The total backlog of orders increased by 10% or $4.4 million, to $47.1 million at March 31, 2000 from $42.7 million at December 31, 1999. The increase is primarily in the backlog from the defense and space markets. The increase in backlog from the defense market is primarily due to an order booked in the first quarter related to components used in the sighting and targeting systems for foreign military tanks for approximately $1.5 million. The increase in backlog in the space market is primarily due to an order booked in the first quarter related to a beryllium shaft and housing for commercial satellites of approximately $1.0 million. Axsys believes that a substantial portion of the backlog of orders at March 31, 2000 will be shipped over the next twelve months.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operations for the three months ended March 31, 2000 and 1999 was $4.1 million and $0.7 million, respectively. The increase in cash used in operations in 2000 was primarily due to reduced earnings. As a result of the sale of Beau Interconnect, it is anticipated that Axsys will be paying taxes of approximately $8.4 million on the pre-tax gain of $22.5 million. The Company's working capital was $41.1 million and $31.4 million on March 31, 2000 and December 31, 1999, respectively.

Net cash provided by (used in) investing activities for the three months ended March 31, 2000 and 1999 was $29.7 million and $(0.3) million, respectively. The cash provided by investing activities in 2000 was generated from the sale of Beau for cash consideration of $31.2 million, net of expenses, partially offset by capital expenditures of $1.5 million. In 1999, all capital expenditures were funded through capital lease obligations. Axsys is upgrading its voice, video and data communications infrastructure throughout the company and is committed to upgrades of approximately $0.6 million, which may be funded through capital lease obligations. Axsys had no other material commitments for capital expenditures as of March 31, 2000. Based on an evaluation of available lease terms and other factors, Axsys may continue to finance a portion of its capital expenditures through capital leases.

Net cash (used in) provided by financing activities for the three months ended March 31, 2000 and 1999 was $(4.4) million and $1.1 million, respectively. In conjunction with the sale of its Beau division, Axsys terminated its credit facility and paid down the outstanding balance of the credit facility in 2000.

Axsys funds its operations primarily from cash flow generated by operations and, to a lesser extent, through capital lease transactions. Axsys terminated its credit facility with the proceeds from the sale of Beau. Cash and cash equivalents are held in investment grade funds that mature in less than three months. Axsys believes that its current cash and cash equivalents balance and the cash generated from operations will be sufficient to finance future capital expenditures, working capital requirements, cash expenditures related to its restructuring, tax payments related to the sale of Beau Interconnect and the potential purchase of additional common stock for at least the next 12 months.

RESTRUCTURING

On February 11, 2000, Axsys announced a strategic realignment of its businesses. Specifically, Axsys adopted a plan to improve efficiency and enhance competitiveness under two new major groups to better serve its markets and customers. In conjunction with the strategic realignment, Axsys recorded a non-recurring charge to earnings in the first quarter of 2000 of $4.6 million, before taxes, including $1.4 million that was recorded as a restructuring charge, $2.5 million that was charged to cost of sales primarily relating to slow moving and potentially obsolete inventory, and $688 thousand that was charged to selling, general and administrative expenses. Included in the $1.4 million restructuring charge was $813 thousand of severance costs related to personnel reductions and $546 thousand of costs relating to the relocation of the Company's San Diego, California facility. Of the $813 thousand in severance costs, $172 thousand has been paid as of March 31, 2000, leaving accrued severance costs of $641 thousand at March 31, 2000. Approximately 50 employees have been terminated mostly in indirect labor and management positions. In addition, Axsys anticipates additional restructuring charges up to $750 thousand to be recorded in the next three quarters.

YEAR 2000 TRANSITION

     Through the date of this report, Axsys did not experience any difficulties with its computer systems as a result of the transition from 1999 to 2000. Year 2000 compliance issues had no significant impact on the financial condition of Axsys through March 31, 2000, nor are they expected to have any effect during the remainder of 2000. The cost of Year 2000 compliance remediation from continuing operations was approximately $1.1 million.

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


FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q provides certain forward-looking statements. The Company's business is subject to a variety of risks and uncertainties. As a result, actual future results and developments may be materially different from those expressed or implied in any forward-looking statement. Disclosure regarding factors affecting the Company's future results and developments is contained in the Company's public filings with the Securities and Exchange Commission, including the Company's annual report on Form 10-K for the fiscal year ended December 31, 1999.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risk sensitive instruments do not subject the Company to material risk exposures.

                           PART II. OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable during the quarter ended March 31, 2000.

ITEM 5. OTHER INFORMATION

    Not applicable during the quarter ended March 31, 2000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)  Exhibits:

          Exhibit 27 (1):     Financial Data Schedule (For SEC use only).
          Exhibit 27 (2):     Restated Financial Data Schedule (For SEC use
                               only).

b)  Reports on Form 8-K

      Not applicable.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated this 12th day of May, 2000.

Date: May 12, 2000                  AXSYS TECHNOLOGIES, INC.



                                    By: /s/ Stephen W. Bershad
                                        ----------------------
                                        Stephen W. Bershad
                                        Chairman of the Board and Chief
                                        Executive Officer

                                        /s/ Mark J. Bonney
                                        ------------------
                                        Mark J. Bonney
                                        President and Chief Operating Officer

                                        /s/ John E. Hanley
                                        ------------------
                                        John E. Hanley
                                        Vice President-Finance and Chief
                                          Financial Officer
                                        (Principal Financial Officer)