Form 10-Q
period 2000-06-30
AXSYS TECHNOLOGIES INC
filed 2000-08-14
CIK 206030

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[ X ]                 QUARTERLY REPORT PURSUANT TO SECTION 13
                      OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000 OR

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

3,988,245 SHARES OF COMMON STOCK, $.01 PAR VALUE, WERE OUTSTANDING AS OF AUGUST 3, 2000.

                            AXSYS TECHNOLOGIES, INC.
                                      INDEX

                                                                         PAGE

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

  Condensed Consolidated Balance Sheets -
   June 30, 2000 and December 31, 1999                                    3

  Condensed Consolidated Statements of Operations -
   Three Months Ended June 30, 2000 and 1999                              4

 Condensed Consolidated Statements of Operations -
   Six Months Ended June 30, 2000 and 1999                                5

  Condensed Consolidated Statements of Cash Flows -
   Six Months Ended June 30, 2000 and 1999                                6

  Notes to Condensed Consolidated Financial Statements                    7


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             12

Item 3.  Quantitative and Qualitative Disclosures about
         Market Risk                                                     16

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders             17

Item 5.  Exhibits and Reports on Form 8-K                                17

SIGNATURES                                                               17

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            AXSYS TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)

                                                                              (Unaudited)
                                                                                JUNE 30,        DECEMBER 31,
                                                                                  2000             1999
                                                                              ------------      ------------
                                                       ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ................................................     $ 16,910      $    385
  Accounts receivable - net ................................................       13,335        11,537
  Inventories - net ........................................................       24,287        25,866
  Net assets held for sale .................................................         --           7,227
  Other current assets .....................................................        3,101         2,994
                                                                                 --------      --------
    TOTAL CURRENT ASSETS ...................................................       57,633        48,009

PROPERTY, PLANT AND EQUIPMENT - net ........................................       12,709        11,949

EXCESS OF COST OVER NET ASSETS ACQUIRED - net ..............................        3,813         3,883

OTHER ASSETS ...............................................................          301           309
                                                                                      ---           ---
    TOTAL ASSETS ...........................................................     $ 74,456      $ 64,150
                                                                                 ========      ========

                                        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable .........................................................     $  6,256      $  6,207
  Accrued expenses and other liabilities ...................................        9,994         5,282
  Current portion of long-term debt and capital lease obligations ..........          930         5,125
                                                                                 --------      --------
    TOTAL CURRENT LIABILITIES ..............................................       17,180        16,614
LONG-TERM DEBT & CAPITAL LEASES, less current portion ......................        1,325         1,793
OTHER LONG-TERM LIABILITIES ................................................        2,242         2,042
SHAREHOLDERS' EQUITY:
  Common Stock, authorized 30,000,000 shares, issued 4,126,007 shares
    at June 30, 2000 and 4,122,767 at December 31, 1999 ....................           41            41
  Capital in Excess of Par .................................................       39,470        39,454
  Retained Earnings ........................................................       15,679         5,844
  Treasury Stock, at cost, 137,762 shares at June 30, 2000 and
    152,338 at December 31, 1999 ...........................................       (1,481)       (1,638)
                                                                                 --------      --------
    TOTAL SHAREHOLDERS' EQUITY .............................................       53,709        43,701
                                                                                 --------      --------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .............................     $ 74,456      $ 64,150
                                                                                 ========      ========


     See accompanying notes to condensed consolidated financial statements.

                            AXSYS TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            (Unaudited, dollars in thousands, except per share data)


                                                  THREE MONTHS ENDED JUNE 30,
                                                  ---------------------------
                                                     2000             1999
                                                 -----------      -----------

NET SALES ..................................     $    23,612      $    22,022

Cost of sales ..............................          18,208           15,947
Selling, general and administrative expenses           4,929            4,322
Research and development expenses ..........             924              933
Restructuring charge .......................             296             --
Amortization of intangible assets ..........              35              100
                                                 -----------      -----------
OPERATING (LOSS) INCOME ....................            (780)             720
Interest (income) expense, net .............            (234)             166
Other (income) expense .....................             (61)               1
                                                 -----------      -----------
(LOSS) INCOME FROM CONTINUING OPERATIONS
BEFORE TAXES ...............................            (485)             553
(Benefit) provision for income taxes .......            (190)             223
                                                 -----------      -----------
(LOSS) INCOME FROM CONTINUING OPERATIONS ...            (295)             330
DISCONTINUED OPERATIONS:
 Income from operations, net of taxes ......            --                743
NET (LOSS) INCOME ..........................     $      (295)     $     1,073
                                                 ===========      ===========
BASIC EARNINGS (LOSS) PER SHARE:
  (Loss) income from continuing operations .     $     (0.07)     $      0.08
  Discontinued operations ..................            --               0.18
                                                 -----------      -----------
TOTAL ......................................     $     (0.07)     $      0.26
                                                 ===========      ===========
Weighted average common shares outstanding .       3,984,247        4,103,854
                                                 ===========      ===========
DILUTED EARNINGS (LOSS) PER SHARE:
  (Loss) income from continuing operations .     $     (0.07)     $      0.08
  Discontinued operations ..................            --               0.18
                                                 -----------      -----------
TOTAL ......................................     $     (0.07)     $      0.26
                                                 -----------      -----------
Weighted average common shares
   outstanding .............................       3,984,247        4,116,773
                                                 ===========      ===========


     See accompanying notes to condensed consolidated financial statements.

                            AXSYS TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            (Unaudited, dollars in thousands, except per share data)

                                                      SIX MONTHS ENDED JUNE 30,
                                                      2000                1999
                                                  ----------      -----------

NET SALES ..................................     $    43,089      $    42,605

Cost of sales ..............................          36,904           31,283
Selling, general and administrative expenses          10,314            8,649
Research and development expenses ..........           1,694            1,905
Restructuring charge .......................           1,655             --
Amortization of intangible assets ..........              70              200
                                                  ----------      -----------
OPERATING (LOSS) INCOME ....................          (7,548)             568

Interest (income) expense, net .............            (129)             293
Special charge .............................            --              1,000
Other (income) expense .....................            (105)               2
                                                  ----------      -----------
LOSS FROM CONTINUING OPERATIONS BEFORE TAXES          (7,314)            (727)

Benefit for income taxes ...................          (2,860)            (305)
                                                  ----------      -----------
LOSS FROM CONTINUING OPERATIONS ............          (4,454)            (422)

DISCONTINUED OPERATIONS:
  Income from operations, net of taxes .....             513            1,159
  Gain on disposal, net of taxes ...........          13,776             --
                                                  ----------      -----------
NET INCOME .................................     $     9,835      $       737
                                                 ===========      ===========
BASIC EARNINGS (LOSS) PER SHARE:
  (Loss) from continuing operations ........     $     (1.12)     $     (0.10)
  Discontinued operations ..................            3.59             0.28
                                                  ----------      -----------
TOTAL ......................................     $      2.47      $      0.18
                                                 ===========      ===========
Weighted average common shares
  outstanding ..............................       3,980,090        4,105,051
                                                 ===========      ===========
DILUTED EARNINGS (LOSS) PER SHARE:
  Loss from continuing operations ..........     $     (1.12)     $     (0.10)
  Discontinued operations ..................            3.59             0.28
                                                  ----------      -----------
TOTAL ......................................     $      2.47             0.18
                                                 ===========      ===========
Weighted average common shares
  outstanding ..............................       3,980,090        4,105,051
                                                 ===========      ===========


     See accompanying notes to condensed consolidated financial statements.

                            AXSYS TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Unaudited, dollars in thousands)

                                                                   SIX MONTHS ENDED JUNE 30,
                                                                   -------------------------
                                                                      2000          1999
                                                                    --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ..................................................       9,835          737
  Adjustments to reconcile net income to cash used in operating activities:
  Gain on disposal of discontinued operations .................     (13,776)        --
  Deferred income taxes .......................................        --           (309)
  Depreciation and amortization ...............................       1,562        1,488
  Change in net assets of discontinued operations .............      (1,476)        (639)
  Increase in current assets, other than cash .................        (326)      (1,542)
  Decrease in current liabilities .............................      (3,342)        (314)
  Other-net ...................................................        (251)         (18)
                                                                    --------      --------
    NET CASH USED IN OPERATING ACTIVITIES .....................      (7,774)        (597)
                                                                    --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ........................................      (2,271)        (387)
  Net proceeds from sale of discontinued operations ...........      31,223         --
  Advance to third party ......................................        --           (468)
                                                                    --------      --------
    NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES .......      28,952         (855)
                                                                    --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from borrowings ................................        --          2,200
  Net repayment of borrowings .................................      (4,663)        (486)
  Purchases of Treasury Stock .................................        --           (251)
  Other .......................................................          10            8
                                                                    --------      --------
    NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES .......      (4,653)       1,471
                                                                    --------      --------
    NET INCREASE IN CASH ......................................      16,525           19
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..............         385           69
                                                                    --------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ....................      16,910           88
                                                                    ========      ========
Supplemental Cash Flow Information:
  Cash paid for:
    Interest ..................................................         (94)         232
    Income Tax ................................................       3,442          115
Non-Cash Investing and Financing Activities:
    Equipment acquired under capital leases ...................        --          1,226


     See accompanying notes to condensed consolidated financial statements.

                            AXSYS TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Axsys Technologies, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. Operating results for the six-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Certain reclassifications have been made to previously reported financial statements to conform to current classifications.

NOTE 2 - DISCONTINUED OPERATIONS

On March 17, 2000, the Company sold the net assets of its Beau Interconnect division ("Beau") for $31.2 million for cash, net of expenses, and recorded a gain of $22.5 million, before a tax provision of $8.4 million in the first quarter of 2000. Beau has been accounted for as a discontinued operation and the related net assets and operating results have been reported separately from continuing operations in all periods presented. Beau designs and manufactures interconnect devices, barrier terminal blocks and connectors. Income from discontinued operations was $846 thousand, before a tax provision of $333 thousand through the date of disposal on March 17,2000 and $1.5 million, before a tax provision of $305 thousand through June 1999. Revenues applicable to Beau during each period of the three months ended June 30, 2000 and 1999 were none and $5.3 million, respectively. Through the date of disposal on March 17, 2000 and year to date 1999, revenues were $4.2 million and $9.5 million, respectively. The net assets of Beau at December 31, 1999 have been included in current assets. Proceeds from the sale were utilized to pay off the Company's credit facility of $4.2 million at December 31, 1999 which liabilities have been included in current liabilities.

In the first quarter of 2000, the Company was advised by environmental consultants that the costs associated with the remediation of two previously discontinued operation sites were estimated to be higher than originally anticipated. The revised estimates to remediate these sites range from approximately $1.1 million to $1.3 million. Actual costs may be different than these estimates. Based on this information, the Company increased its reserve relating to these sites in the first quarter of 2000 to approximately $1.2 million by recording a discontinued operation charge of $500 thousand, before a tax benefit of $195 thousand.

NOTE 3 - INVENTORIES

Inventories have been determined generally by lower of cost (first-in, first-out or average) or market. Inventories consist of (in thousands):

                                 JUNE 30,        DECEMBER 31,
                                  2000              1999
                                --------         ------------
Raw materials ................. $  7,043         $  9,411
Work-in-process................    8,990            8,245
Finished goods.................   11,316           11,669
                                --------         --------
                                  27,349           29,325
Less reserves ................    (3,062)          (3,459)
                                --------         --------
                                $ 24,287         $ 25,866
                                ========         ========


                            AXSYS TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 - TREASURY STOCK

During July 1999, the Company's Board of Directors authorized an increase in the share repurchase program from an aggregate of 200,000 shares of common stock to an aggregate of 700,000 shares. The Company plans to use the repurchased shares for general corporate purposes, including the satisfaction of commitments under its employee benefit plans. As of June 30, 2000, the Company has repurchased 262,200 shares for an aggregate purchase price of $3.1 million.

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

As of June 30, 2000, the Company had no tax valuation allowance.

NOTE 6 - SEGMENT DATA

On February 11, 2000, the Company recently announced a strategic realignment whereby the Company's structure is organized by market segment in two new major groups. The strategic realignment has resulted in a change in the composition of its reportable segments and, accordingly, the Company has restated all periods reported. The Company classifies its businesses under two major groups, the Aerospace and Defense Group ("ADG") and Commercial Products Group ("CPG"). The ADG offers its capabilities in magnetics, precision optics, precision machining and subsystems integration to aerospace and defense original equipment manufacturers ("OEMs") enabling them to design systems that meet leading-edge performance requirements. The ADG designs, manufactures and sells high-end components such as precision sensors, high-performance motors, precision metal optics and airbearings. These products enable OEMs to improve measurement precision, positioning performance (accuracy, speed and power) and weight requirements in their systems. The CPG designs, manufactures and sells components, subsystems and systems to high-performance OEMs and end users serving the electronic capital equipment, data storage and digital imaging markets. These products enable OEMs to improve the accuracy, throughput and yield of their equipment and processes. The CPG also distributes precision ball bearings, acquired from various domestic and international sources, to OEMs and Maintenance and Repair Organization distributors supporting industrial and commercial markets.

As discussed in Note 2, the Company sold its Beau Interconnect division. The disposal of this business has been accounted for as a discontinued operation and, accordingly, its related operating results have been reported separately from continuing operations. The segment data that follows excludes its results.

                            AXSYS TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6 - SEGMENT DATA - CONT'D.

The following tables present financial data for each of the Company's segments (in thousands).

                                             THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                                             ------------------------------------------------------
                                                  2000          1999         2000          1999
                                               --------      --------      --------      --------
Net sales from continuing operations:
    ADG ..................................     $  9,345      $ 10,506      $ 15,363      $ 19,503
    CPG ..................................       14,267        11,516        27,726        23,102
                                               --------      --------      --------      --------
            Total Sales ..................       23,612        22,022        43,089        42,605
                                               ========      ========      ========      ========
(Loss) earnings from continuing operations
before amortization, interest and taxes:
    ADG ..................................         (450)        1,009        (4,940)        1,387
    CPG ..................................          905           591           940           968
Restructuring charge .....................         (296)         --          (1,656)         --
Non-allocated expenses ...................         (644)       (1,047)       (1,658)       (3,082)
                                               --------      --------      --------      --------
    (Loss) income  from continuing
       operations before taxes.......          $   (485)     $    553      $ (7,314)     $   (727)
                                               ========      ========      ========      ========

                                        JUNE 30,         DECEMBER 31,
                                         2000               1999
                                       ---------         ------------
Identifiable assets:
    ADG ....................           $ 25,157           $ 24,103
    CPG ....................             26,176             26,595
    Net assets held for sale               --                7,227
    Non-allocated assets ...             23,123              6,225
                                       --------           --------
          Total assets .....           $ 74,456           $ 64,150
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

NOTE 7 - OTHER INFORMATION (IN THOUSANDS)

                                                     JUNE 30,         DECEMBER 31,
                                                      2000                1999
                                                     --------         ------------
Allowance for doubtful accounts ..........           $    372         $        503
                                                     ========         ============
Accumulated depreciation and amortization
 Of property, plant and equipment ........           $ 10,322         $      9,793
                                                     ========         ============
Accumulated amortization of excess of cost
  Over net assets acquired ...............           $  1,104         $      1,034
                                                     ========         ============

                            AXSYS TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 - RESTRUCTURING CHARGE AND SPECIAL CHARGE

RESTRUCTURING CHARGE-

On February 11, 2000, Axsys announced a strategic realignment of its businesses. Specifically, Axsys adopted a plan to improve efficiency and enhance competitiveness under two new major groups to better serve its markets and customers. This plan anticipated a non-recurring charge of $5.5 million, pre-tax, a workforce reduction of 50 employees from various locations, relocation or consolidation of two of its facilities and the write down of potentially obsolete inventory.

Expenses included costs directly related to the Company's plan of reorganization, following specific Generally Accepted Accounting Principles
(GAAP) as to the appropriate recognition of costs associated with employee termination benefits and other exit costs.

Through June 30, 2000, Axsys recorded the following amounts in the income statement in connection with the restructuring plan:

                                                 Selling, General
                               Cost of Goods     & Administrative     Restructuring
                                        Sold              Expense           Expense          Total
                               -------------     ----------------     -------------       --------
Work force reductions          $     --          $      --            $         915       $    915
Facilities ..........                    260                  392               741          1,393
Inventory write-downs                  2,301            --                 --                2,301
Other costs .........                                         505          --                  505

Total ...............          $       2,561     $            897     $       1,656       $  5,114
                               =============     ================     =============       ========


During the first quarter 2000, the Company charged $2.5 million to cost of goods sold, $688 thousand to selling, general and administrative expenses and $1.4 million to restructuring costs. During the second quarter of 2000, the Company charged $43 thousand to cost of goods sold, $209 thousand to selling, general and administrative expenses and $296 thousand to restructuring costs.

As of June 30, 2000, Axsys had an accrued balance of $1.1 million for costs related to the strategic realignment included in current liabilities.

Other costs directly related to the reorganization of the Company which are not eligible for recognition at the commitment date, such as relocation and other integration costs, are expensed as incurred. For the three months ended and the year to date ended June 30, 2000, Axsys incurred $252 thousand and $655 thousand of these other costs. The Company estimates third quarter expenses of $400 thousand to complete the restructuring plan.

Total cash expended year to date June 30, 2000 was $1.8 million.

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

NOTE 9 - ENVIRONMENTAL CONCERNS

On June 9, 2000, the Company received notice from the United States District Court for the Northern District of Alabama that it is considered a potentially responsible third party at a site located in Alabama. While the Company does not own the site, Axsys, dba Speedring, Inc., may be obligated under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) for contributions towards response costs incurred as a result of alleged releases of hazardous substances at a waste treatment facility in Alabama.

The Company's policy is to accrue environmental cleanup related costs when those costs are believed to be probable and can be reasonably estimated. The quantification of environmental exposure requires an assessment of many factors, including the quality of information available for the specific site, the assessment stage of each investigation, preliminary findings and the length of time involved in remediation. Currently, it is not possible for the Company to estimate a meaningful range of exposure based on the limited amount of information received.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth certain financial data as a percentage of net sales for the six month period ended June 30, 2000 and 1999. On March 17, 2000 the Company sold its Beau Interconnect division. This divestiture has been accounted for as a discontinued operation. The results of the operations of Beau Interconnect and the gain from the disposal are reflected in discontinued operations.

                                                     THREE MONTHS ENDED JUNE 30, SIX MONTHS ENDED JUNE 30,
                                                     -----------------------------------------------------
                                                             2000       1999       2000         1999
                                                           --------   --------   --------     --------
Net sales:

    ADG .............................................        39.6%       47.7%       35.7%       45.8%
    CPG .............................................        60.4        52.3        64.3        54.2
                                                           --------   --------   --------     --------
            Total Company ...........................       100.0       100.0       100.0       100.0
                                                           --------   --------   --------     --------

Cost of sales .......................................        77.1        72.4        85.6        73.4
                                                           --------   --------   --------     --------

Gross profit ........................................        22.9        27.6        14.4        26.6
                                                           --------   --------   --------     --------
Operating expenses:
    Selling, general and administrative expenses ....        20.9        19.6        23.9        20.3
    Research and development expenses ...............         3.9         4.2         3.9         4.5
    Restructuring charge ............................         1.3          --         3.9          --
    Amortization of intangible assets ...............         0.1         0.5         0.2         0.5
                                                           --------   --------   --------     --------
                                                             26.2        24.3        31.9        25.3

Operating (loss) income .............................        (3.3)        3.3       (17.5)        1.3
    Interest income (expense), net ..................         1.0        (0.8)        0.3        (0.7)
    Special charge ..................................          --          --          --        (2.3)
    Other income ....................................         0.2          --         0.2          --
                                                           --------   --------   --------     --------

(Loss)/profit from continuing operations before taxes        (2.1)        2.5       (17.0)       (1.7)
  Benefit (expense) for income taxes ................         0.8        (1.0)        6.6         0.7
                                                           --------   --------   --------     --------
(Loss)/profit from continuing operations ............        (1.3)        1.5       (10.4)       (1.0)

Discontinued operations:
  Income from operations, net of taxes ..............      --             3.4         1.2         2.7
  Gain on disposal, net of taxes ....................      --          --            32.0      --
                                                           --------   --------   --------     --------
Net income (loss) ...................................        (1.3)%       4.9%       22.8%        1.7%
                                                           --------   --------   --------     --------
                                                           --------   --------   --------     --------

Gross profit (as a percentage of related net sales):
     ADG ............................................        11.2%       26.5%      (11.8)%      23.9%
     CPG ............................................        30.6        26.7        28.8        28.3


COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999

NET SALES. Net sales for the second quarter of 2000 were $23.6 million, an increase of 7 percent, or $1.6 million over sales of $22.0 million in the comparable quarter of 1999. Sales of the Company's Commercial Products Group
(CPG) were $14.3 million compared to sales of $11.5 million in 1999. The $2.8 million, or 24 percent increase was due to improved business conditions in the market for precision ball bearings sold to industrial automation markets as well as stronger orders for scanners sold to the digital imaging market. Sales for positioning solutions in the electronics capital equipment market increased over prior year levels while data storage markets remained weak compared to last year.

Sales of the Aerospace & Defense Group (ADG) were $9.3 million compared to $10.5 million in 1999. The $1.2 million, or 11 percent decrease in sales versus last year was principally due to the weaker backlog of orders entering this year. Sales in the second quarter of 1999 also included one-time sales to replenish customer inventory for motion control products on a major defense program. Sales in the second quarter of 2000 were 55 percent ahead of first quarter 2000 sales resulting from the shipment of two major programs that were completed during the quarter.

GROSS PROFIT. Axsys' gross profit in the second quarter of 2000 was $5.4 million compared to $6.1 million in the comparable quarter last year. As a percent of sales, gross margin was 22.9 percent in the second quarter of 2000, compared to
27.6 percent last year. The primary factors leading to lower margins in 2000 were lower ADG shipments that resulted in underabsorbed overhead as well as cost overruns on long-term programs which were recognized in the quarter. CPG's margin percentages were lower due to a combination of factors, including product mix which favored higher sales of the Company's precision bearings distribution business (sales up 18 percent from last year) that carry lower than average margins and due to costs associated with the startup of a new digital imaging business unit in Connecticut.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses in the second quarter of 2000 rose to $4.9 million from $4.3 million in 1999. Sales and marketing expenses for commercial products increased in 2000 over 1999 levels as the Company invested in resources to capture future growth opportunities. Administrative costs for legal services, partially in connection with the strategic realignment, increased over prior year levels. In addition, over $200 thousand of this increase was related to the strategic realignment of the business that was substantially completed at the end of the second quarter. These costs include certain relocation and integration costs that are expensed as incurred. Management projects additional SG&A costs of approximately $400 thousand in the third quarter as the plan is completed.

RESEARCH AND DEVELOPMENT EXPENSES. R&D expenses in 2000 were $924 thousand, compared to $933 thousand in the second quarter of 1999. As the majority of the Company's products are sold to original equipment manufacturers (OEM), most of the development costs for new products and components are included in Cost of sales as the design and development of these products begins once an order is received from the OEM customer.

RESTRUCTURING EXPENSES. During the first quarter of 2000, Axsys announced a strategic realignment of its businesses. A plan to improve efficiency and enhance competitiveness under two new major groups was adopted to better serve Axsys' customers and markets. As discussed in Note 8 to the Condensed Consolidated Financial Statements, $296 thousand of expenses related to the strategic realignment were charged to expense in the quarter.

INTEREST EXPENSE, NET. Net interest income amounted to $234 thousand in 2000 compared to net interest expense of $166 thousand in 1999. During 2000, as a result of the divestment of Beau, Axsys has recorded income on it cash and investments. In 1999, the Company paid interest on outstanding borrowings to fund operations.

TAXES. Axsys' effective tax rate was 39.1 percent compared to 40.3 percent in 1999. The decrease in the effective rate is caused in part by the lower amount of non-deductible amortization expense in 2000 versus 1999.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999

NET SALES. Net sales were $43.1 million in the six month period ended June 30, 2000, compared to $42.6 million for the same period in 1999, an increase of $0.5 million, or 1 percent. CPG sales were $27.7 million, an increase of $4.6 million, or 20 percent higher than sales of $23.1 million in 1999. Sales of precision ball bearings and digital imaging scanners were higher in 2000 than last year. General economic strength has contributed to increased volume for precision bearings sold to industrial automation applications, including electronics capital equipment. In the digital imaging market, Axsys has increased its market share for scanning products during the first six months of this year. ADG sales were $15.4 million in the first six months of 2000, compared to sales of $19.5 million last year, a decrease of $4.1 million or 21 percent. The decrease in ADG sales was due to a lower backlog of orders entering 2000 coupled with product returns related to products shipped more than one year ago. The Company has taken aggressive steps to improve processes and overall quality by making these processes the main focal point of lean manufacturing programs.

GROSS PROFIT. Axsys' gross profit was $6.2 million for the six month period ended June 30, 2000, compared to $11.3 million for the same period last year, a decrease of $5.1 million. The decrease is primarily due to two factors: non-recurring charges of $2.5 million related to slow moving and potentially obsolete inventory recorded in the first quarter and lower sales of ADG products including substantial product returns, most of which also occurred in the first quarter of 2000. The decline in ADG sales volume was caused by lower orders in 1999 that translated into lower shipments in the following year. CPG's margin percentages were lower due to higher sales of the Company's precision bearings distribution business that carry lower than average margins, and due to costs associated with the startup of a new digital imaging business unit in Connecticut. Year to date gross profit was 14.4 percent of sales compared to
26.6 percent last year. Removing the effects of $2.5 million of one-time charges, gross profit was 20.3 percent of sales in the first six months of 2000. Gross profit margins rose to 23.1 percent in the second quarter of 2000 from
16.8 percent in the first quarter, excluding one-time charges.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses were $10.3 million for the six month period ended June 30, 2000, increasing $1.7 million from the comparable period last year. $897 thousand of the increase is directly attributable to the strategic realignment and the one-time costs to implement this program. Selling expenses have increased in 2000 over last years levels, focused on CDG programs. Administrative salaries, legal expenses, and travel costs also rose versus last year.

RESEARCH AND DEVELOPMENT EXPENSES. R&D expenses were $1.7 million in 2000, compared to $1.9 million in 1999. The decrease is due to a higher allocation of development engineering resources in 2000 to production programs (charged to cost of sales) versus R&D projects.

RESTRUCTURING EXPENSES. Cost categorized as Restructuring expenses were $1.7 million in the six month period ended June 30, 2000 including severance costs, and cost to close or relocate certain facilities. These costs are discussed in more detail in Note 8 to the Condensed Consolidated Financial Statements.

INTEREST EXPENSE, NET. Net interest income amounted to $129 thousand compared to net interest expense of $293 thousand in 1999. The primary cause was the proceeds from the divestment of Beau in March 2000, which were sufficient to repay outstanding bank debt and invest excess cash in short term liquid investments.

TAXES. Axsys' effective tax rate was 39.1 percent compared to 42.0 percent in 1999. The decrease in the effective rate is caused in part by lower levels of non-deductible amortization expense in 2000 versus 1999.

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

BACKLOG

A substantial portion of Axsys' business is of a build-to-order nature requiring various engineering, manufacturing, testing and other processes to be performed prior to shipment. As a result, Axsys generally has a significant backlog of orders to be shipped. The total backlog of orders increased by 23% or $10.0 million, to $52.7 million at June 30, 2000 from $42.7 million at December 31, 1999. The increase is primarily in the backlog from the defense and space markets although all segments reported increases. Significant new orders for precision-machined components have been recorded this year.

LIQUIDITY AND CAPITAL RESOURCES

Axsys funds its operations primarily from cash flow generated by operations and cash on hand as a result of the divestment of Beau in the first quarter of 2000. Prior to the Beau divestment, the Company also relied on bank credit facilities and capital lease transactions as sources of funds.

For the six months ended June 30, 2000 and 1999 net cash used in operating activities was $7.8 million and $0.6 million, respectively. The decrease in cash in 2000 was caused by lower earnings from continuing operations, including the effects of the one-time restructuring charges recorded and paid to date. Working capital changes included an increase in receivables reflecting increased billings on defense programs, lower inventories, and increased current liabilities for taxes payable on the Beau gain. In 1999, negative cash flow from operating activities was caused by increases in working capital balances, mostly inventories, offset by modest earnings in the first six months of the year.

Net cash provided by (used in) investing activities for the six months ended June 30, 2000 and 1999 was $29.0 million and ($0.9 million), respectively. Cash generated from the sale of Beau was $29.7 million in the first quarter of 2000, with additional cash received in the second quarter of $0.7 million for post-closing purchase price adjustments. Capital expenditures were $2.3 million for the first six months of 2000. During 1999, cash flow used in investing activities included capital expenditures of $0.4 million and advances of $0.5 million to Westlake Technology Corporation in exchange for exclusive rights to market and sell Westlake's electronic and electromechanical test equipment.

Cash flows from financing activities included net cash used by financing activities in 2000 of $4.7 million, compared to net cash provided by financing activities of $1.5 million in 1999. In 2000, Axsys repaid the outstanding balance of its bank credit facilities out of proceeds from the Beau sale, accounting for most of the $4.7 net cash usage. Financing activities in 1999 include net borrowings of $1.7 million from bank credit facilities that were used to fund working capital requirements and purchases of Treasury Stock.

The Company believes that cash on hand and cash generated from operating activities will be sufficient to support its ongoing programs, working capital needs and capital expenditures for the foreseeable future. Significant potential investment activities for matters such as acquisitions could be funded by cash on hand, external credit facilities and issuance of Axsys common stock, or combinations of these sources.

RESTRUCTURING

On February 11, 2000, Axsys announced a strategic realignment of its businesses. Specifically, Axsys adopted a plan to improve efficiency and enhance competitiveness under two new major groups to better serve its markets and customers. In conjunction with the strategic realignment, Axsys recorded a non-recurring charge to earnings as of June 30, 2000 of $5.1 million, before taxes, including $1.7 million that was recorded as a restructuring charge, $2.5 million that was charged to cost of sales primarily relating to slow moving and potentially obsolete inventory, and $897 thousand that was charged to selling, general and administrative expenses. Included in the $1.7 million restructuring charge was $915 thousand of severance costs related to personnel reductions and $546 thousand of costs relating to the relocation of the Company's San Diego, California facility. Of the $915 thousand in severance costs, $277 thousand has been paid as of June 30, 2000, leaving accrued severance costs of $638 thousand at June 30, 2000. Approximately 50 employees have been terminated mostly in indirect labor and management positions. In addition, Axsys anticipates additional restructuring charges up to $400 thousand to be recorded in the next two quarters.

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

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q provides certain forward-looking statements. The Company's business is subject to a variety of risks and uncertainties, including the effect of order backlog on operations, the impact of competition in the aerospace and defense industry, the effects of legal proceedings and regulatory matters on our business, and the impact of general economic conditions, as well as other factors discussed in filings that Axsys makes with the Securities and Exchange Commission. As a result, actual future results and developments may be materially different from those expressed or implied in any forward-looking statement. Disclosure regarding factors affecting the Company's future results and developments is contained in the Company's public filings with the Securities and Exchange Commission, including the Company's annual report on Form 10-K for the fiscal year ended December 31, 1999.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risk sensitive instruments do not subject the Company to material risk exposures.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of stockholders of the Company was held on May 22, 2000. The following matters were submitted to a vote of security holders. The results of the voting were as follows:

(1)      Election of Directors
         All four directors of the Company were elected by the stockholders.

                                                 Votes             Votes
                                                  for             Withheld
                                               ---------          --------
     Stephen W. Bershad ...............        3,123,294          235,054
     Anthony J. Fiorelli, Jr...........        3,122,954          235,394
     Eliot M. Fried ...................        3,123,109          235,239
     Richard V. Howitt ................        3,123,309          235,039


(2) Approve certain amendments to the Company's Amended and Restated Long-Term Stock Incentive Plan (the "Plan"). The stockholders were asked to approve amendments to the Plan, (a) to increase the number of shares reserved for issuance thereunder by 200,000 and (b) to extend the term of the Plan by eight years to August 31, 2009. The stockholders approved this matter with 2,360,974 votes cast for, 368,676 votes opposed, and 4,273 votes abstained.

(3)      Appointment of Independent Auditors
         The stockholders were asked to ratify the appointment of Arthur Andersen LLP as independent auditors for the Company for 1999. The stockholders approved this matter with 3,356,158 votes cast for, 1,385 votes opposed, and 804 votes abstained.

ITEM 5. EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits:

         Exhibit 27 (1):     Financial Data Schedule (For SEC use only).
         Exhibit 27 (2):     Restated Financial Data Schedule (For SEC use
                             only).

b)       Reports on Form 8-K

         Not applicable.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated this 11th day of August, 2000.

Date: August 11, 2000                  AXSYS TECHNOLOGIES, INC.


                                       By: /s/ STEPHEN W. BERSHAD
                                           -------------------------------
                                           Stephen W. Bershad
                                           Chairman of the Board and Chief
                                           Executive Officer


                                           /s/ MARK J. BONNEY
                                           -------------------------------
                                           Mark J. Bonney
                                           President and Chief Operating Officer


                                           /s/ JOHN E. HANLEY
                                           -------------------------------
                                           John E. Hanley

                                           Vice President-Finance and Chief
                                           Financial Officer (Principal
                                           Financial Officer)