Form 10-Q
period 2000-09-30
AXSYS TECHNOLOGIES INC
filed 2000-11-13
CIK 206030

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              -------------------

                                    FORM 10-Q


(MARK ONE)
[ X ]                  QUARTERLY REPORT PURSUANT TO SECTION 13
                  OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000 OR

[   ]                  TRANSITION REPORT PURSUANT TO SECTION
                 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________________ TO _______________________

                         COMMISSION FILE NUMBER 0-16182

                              -------------------

                            AXSYS TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)


             DELAWARE                                    11-1962029
    (State or other jurisdiction                      (I.R.S. Employer
   of incorporation or organization)                Identification Number)

   175 CAPITAL BOULEVARD, SUITE 103                          06067
       ROCKY HILL, CONNECTICUT                            (Zip Code)
(Address of principal executive offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (860) 257-0200

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

4,660,206 SHARES OF COMMON STOCK, $.01 PAR VALUE, WERE OUTSTANDING AS OF NOVEMBER 6, 2000.

                            AXSYS TECHNOLOGIES, INC.
                                      INDEX

                                                                       PAGE



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

  Condensed Consolidated Balance Sheets -
   September 30, 2000 and December 31, 1999                             3

  Condensed Consolidated Statements of Operations -
   Three Months Ended September 30, 2000 and 1999                       4

  Condensed Consolidated Statements of Operations -
   Nine Months Ended September 30, 2000 and 1999                        5

  Condensed Consolidated Statements of Cash Flows -
   Nine Months Ended September 30, 2000 and 1999                        6

  Notes to Condensed Consolidated Financial Statements                  7


Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                       12

Item 3.  Quantitative and Qualitative Disclosures about
             Market Risk                                               15

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                              16


SIGNATURES                                                             16

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            AXSYS TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)


                                                                                (Unaudited)
                                                                               SEPTEMBER 30,   DECEMBER 31,
                                                                                    2000          1999
                                                                               -------------   ------------

                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                      $ 14,105      $    385
  Accounts receivable - net                                                        14,195        11,537
  Inventories - net                                                                24,399        25,866
  Net assets held for sale                                                           --           7,227
  Other current assets                                                              3,099         2,994
                                                                                 --------      --------

    TOTAL CURRENT ASSETS                                                           55,798        48,009

PROPERTY, PLANT AND EQUIPMENT - net                                                12,325        11,949

EXCESS OF COST OVER NET ASSETS ACQUIRED - net                                       3,778         3,883

OTHER ASSETS                                                                          294           309
                                                                                 --------      --------

    TOTAL ASSETS                                                                 $ 72,195      $ 64,150
                                                                                 ========      ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                               $  6,094      $  6,207
  Accrued expenses and other liabilities                                            7,820         5,282
  Current portion of long-term debt and capital lease obligations                     749         5,125
                                                                                 --------      --------

    TOTAL CURRENT LIABILITIES                                                      14,663        16,614


LONG-TERM DEBT & CAPITAL LEASES, less current portion                               1,266         1,793


OTHER LONG-TERM LIABILITIES                                                         2,458         2,042


SHAREHOLDERS' EQUITY:
  Common Stock, authorized 30,000,000 shares, issued 4,126,007 shares
   at September 30, 2000 and 4,122,767 at December 31, 1999                            41            41

  Capital in Excess of Par                                                         39,502        39,454
  Retained Earnings                                                                15,708         5,844

  Treasury Stock, at cost, 134,268 shares at September 30, 2000 and
    152,338 at December 31, 1999                                                   (1,443)       (1,638)
                                                                                 --------      --------
    TOTAL SHAREHOLDERS' EQUITY                                                     53,808        43,701
                                                                                 --------      --------

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $ 72,195      $ 64,150
                                                                                 ========      ========



     See accompanying notes to condensed consolidated financial statements.

                            AXSYS TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            (Unaudited, dollars in thousands, except per share data)


                                                             THREE MONTHS ENDED SEPTEMBER 30,
                                                       --------------------------------------
                                                                2000               1999
                                                       ------------------   -----------------

NET SALES                                                  $    23,606      $    21,877

Cost of sales                                                   17,654           16,456
Selling, general and administrative expenses                     5,357            4,289
Research and development expenses                                  747              744
Amortization of intangible assets                                   35              100
                                                           -----------      -----------
OPERATING (LOSS) INCOME                                           (187)             288

Interest (income) expense, net                                    (175)              51

Adjustment to special charge                                       --              (216)
Other (income) expense                                             (60)               1
                                                           -----------      -----------

INCOME FROM CONTINUING OPERATIONS                                   48              452
BEFORE TAXES

Provision for income taxes                                          19              186
                                                           -----------      -----------

INCOME FROM CONTINUING OPERATIONS                                   29              266

DISCONTINUED OPERATIONS:
 Income from operations, net of taxes                             --              1,015
                                                           -----------      -----------
NET INCOME                                                 $        29      $     1,281
                                                           ===========      ===========

BASIC EARNINGS PER SHARE:
  Income from continuing operations                        $      0.01      $      0.07
  Discontinued operations                                         --               0.25
                                                           -----------      -----------
TOTAL                                                      $      0.01      $      0.32
                                                           ===========      ===========

Weighted average basic common shares outstanding (1)         3,996,246        4,010,820
                                                           ===========      ===========

DILUTED EARNINGS PER SHARE:
  Income from continuing operations                        $      0.01      $      0.07
  Discontinued operations                                         --               0.25
                                                           -----------      -----------
TOTAL                                                      $      0.01      $      0.32
                                                           ===========      ===========

Weighted average diluted common shares outstanding (1)       4,101,554        4,022,713
                                                           ===========      ===========


(1) The difference between weighted average basic and diluted shares outstanding is attributed to the conversion of common stock equivalents (stock options).

     See accompanying notes to condensed consolidated financial statements.

                            AXSYS TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            (Unaudited, dollars in thousands, except per share data)



                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                      --------------------------------------
                                                                 2000             1999
                                                      ------------------    ----------------


NET SALES                                                  $    66,695      $    64,482

Cost of sales                                                   54,558           47,739
Selling, general and administrative expenses                    15,671           12,938
Research and development expenses                                2,441            2,649
Restructuring charge                                             1,655             --
Amortization of intangible assets                                  105              300
                                                           -----------      -----------

OPERATING (LOSS) INCOME                                         (7,735)             856
Interest (income) expense, net                                    (304)             344
Special charge                                                      --              784
Other (income) expense                                            (165)               3
                                                           -----------      -----------

LOSS FROM CONTINUING OPERATIONS BEFORE TAXES                    (7,266)            (275)

Benefit for income taxes                                        (2,841)            (119)
                                                           -----------      -----------

LOSS FROM CONTINUING OPERATIONS                                 (4,425)            (156)

DISCONTINUED OPERATIONS:
  Income from operations, net of taxes                             513            2,174
  Gain on disposal, net of taxes                                13,776             --
                                                           -----------      -----------

NET INCOME                                                 $     9,864      $     2,018
                                                           ===========      ===========

BAS0IC EARNINGS (LOSS) PER SHARE:
  (Loss)  from continuing operations                       $     (1.11)     $     (0.04)
  Discontinued operations                                         3.59             0.53
                                                           -----------      -----------
TOTAL                                                      $      2.48             0.49
                                                           ===========      ===========

Weighted average basic common shares outstanding (1)         3,985,475        4,073,640
                                                           ===========      ===========

DILUTED EARNINGS (LOSS) PER SHARE:
  Loss from continuing operations                          $     (1.11)           (0.04)
  Discontinued operations                                         3.59             0.53
                                                           -----------      -----------
TOTAL                                                      $      2.48      $      0.49
                                                           ===========      ===========

Weighted average diluted common shares outstanding (1)       3,985,475        4,073,640
                                                           ===========      ===========

(1) As per generally accepted accounting principles, the computation of the net loss per share is based on the weighted average basic shares outstanding when there is an operating loss from continuing operations.

     See accompanying notes to condensed consolidated financial statements.

                            AXSYS TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Unaudited, dollars in thousands)

                                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                                                ---------------------------------------
                                                                                     2000                   1999
                                                                                -------------------  ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                     $  9,864             $  2,018
  Adjustments to reconcile net income to cash used in operating activities:
  Gain on disposal of discontinued operations                                     (13,776)                 --
  Deferred income taxes                                                               --                  (876)
  Depreciation and amortization                                                     2,320                2,226
  Change in net assets of discontinued operations                                  (1,476)                (668)
  (Increase)/decrease in current assets, other than cash                           (1,296)                 823
  Decrease in current liabilities                                                  (5,860)              (1,569)
  Other-net                                                                           145                 (188)
                                                                                ---------             --------
    NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                           (10,079)               1,766
                                                                                ---------             --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                            (2,610)                 (765)
  Net proceeds from sale of discontinued operations                               31,223                   975
  Advance to third party                                                             --                   (608)
                                                                                ---------             --------
    NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                           28,613                  (398)
                                                                                ---------             --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from borrowings                                                       --                    775
  Net repayment of borrowings                                                     (4,903)                 (728)
  Purchases of Treasury Stock                                                        --                 (1,434)
  Other                                                                               89                    15
                                                                                ---------             --------
    NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                           (4,814)               (1,372)
                                                                                ---------             --------

    NET INCREASE (DECREASE) IN CASH                                               13,720                    (4)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     385                    69
                                                                                ---------             --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $ 14,105              $     65
                                                                                =========             ========

Supplemental Cash Flow Information:
  Cash paid for:
    Interest Income (Expense)                                                   $   (322)             $    478
    Income Tax                                                                     4,884                   510

Non-Cash Investing and Financing Activities:
    Equipment acquired under capital leases                                     $     --              $  1,422





     See accompanying notes to condensed consolidated financial statements

                            AXSYS TECHNOLOGIES, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Axsys Technologies, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. Operating results for the nine-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Certain reclassifications have been made to previously reported financial statements to conform to current classifications.

NOTE 2 - DISCONTINUED OPERATIONS

On March 17, 2000, the Company sold the net assets of its Beau Interconnect division ("Beau") for $31.2 million in cash, net of expenses, and recorded a gain of $22.5 million, before a tax provision of $8.4 million in the first quarter of 2000. Beau has been accounted for as a discontinued operation and the related net assets and operating results have been reported separately from continuing operations in all periods presented. Beau designs and manufactures interconnect devices, barrier terminal blocks and connectors. Income from discontinued operations was $846 thousand, before a tax provision of $333 thousand through the date of disposal on March 17, 2000 and $2.5 million, before a tax provision of $312 thousand through September 1999. Revenues applicable to Beau during each period of the three months ended September 30, 2000 and 1999 were none and $5.0 million, respectively. Through the date of disposal on March 17, 2000 and year to date 1999, revenues were $4.2 million and $14.5 million, respectively. The net assets of Beau at December 31, 1999 have been included in current assets. Proceeds from the sale were utilized to pay off the Company's credit facility of $4.2 million at December 31, 1999 which liabilities were included in current liabilities.

In the first quarter of 2000, environmental consultants advised the Company that the costs associated with the remediation of two previously discontinued operation sites were estimated to be higher than originally anticipated. The revised estimates to remediate these sites range from approximately $1.1 million to $1.3 million. Actual costs may be different than these estimates. Based on this information, the Company increased its reserve relating to these sites in the first quarter of 2000 to approximately $1.2 million by recording a discontinued operation charge of $500 thousand, before a tax benefit of $195 thousand.

NOTE 3 - INVENTORIES

Inventories have been determined generally by lower of cost (first-in, first-out or average) or market. Inventories consist of (in thousands):

                                         SEPTEMBER 30,           DECEMBER 31,
                                            2000                   1999
                                      -----------------        ----------------
Raw materials                          $     7,981             $   9,411
Work-in-process                              8,863                 8,245
Finished goods                              10,952                11,669
                                      -----------------        ----------------
                                            27,796                29,325
Less reserves                               (3,397)               (3,459)
                                      -----------------        ----------------
                                      $     24,399             $  25,866
                                      =================        ================

NOTE 4 - TREASURY STOCK

During July 1999, the Company's Board of Directors authorized an increase in the share repurchase program from an aggregate of 200,000 shares of common stock to an aggregate of 700,000 shares. The Company is using the repurchased shares for general corporate purposes, including the satisfaction of commitments under its employee benefit plans. As of September 30, 2000, the Company has repurchased 262,200 shares for an aggregate purchase price of $3.1 million.

NOTE 5 - INCOME TAXES

The Company has determined, based upon the level of its current taxable income, it is more likely than not that it will realize the benefit of its deferred tax assets, which previously had been fully reserved with a valuation allowance. Consequently, during the first quarter of 2000, the Company reversed $728 thousand of its valuation allowance related to net deferred tax assets of its discontinued operations with the corresponding tax benefit included in the results of discontinued operations.

As of September 30, 2000, the Company had no tax valuation allowance.

NOTE 6 - SEGMENT DATA

The Company announced a strategic realignment in February 2000 whereby the Company's structure is organized by market segment in two new major groups. The strategic realignment has resulted in a change in the composition of its reportable segments and, accordingly, the Company has restated all periods reported. The Company classifies its businesses under two major groups, the Aerospace and Defense Group ("ADG") and Commercial Products Group ("CPG"). The ADG offers its capabilities in magnetics, precision optics, precision machining and subsystems integration to aerospace and defense original equipment manufacturers ("OEMs") enabling them to design systems that meet leading-edge performance requirements. The ADG designs, manufactures and sells high-end components such as precision sensors, high-performance motors, precision metal optics and airbearings. These products enable OEMs to improve measurement precision, positioning performance (accuracy, speed and power) and weight requirements in their systems. The CPG designs, manufactures and sells components, subsystems and systems to high-performance OEMs and end users serving the electronic capital equipment, data storage and digital imaging markets. These products enable OEMs to improve the accuracy, throughput and yield of their equipment and processes. The CPG also distributes precision ball bearings, acquired from various domestic and international sources, to OEMs and Maintenance and Repair Organization distributors supporting industrial and commercial markets.

As discussed in Note 2, the Company sold its Beau Interconnect division. The disposal of this business has been accounted for as a discontinued operation and, accordingly, its related operating results have been reported separately from continuing operations. The segment data below excludes its results.

The following tables present financial data for each of the Company's segments (in thousands).



                                                    THREE MONTHS ENDED SEPTEMBER 30,       NINE MONTHS ENDED SEPTEMBER  30,
                                                      2000               1999                  2000             1999
                                                  -------------      -------------         -------------     ------------

Net sales from continuing operations:
    ADG                                                $ 9,095          $  10,568             $  24,458         $  29,565
    CPG                                                 14,511             11,309                42,237            34,917
                                                  -------------      -------------         -------------     -------------
            Total sales                                 23,606             21,877                66,695            64,482
                                                  =============      =============         =============     =============

Earnings (loss) from continuing operations
before amortization, interest and taxes:
    ADG                                                    400                976                (4,540)            2,363
    CPG                                                  1,301                211                 2,241             1,179

Restructuring charge                                        --                 --                (1,655)               --
Non-allocated expenses                                  (1,653)              (735)               (3,312)           (3,817)
                                                 --------------     --------------        -------------     --------------
           Income (loss) from
             continuing operations
               before taxes                              $  48           $    452          $     (7,266)        $    (275)
                                                  =============      =============         =============     ==============


                                                SEPTEMBER 30,    DECEMBER 31,
                                                     2000             1999
                                               -------------   --------------
Identifiable assets:
    ADG                                            $ 23,865          $  24,103
    CPG                                              27,936             26,595
    Net assets held for sale                              -              7,227
    Non-allocated assets                             20,394              6,225
                                               -------------     --------------
          Total assets                             $ 72,195          $  64,150
                                               =============     ==============

Included in non-allocated expenses are the following: general corporate expense, interest expense, amortization of goodwill, special charges and other income and expense. Identifiable assets by segment consist of those assets that are used in the segments' operations. Non-allocated assets are comprised primarily of cash and cash equivalents, goodwill and net deferred tax assets.

NOTE 7 - OTHER INFORMATION (IN THOUSANDS)

                                                 SEPTEMBER 30,      DECEMBER 31,
                                                     2000                1999
                                                  --------------   ------------

Allowance for doubtful accounts                        $    391       $    503
                                                  ==============   ===========

Accumulated depreciation and amortization
 Of property, plant and equipment                     $  11,028       $   9,793
                                                  ==============   ============

Accumulated amortization of excess of cost
  Over net assets acquired                            $   1,139       $   1,034
                                                  ==============   ============

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

Through September 30, 2000, Axsys recorded the following amounts in the income statement in connection with the restructuring plan:


                                                   Selling, General
                               Cost of Goods       & Administrative        Restructuring
                                        Sold                Expense              Expense              Total
                            -----------------    -------------------  -------------------  ----------------

Work force reductions                  $   -                   $  -                $ 915               $ 915
Facilities                               260                    392                  740               1,392
Inventory write-downs                  2,301                      -                    -               2,301
Other costs                                                     786                    -                 786
                            =================    ===================  ===================  ==================
Total                                 $2,561                $ 1,178              $ 1,655             $ 5,394
                            =================    ===================  ===================  ==================

During the third quarter 2000, the Company charged $281 thousand to selling, general and administrative expenses.

As of September 30, 2000, Axsys has an accrued balance of $882 thousand for costs related to the strategic realignment included in current liabilities.

Other costs directly related to the reorganization of the Company which are not eligible for recognition at the commitment date, such as relocation and other integration costs, are expensed as incurred. For the three months ended and the year to date ended September 30, 2000, Axsys incurred $281 thousand and $937 thousand of these other costs. The Company does not anticipate any further charges.

Total cash expended year to date through September 30, 2000 was $2.4 million.


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

                            AXSYS TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


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

NOTE 10 - SUBSEQUENT EVENT

On October 3, 2000, the Company signed a definitive agreement with Automation Engineering, Inc. ("AEI") of Woburn, Massachusetts, a supplier of automation tools and controls to the fiber optic components market. The acquisition of AEI for 666,667 shares of Axsys Technologies common stock was completed on October 18, 2000 and will be accounted for as a pooling of interests. AEI's revenues year to date through September 30, 2000 were approximately $1.4 million and pretax income for the same period was approximately $200 thousand, excluding acquisition costs and related expenses.

As of September 29, 2000, the Company acquired the assets of Westlake Technologies Corporation ("WTC") of Newbury Park, California, a leading supplier of high-speed electronics used to test magnetic disk drive head gimbal assemblies and head stack assemblies, pursuant to the terms and conditions of an Agreement of Merger and Debt Settlement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth certain financial data as a percentage of net sales for the nine month period ended September 30, 2000 and 1999. On March 17, 2000 the Company sold its Beau Interconnect division. This divestiture has been accounted for as a discontinued operation. The results of the operations of Beau Interconnect and the gain from the disposal are reflected in discontinued operations.


                                                        THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                                          2000             1999             2000             1999
                                                        -----------      ------------     ------------     ------------
Net sales:
    ADG                                                       38.5%             48.3%            36.7%            45.9%
    CPG                                                       61.5              51.7             63.3             54.1
                                                        -----------      ------------     ------------     ------------
            Total Company                                    100.0             100.0            100.0            100.0
                                                        -----------      ------------     ------------     ------------

Cost of sales                                                 74.8              75.2             81.8             74.0
                                                        -----------      ------------
                                                                                          ------------     ------------

Gross profit                                                  25.2              24.8             18.2             26.0
                                                        -----------      ------------     ------------     ------------
Operating expenses:
    Selling, general and administrative expenses              22.7              19.6             23.5             20.1
    Research and development expenses                          3.2               3.4              3.7              4.1
    Restructuring charge                                        --                --              2.5               --
    Amortization of intangible assets                          0.1               0.5              0.2              0.5
                                                        -----------      ------------     ------------     ------------
                                                              26.0              23.5             29.9             24.7
                                                        -----------      ------------     ------------     ------------

Operating (loss) income                                       (0.8)              1.3            (11.7)             1.3

    Interest (income), net                                    (0.7)              0.2             (0.5)             0.5
    Adjustment to special charge                               --               (1.0)             --               1.2
    Other income                                              (0.3)               --             (0.2)              --
                                                       ------------     ------------     -------------    ------------

Profit/(loss) from continuing operations before taxes          0.2              2.1           (11.0)              (0.4)
 (Provision)/benefit for income taxes                         (0.1)            (0.9)            4.3                0.2
                                                       ------------     ------------     -------------    -------------
Profit/(loss) from continuing operations                       0.1              1.2              (6.7)            (0.2)

Discontinued operations:
  Income from operations, net of taxes                          --              4.6               0.8              3.4
  Gain on disposal, net of taxes                                --               --              20.7               --
                                                        -----------      ------------     ------------     ------------
Net income                                                     0.1%             5.8%             14.8%             3.2%
                                                        ===========      ============     ============     ============

Gross profit (as a percentage of related net sales):
ADG                                                           15.1%            20.7%            (2.9)%            22.8%
CPG                                                           30.0              30.1             29.3             28.9


COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

NET SALES. Net sales for the third quarter of 2000 were $23.6 million, an increase of 7.7 percent, or $1.7 million over sales of $21.9 million in the comparable quarter of 1999. Sales of the company's Commercial Products Group
(CPG) were $14.5 million compared to sales of $11.3 million in 1999. The $3.2 million, or 28.3 percent increase was due to improved business conditions in the market for precision ball bearings sold to industrial automation markets as well as stronger orders for scanners sold to the digital imaging market.

Sales of the Aerospace & Defense Group (ADG) were $9.1 million compared to $10.6 million in 1999. The $1.5 million, or 14 percent decrease in sales versus last year was principally due to relatively weaker bookings in the middle of 1999.

GROSS PROFIT. Axsys' gross profit in the third quarter of 2000 was $5.9 million compared to $5.4 million in the comparable quarter last year. As a percent of sales, gross margin was 25.2 percent in the third quarter of 2000, compared to
24.8 percent last year. Increased volume was the key driver of gross profit. In addition, our continuous improvement programs also helped to improve margins in the third quarter of 2000 compared to the same quarter last year. ADG's margin percentages were lower due to reduced sales volume.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses in the third quarter of 2000 rose to $5.4 million from $4.3 million in 1999. Sales and marketing expenses for commercial products increased in 2000 over 1999 levels as the Company invested in resources to capture future growth opportunities. Approximately $281 thousand of the SG&A increase was related to the strategic realignment of the business that was completed at the end of the third quarter. These costs include certain relocation and integration costs that are expensed as incurred. Continuous improvement costs charged to SG&A increased in the quarter, as the program focused efforts on systems and communications infrastructures.

RESEARCH AND DEVELOPMENT EXPENSES. R&D expenses in 2000 were $747 thousand, compared to $744 thousand in the third quarter of 1999. As the majority of the Company's products are sold to original equipment manufacturers (OEM), most of the development costs for new products and components are included in Cost of sales as the design and development of these products begins once an order is received from the OEM customer.

INTEREST EXPENSE, NET. Net interest income amounted to $175 thousand in 2000 compared to net interest expense of $51 thousand in 1999. During 2000, as a result of the divestment of Beau, Axsys has recorded income on it cash and investments. In 1999, the Company paid interest on outstanding borrowings to fund operations.

TAXES. Axsys' effective tax rate was 39.1 percent compared to 40.3 percent in 1999. The decrease in the effective rate is caused in part by the lower amount of non-deductible amortization expense in 2000 versus 1999.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

NET SALES. Net sales were $66.7 million in the nine-month period ended September 30, 2000, compared to $64.5 million for the same period in 1999, an increase of $2.2 million, or 3.4 percent. CPG sales were $42.2 million, an increase of $7.3 million, or 20.9 percent higher than sales of $34.9 million in 1999. Sales of precision ball bearings and digital imaging scanners were higher in 2000 than last year. General economic strength has contributed to increased volume for precision bearings sold to industrial automation applications, including electronics capital equipment. In the digital imaging market, Axsys has increased its market share for scanning products during the first nine months of this year. ADG sales were $24.5 million in the first nine months of 2000, compared to sales of $29.6 million last year, a decrease of $5.1 million or 17.2 percent. The decrease in ADG sales was due to a lower backlog of orders entering 2000 coupled with product returns related to products shipped more than one year ago. The Company has taken aggressive steps to improve processes and overall quality by making these processes the main focal point of lean manufacturing programs.

GROSS PROFIT. Axsys' gross profit was $12.1 million for the nine month period ended September 30, 2000, compared to $16.7 million for the same period last year, a decrease of $4.6 million. The decrease is primarily due to two factors: non-recurring charges of $2.5 million related to slow moving and potentially obsolete inventory recorded in the first quarter and lower sales of ADG products including substantial product returns, most of which also occurred in the first quarter of 2000. The decline in ADG sales volume was caused by lower orders in 1999 that translated into lower shipments in the following year. Year to date gross profit was 18.2 percent of sales compared to 26.0 percent last year. Removing the effects of $2.5 million of one-time charges, gross profit was 21.9 percent of sales in the first nine months of 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses were $15.7 million for the nine-month period ended September 30, 2000, increasing $2.7 million from the comparable period last year. Of the increase, $1.2 million is directly attributable to the strategic realignment and the one-time costs to implement this program. Selling expenses have increased in 2000 over last years levels, focused on CDG programs. Administrative salaries, legal expenses, communication infrastructure costs and travel costs also rose versus last year.

RESEARCH AND DEVELOPMENT EXPENSES. R&D expenses were $2.4 million in 2000, compared to $2.6 million in 1999. The decrease is due to a higher allocation of development engineering resources in 2000 to production programs (charged to Cost of sales) versus R&D projects.

RESTRUCTURING EXPENSES. Cost categorized as Restructuring expenses were $1.7 million in the nine-month period ended September 30, 2000 including severance costs, and cost to close or relocate certain facilities. These costs are discussed in more detail in Note 8 to the Condensed Consolidated Financial Statements.

INTEREST EXPENSE, NET. Net interest income amounted to $304 thousand compared to net interest expense of $344 thousand in 1999. The primary cause was the proceeds from the divestment of Beau in March 2000, which were sufficient to repay outstanding bank debt and invest excess cash in short term liquid investments.

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



BACKLOG

A substantial portion of Axsys' business is of a build-to-order nature requiring various engineering, manufacturing, testing and other processes to be performed prior to shipment. As a result, Axsys generally has a significant backlog of orders to be shipped. The total backlog of orders increased by 42% or $18.3 million, to $60.9 million at September 30, 2000 from $42.6 million at December 31, 1999. The increase is primarily in the backlog from the defense and space markets although all segments reported increases.



LIQUIDITY AND CAPITAL RESOURCES

Axsys funds its operations primarily from cash flow generated by operations and cash on hand as a result of the divestment of Beau in the first quarter of 2000. Prior to the Beau divestment, the Company also relied on bank credit facilities and capital lease transactions as sources of funds.

For the nine months ended September 30, 2000 and 1999 net cash (used in)/provided by operating activities was ($10.1 million) and $2.6 million, respectively. Current year totals exclude the non-operating gain on the divestment of Beau of $13.8 million. Included in the current year totals are income tax payments of $4.9 million which were caused by taxable income generated from the gain on the Beau divestment. Without these tax payments, cash flow from continuing operations was ($5.2 million) for the period ending September 30, 2000. The decrease in cash in 2000 was caused by lower earnings from continuing operations, including the effects of the one-time restructuring charges recorded and paid to date. Working capital changes included an increase in receivables reflecting increased billings on defense programs, lower inventories, and increased current liabilities for remaining taxes payable on the Beau gain. In 1999, substantially all of the cash flow from operating activities was generated by operating earnings in the period.


Net cash provided by (used in) investing activities for the nine months ended September 30, 2000 and 1999 was $28.6 million and ($0.4 million), respectively. Net cash generated from the sale of Beau was $31.2 million. Capital expenditures were $2.6 million for the first nine months of 2000. During 1999, cash flow used in investing activities included capital expenditures of $0.8 million and advances of $0.6 million to Westlake Technology Corporation in exchange for exclusive rights to market and sell Westlake's electronic and electromechanical test equipment.

Cash flows from financing activities included net cash used by financing activities in 2000 of $4.8 million, compared to net cash provided by financing activities of $1.9 million in 1999. In 2000, Axsys repaid the outstanding balance of its bank credit facilities out of proceeds from the Beau sale, accounting for most of the $4.8 million net cash usage. Financing activities in 1999 included purchases of Treasury Stock of $1.4 million.

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

RESTRUCTURING

On February 11, 2000, Axsys announced a strategic realignment of its businesses. Specifically, Axsys adopted a plan to improve efficiency and enhance competitiveness under two new major groups to better serve its markets and customers. In conjunction with the strategic realignment, Axsys recorded a non-recurring charge to earnings as of September 30, 2000 of $5.4 million, before taxes, including $1.7 million that was recorded as a restructuring charge, $2.5 million that was charged to cost of sales primarily relating to slow moving and potentially obsolete inventory, and $1.2 million that was charged to selling, general and administrative expenses. Included in the $1.7 million restructuring charge was $915 thousand of severance costs related to personnel reductions and $546 thousand of costs relating to the relocation of the Company's San Diego, California facility. Of the $915 thousand in severance costs, $342 thousand has been paid as of September 30, 2000, leaving accrued severance costs of $573 thousand at September 30, 2000. Approximately 50 employees have been terminated mostly in indirect labor and management positions.

RECENTLY ISSUED ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. Staff Accounting Bulletin No. 101 Topic 13, "Revenue Recognition" is effective for the fourth quarter 2000. Management does not believe that the implementation of these statements will have a material impact on the consolidated financial position or consolidated results of operations of Axsys.

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

                           PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)    Exhibits:

         Exhibit 27 (1):    Financial Data Schedule (For SEC use only).
         Exhibit 27 (2):    Restated Financial Data Schedule (For SEC use only).

b)    Reports on Form 8-K

      Not applicable during the quarter ended September 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated this 9 day of November 2000.

Date: November 9, 2000             AXSYS TECHNOLOGIES, INC.


                                    By:   /S/STEPHEN W. BERSHAD
                                          Stephen W. Bershad
                                          Chairman of the Board and Chief
                                          Executive Officer

                                          /S/MARK J. BONNEY
                                          Mark J. Bonney
                                          President and Chief Operating Officer

                                          /S/JOHN E. HANLEY
                                          John E. Hanley
                                          Vice President-Finance and Chief
                                          Financial Officer
                                          (Principal Financial Officer)