Form 10-K
period 2000-12-31
AXSYS TECHNOLOGIES INC
filed 2001-03-29
CIK 206030

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-K
(MARK ONE)
[X]                   ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

[ ]                 TRANSITION REPORT PURSUANT TO SECTION
               13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________________ TO _______________________

COMMISSION FILE NO.: 0-16182

                            AXSYS TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

    DELAWARE                                             11-1962029
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                       Identification Number)

    175 CAPITAL BOULEVARD, SUITE 103
    ROCKY HILL, CONNECTICUT                              06067
    (Address of principal executive offices)             (Zip Code)

    (860) 257-0200
    (Registrant's telephone number, including area code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

Aggregate market value of the voting stock held by non-affiliates of the registrant as of the close of business March 7, 2001, $56,786,000.

Common Stock outstanding at March 7, 2001:  4,684,841 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

      DOCUMENT                                                   FORM 10-K REFERENCE

      Portion of Axsys Technologies, Inc. Notice of Annual
      Meeting of Stockholders and Proxy Statement.               Part III, Items 10-13

===============================================================================

                                     PART I

ITEM 1.  BUSINESS

         Axsys Technologies, Inc. (together with its subsidiaries, unless the context suggests otherwise, "Axsys" or "we") is a leading designer and manufacturer of high-performance custom nano-positioning components and subsystems. We also design and manufacture precision optical components for internal consumption as well as for sales to third parties. In addition, we distribute precision ball bearings for use in a variety of industrial and commercial OEM applications. These products are sold to a variety of original equipment manufacturers ("OEM"s), serving the following markets:

         o  Aerospace and defense
         o  Semiconductor, data storage, and related capital equipment
         o  High-performance graphic art capital equipment
         o  Industrial automation OEM and maintenance repair operations ("MRO")

         We also design and manufacture test equipment that is used in the data storage industry. Recently, we began designing and manufacturing subsystems and automated production and test systems that are sold to end-users that manufacture fiber optics/photonic, semiconductor, and other high technology components.

         Axsys is incorporated in Delaware, and our common stock is traded on the NASDAQ Stock Market under the symbol "AXYS."

         We are organized into three groups:

         o  Precision Components Group
         o  Automation Group
         o  Distributed Products Group

         The Precision Components Group designs, manufactures and sells high-end components such as precision position sensors, high-performance motors, precision metal optics, and laser-based airbearing scanners and marking engines and electro-mechanical subassemblies. Our products enable OEMs to improve measurement precision, imaging, positional performance (accuracy, resolution, speed and power), and weight requirements in their systems. Principal markets for our products include OEMs serving the aerospace, defense, high-end graphic arts, semiconductor, data storage, fiber optics/photonics, and other related electronics capital equipment markets.

         The Automation Group designs, manufactures and sells automated production and test systems and nano-positioning subsystems to high technology customers who produce semiconductor, data storage, fiber optics/photonics component products and other high technology products. These production and test systems integrate many of the precision optical and positioning components and subsystems produced by the Precision Components Group with vision systems, robotics and electronic controls produced by third party companies. We integrate these products into automation systems using our proprietary FlexAuto(TM) software. These tools are designed to enable our customers to more accurately and repeatedly produce their component products, thereby increasing the yield and throughput of their production and test processes.

         The Distributed Products Group distributes precision ball bearings, acquired from various domestic and international sources, to OEMs and MRO distributors. The ball bearings are used in a variety of industrial automation and commercial markets. Additionally, our Distributed Products Group designs, manufactures and sells mechanical-bearing subassemblies for a variety of customers.

MARKET OVERVIEW

         Axsys' products are sold to OEM and end user customers in a variety of markets, which demand the precision and performance afforded by our products and capabilities.

         AEROSPACE AND DEFENSE. The aerospace and defense market principally consists of OEMs who manufacture weapon subsystems, (for example, night vision and targeting pods and flight control systems), and complete systems, (for example, aircraft air-to-air missiles and reconnaissance satellites). In general, these OEMs are designing leading-edge products, the performance of which is enhanced through the use of three of our critical capabilities:

         o  precision positioning;
         o  highly accurate reflective optics; and
         o  light-weight, high strength structural components.

         The market for our products also includes direct sales to the U.S. and foreign departments of defense for spares requirements. Despite a decline in overall defense spending over the past decade, the defense budget for upgrading existing platforms, including the development of "smart weapons," as well as missile defense programs, has grown substantially. Upgrade programs include state-of-the-art electronics, enhanced night vision systems, radar and guidance systems, missile seeker technologies and fly-by-wire systems. All of these programs incorporate high-performance components provided by suppliers like Axsys, such as precision metal optics, high performance motors and sensors and precision-machined structures. Our advanced capabilities are also utilized in certain missile defense programs that are based on measuring and seeking the thermal signature of an incoming missile.

         SEMICONDUCTOR, DATA STORAGE AND RELATED CAPITAL EQUIPMENT. We sell products to OEMs in the semiconductor and related electronics capital equipment markets that produce fabricating and test equipment for wafers, reticles, and electronic devices including integrated circuits and printed circuit boards. Our customers require accurate, precise and repeatable positioning of silicon wafers and printed circuit boards in these applications. Increasing circuit densities has increased the requirement for the airbearing and direct drive positioning technology produced by Axsys. We also supply a variety of critical components and subsystems to these markets, including:

         o   direct drive rotary and linear  motors;
         o   precision optics;
         o   high speed rotary airbearing scanners and imaging engines;
         o   laser interferometers; and
         o   integrated nano-positioning stages.

         In addition, Axsys designs, manufactures and sells automated test equipment for testing the electrical properties of read/write heads used in the data storage industry.

         HIGH-PERFORMANCE GRAPHIC ART CAPITAL EQUIPMENT. The high-performance graphic art capital equipment market for our products consists of OEMs who manufacture sophisticated equipment used to electronically image photo-sensitive media for applications such as the graphic arts and newspaper plate markets. Electronic imaging involves controlling the position of a modulated laser beam to expose photosensitive media. The position of this beam can be controlled by rotating a reflective optic by use of a high speed airbearing scanner under the laser beam or by precisely positioning the laser beam or the media under one another with an X-Y micro-positioning stage. In recent years, our customers have demanded increased resolution and throughput capabilities in these high-end systems. With a view to achieving these capabilities, we use reflective optics, higher speed motors, airbearings and sophisticated electronic controls.

         FIBER OPTICS/PHOTONICS COMPONENT MANUFACTURING. We sell semi-automated and fully automated production and test equipment to manufacturers of fiber optics and photonics components. This equipment is designed to assist these manufacturers in increasing the yield and throughput of their production and test processes for these components. Midway through 1999, we began to work with a leading manufacturer of optical components on a project to semi-automate the customers' manufacturing process. Through this project, Axsys gained substantial knowledge and capabilities that could be offered more broadly to the fiber optics/photonics market segment. During 2000, we developed a broad strategy to use these capabilities, as well as our heritage in providing precision position stages to the semiconductor and data storage industry, in the fiber optics and photonics manufacturing markets. In 2000, we formed our Fiber Automation Division, which was initially focused on designing, developing and manufacturing precision nano-positioning stages for fiber optic component solutions. The strategy of this Division is to move into the design and manufacturing of fully automated products for this market. We also merged with Automation Engineering Inc. ("AEI"), an early entrant into the developing fiber automation market as a provider of automation equipment and software, with over five years of experience and know-how in automating fiber optic component manufacturing and testing.

Axsys believes that the key factors that will drive future growth in demand for automated production and test equipment in these markets are:

         o miniaturization of products, creating the need for more accurate and repeatable manufacturing processes;
         o  faster production cycles to meet growing product demand;
         o  the need for higher production yields to reduce product costs; and
         o increased outsourcing of the design and manufacture of in-house, proprietary manual and automated production and test procedures.

         INDUSTRIAL AUTOMATION. We sell our products to a wide range of applications in industrial and commercial markets, including machine tools, motion control components and many types of automation equipment. We also sell to MRO distributors who supply replacement parts for older equipment. Our OEM and MRO customers principally purchase precision bearings and assemblies that require short lead-times.

BUSINESS STRATEGY

         WE ARE A VERTICALLY INTEGRATED SUPPLIER OF PRECISION COMPONENTS, SUBSYSTEMS AND SYSTEMS FOR HIGH-TECHNOLOGY APPLICATIONS. We design and manufacture components and subassemblies for OEMs of aerospace guidance, thermal imaging, graphic arts electronic imaging and semiconductor and related capital equipment. Our products increase the accuracy and throughput of equipment produced by OEMs. We also provide sophisticated test and production equipment and automation systems that increase the yield and throughput of the semiconductor, data storage, fiber optics/photonics component and other high technology manufacturing processes. A focus of our business strategy is to utilize our vertically integrated component manufacturing expertise and resources, systems integration capabilities and process know-how in the design of higher-level subsystems and automation production and test systems that employ our nano-positioning and precision optical technologies. Other key elements of this business strategy include the following:

         WE PLAN TO USE OUR VERTICALLY INTEGRATED POSITION TO GROW OUR SUBSYSTEMS AND SYSTEMS BUSINESS. Our strategy is to continue to develop subsystems and systems by integrating our core component technologies with our systems integration capabilities. This strategy is designed to enable us to provide our customers with high performance systems at competitive prices. For example, we introduced a second-generation turnkey head-stack assembly (HSA) tester for disk drive manufacturers, which integrates technologies from our Integrated Systems facility in Santa Barbara, California and recently acquired Westlake Technology Corporation, located in Newbury Park, California. We are currently investigating providing integration services for several of our OEM customers in other markets, including:

         o integration of our metal optics, motion control components and beryllium structures for next generation defense forward looking infrared (FLIR) applications;
         o integration of our metal optics, airbearing scanners and sophisticated electronic controls for an electronic components inspection machine;
         o integration of our direct drive motors, interferometers and precision-machined airbearings for various process equipment applications; and
         o  development of airbearing stages.

         WE ARE INVESTING TO RAPIDLY EXPAND INTO AUTOMATED PRODUCTION AND TEST SYSTEMS MARKETS. In 2000, we identified a new market opportunity to produce automated production and test equipment to support the fiber optics components market. In October 2000, we started up our Fiber Automation Division in Pittsburgh, Pennsylvania to develop ultra-compact mechanical nano-positioning stages focused on the fiber automation market. This facility is being developed to produce full automation systems in volume. Also in October 2000, Axsys merged with AEI to obtain know-how in designing fiber automation systems as well as their unique systems integration software -- FlexAuto(TM). Axsys plans to continue to invest to expand its capacity in this area through internal development and acquisitions.

         WE WILL CONTINUE TO FOCUS ON IMPROVING OPERATING EFFICIENCIES. We are starting our second year on the continuous improvement process of implementing "Lean" techniques throughout the organization. The concept of Lean is based on eliminating waste in all aspects of the organization, measured in reduced cycle time, material costs, scrap and rework. By implementing this process, we have reduced, and expect to continue to reduce, our design and manufacturing lead times as well as manufacturing costs in order to become more competitive in the marketplace.

         WE PLAN TO INCREASE OUR INVESTMENT IN SALES AND ENGINEERING FOR FASTER GROWTH. In order to continue to grow, we believe that we must increase our investment in sales and engineering infrastructure. This investment is designed to enable us to sell our existing products and capabilities to new customers and markets as well as to expand the breadth and depth of our capabilities to address new customer requirements. In 2000, we expanded our direct sales organization, restructured certain operations to become more market and customer focused and invested in upgrading our computer aided design ("CAD") capabilities, including 3-dimensional parametric design software.

         WE EXPECT TO ENHANCE OUR MARKET POSITION THROUGH ACQUISITIONS AND STRATEGIC ALLIANCES AND DIVESTURES OF NON-CORE BUSINESSES. We have historically expanded our market presence and capabilities through acquisitions, and we plan to continue to grow through acquisitions. We have also divested operations that were not part of our core businesses.

         o On March 17, 2000, we sold substantially all of the assets of our Beau Interconnect division, a non-core business, to Molex Industrial Ventures Inc., a subsidiary of Molex Incorporated, for $31.8 million. Beau Interconnect designs and manufactures electrical interconnect devices, barrier terminal blocks and connectors.

         o On October 4, 2000, we acquired the assets of Westlake Technologies Corporation of Newbury Park, California, a supplier of high speed electronics used to test magnetic disk drive head gimbal assemblies (HGA) and head stack assemblies
             (HSA). This followed our August 1997 announcement that we had entered into a strategic alliance with Westlake.

         o On October 18, 2000, Axsys completed a merger with Automation Engineering Inc. to increase our capabilities and market position in the fiber automation market. The merger with AEI provides us with extensive experience and know-how in automating fiber optic component manufacturing and testing, engineering capabilities in seamlessly integrating sophisticated motion control and vision systems into an automated tool and access to its proprietary FlexAutoTM software, which is critical to the integration process.

         Although we review and consider possible acquisitions on an ongoing basis, no specific acquisitions are being negotiated as of the date of this filing.

TECHNOLOGIES, PRODUCTS, AND CAPABILITIES

         We utilize several key manufacturing technologies and have acquired or developed software and systems integration capabilities that enable us to design and manufacture a wide variety of high-performance precision optical and micro-positioning components, subsystems and automation systems. These core competencies include:

         MAGNETICS. We design, manufacture and sell high-performance motors and precision resolvers using state-of-the-art magnetic technologies and materials. Applications for these high-performance components include precision nano-positioning systems for semiconductor processing and inspection equipment, pick and place robotic handlers, missile seeker systems, guidance systems and satellite actuators.

         PRECISION MACHINING. Axsys manufactures precision-machined components made from beryllium, beryllium alloys and other exotic materials. Applications include precision optics, airbearings, heat sinks, structural housings and gimbals. Our airbearings provide high-speed precision positioning and are used in high-speed scanners for digital imaging and weapons guidance systems. Our heat sinks are used to dissipate heat in high-performance avionics and satellite electronics, and our gimbals are used in various applications, including positioning optical sensors in forward looking infrared ("FLIR") night vision systems. We also precision machine optical substrates used internally and by our customers in a variety of precision metal optical applications such as weapon fire control systems and space-borne instruments.

         OPTICS. We design and manufacture a broad range of precision metal optical components. Our precision optics are generally made from beryllium or aluminum and are used in applications where performance requirements cannot be met with glass optics. The advantages of our optics include lighter weight, thermal stability and ease of mechanical interface with housing and actuation devices. We sell our precision metal optical components for use in high speed electro-mechanical scanners, weapons fire control systems, FLIR night vision weapons systems and high-performance space-borne instruments used on weather, mapping and scientific satellites.

         ELECTRONICS. Axsys designs and manufactures several key electronic components for the electronics capital equipment and high-end digital imaging markets including laser interferometers and electronic controllers and drives. Our electronics components control the speed and position of electro-mechanical systems, such as precision motors, actuators, X-Y positioning stages and laser scanners. Laser interferometers, which are designed to permit precise linear position sensing, are sold to customers principally in the electronics capital equipment market. Electronic controllers coordinate the positioning and speed of electro-mechanical systems by interfacing with other motion control components. Drives provide power to a motor based on input from the controller in order to achieve a designated position or to achieve a specific speed.

         The following table summarizes the component products and services manufactured by Axsys, by the technologies they incorporate:

-----------------------------------------------------------------------------------
                         Core Manufacturing Technologies
------------------------------------------------------------------------------------

   MAGNETICS      PRECISION MACHINING   PRECISION OPTICS       ELECTRONICS
------------------------------------------------------------------------------------
o  AC Motors      o Airbearing          o Scanning             o Laser
o  Brush and        Components            Optics                 Interferometers
   Brushless DC   o Optical               - Polygon            o AC and DC
   Motors:          Substrates              Mirrors              motor speed
   - Torque       o Structural            - Monogon              controls
   - Servo          Housings                Mirrors            o Custom DSP
   - Limited      o Gimbals and         o Flat Optics            Motion
     Angle          Yokes                 - Head Mirrors         Controllers
o  Resolvers      o Heat Sinks            - Fold Mirrors       o Motor Drives
o  Synchros                             o   Aspherics
                                          - Telescopes
                                          - Collimators
------------------------------------------------------------------------------------

         SOFTWARE. Through our merger with AEI, we possess advanced systems integration software called FlexAuto(TM). This software is designed to permit the integration of different motion platforms and machine vision technologies in automated production and test systems. FlexAuto(TM) is open architecture by design and supports a wide range of motion control and machine vision hardware to best meet the custom needs of any application. The use of FlexAuto(TM) is designed to allow us, and our customers, to quickly and efficiently configure and deploy the software necessary to control all aspects of an automation system. As a result, automation systems designed with FlexAuto(TM) can be developed in a shorter period of time than those from competitors, and can be easily customized and modified for existing and new applications.

         SYSTEMS INTEGRATION CAPABILITIES. We have introduced products integrating our core technologies and systems integration capabilities to provide high-performance subsystems and automation systems for our customers. Our precision subsystems include X-Y nano-positioning stages and rotary positioning subsystems such as actuators, opto-mechanical laser scanners and imaging subsystems. We also produce laser tracking autofocus subsystems that employ our motion control or optics technologies. The X-Y nano-positioning stage subsystems are used in high-precision or high-performance applications, such as semiconductor and fiber optic alignment positioning subsystems for use in processing or testing. The rotary positioning subsystems are used in applications such as night vision systems for defense contractors and cluster tool robotics in electronics capital equipment. Laser scanning and imaging subsystems are used by graphic art equipment manufacturers and semiconductor inspection equipment manufacturers. The laser autofocus is used to automatically focus a microscope, and is sold to OEMs that manufacture automated optical inspection machines used in the electronics capital equipment market. We have also developed automation systems used to align and test fiber optic components, data storage magnetic read/write heads and inspect thermal emissions of leading edge microprocessors.

         The following table illustrates how our technologies, products and capabilities are integrated to develop subsystems and systems:

----------------------------------------------------------------------------------------------
                                 TECHNOLOGIES AND CAPABILITIES
-------------------------------------------------------------------------------------------------------
   SUBSYSTEMS
       &                                      PRECISION
    SYSTEMS           OPTICS                  MACHINING       MAGNETICS          ELECTRONICS
-------------------------------------------------------------------------------------------------------
 Laser Scanner        o Scanning Optics       o  Airbearing   o  Brushless DC    o  Speed Control
                                                                 Servo Motor     o  Motor Drive
-------------------------------------------------------------------------------------------------------
 Laser Imager         o Scanning and Flat     o  Airbearing   o  Brushless DC    o  Speed Control
                        Optics                                   Servo Motor     o  Motor Drive
-------------------------------------------------------------------------------------------------------
 Laser Autofocus                                              o  Brushless DC    o  Position Controller
                                                                 Servo Motor     o  Motor Drive
-------------------------------------------------------------------------------------------------------
 Rotary Positioning                                           o  Brushless DC    o  Position Controller
    Actuator                                                     Servo Motor     o  Motor Drive
                                                              o  Resolver
-------------------------------------------------------------------------------------------------------
Nano-Positioning      o Flat Optics           o  Airbearing   o  Linear Motor    o  Laser Interferometer
   X-Y Stage                                                                     o  Position Controller
                                                                                 o  Motor Drive
-------------------------------------------------------------------------------------------------------
   HGA/HSA                                    o  Airbearing   o  Brushless DC    o  Laser Interferometer
   Testers                                                       Limited Angle   o  Position Controller
                                                                 Motor           o  Motor Drive
-------------------------------------------------------------------------------------------------------
Fiber Alignment                               o  Airbearing   o  Linear Motor    o  Speed Control
    Systems                                                                      o  Motor Drive
-------------------------------------------------------------------------------------------------------

         PRECISION BALL BEARINGS. We distribute a wide range of precision ball bearings varying in size, precision tolerance, lubrication and price. We also provide certain value-added services, such as bearing subassemblies, bearing relubrication, white room handling of products and engineering consultation. We have developed distribution arrangements with several foreign bearing manufacturers, which have significantly increased our market share and product breadth.

COMPETITION

         The markets for our products are competitive. We compete primarily on the basis of our ability to design and engineer products to meet performance specifications set by our customers. Most of our customers are OEMs who purchase component parts or subsystems that they incorporate into their end products. Product pricing, quality, customer support, experience, reputation and financial stability are also important competitive factors. We compete for automation systems based on our ability to quickly develop products that meet our customers' performance requirements. Our competitive position is enhanced by our process know-how, use of our FlexAuto(TM) software in automation applications, and our ability to internally supply key micro-positioning capabilities such as linear motors and mechanical and airbearing stages.

         There are a limited number of competitors in each of the markets for the various types of precision optical and positioning components and subsystems that we manufacture and sell. Our competitors, especially those in the precision optical and positioning product lines, typically sell a smaller number of products than we do and are often well entrenched. Some of these competitors have substantially greater resources than we do. We believe that the breadth of our technologies and product offerings provide us with a competitive advantage over certain manufacturers that supply only discrete components or are not vertically integrated with enabling technologies.

         There are numerous competitors in markets to which we distribute our precision ball bearings. These competitors vary in size and include other bearing manufacturers and distributors. We believe that our product breadth and availability, combined with the value-added services we supply, provide competitive advantages.

         We expect our competitors to continue to improve the design and performance of their products. There can be no assurance that our competitors will not develop enhancements to, or future generations of, competitive products that will offer superior price or performance features or that new processes or technologies will not emerge that render our products less competitive or obsolete. Increased competitive pressure could lead to lower prices for Axsys' products, thereby adversely affecting our business, financial condition and results of operations. There can be no assurance that we will be able to compete successfully in the future.

CUSTOMERS

         Our customers include OEMs and end-users that design or utilize high-precision, performance and throughput equipment. We sell our products primarily to OEM customers in the aerospace and defense, high-end graphic art and electronics capital equipment markets, and industrial automation markets. Our end user customers are primarily in the semiconductor, data storage and fiber optics/photonics components markets.

         There is no customer or group of affiliated customers for whom sales during 2000 were in the aggregate 10% or more of consolidated net sales, and, in our opinion, there is no customer, the loss of which would have a material adverse effect on our operations taken as a whole.

         In 2000 and 1999, Axsys had aggregate sales, both military and non-military, directly to the U.S. Government, including its agencies and departments, of approximately $1.9 million and $3.7 million, respectively. These sales accounted for approximately 2.1% of total net sales in 2000 and 4.3% in 1999. Approximately 20.0% of net sales in 2000 and 24.6% in 1999 were derived from subcontracts with U.S. Government contractors. The majority of these contracts may be subject to termination at the convenience of the U.S. Government, and certain contracts may also be subject to renegotiation. Currently, we are not aware of any proposed termination or renegotiation of such contracts, which would have a material adverse effect on our business.

         Because a substantial part of our business is derived directly from contracts with the U.S. Government, or agencies or departments thereof, or indirectly through subcontracts with U.S. Government contractors, our results of operations could be materially affected by changes in U.S. Government expenditures for products using component parts that Axsys produces. However, we believe that the broad number and diversity of our product applications and the strength of our engineering capabilities may lessen our exposure to such risk.

SALES, MARKETING AND CUSTOMER SUPPORT

         As of December 31, 2000, we employed 67 sales, marketing and customer support personnel throughout our organization, compared to 58 employees in similar functions at the end of 1999. Our sales organization is focused by market segments as we seek to build on existing customer relationships and to improve cross-selling opportunities. We utilize two OEM components sales organizations, one focused on aerospace and defense customers and the other focused on high-performance commercial customers. We have a separate distributed products sales force that is focused on selling ball bearings and assemblies, principally to commercial and industrial oriented OEMs as well as MRO distributors. Our newly created Automation Systems sales force sells to manufacturers of semiconductor, data storage and fiber optics/photonics components.

         As of December 31, 2000, our direct sales organization included 18 direct sales field personnel, most of whom have engineering backgrounds, with the remainder involved in inside sales, customer service, program management, contract administration and applications engineering. We believe that our sales effort is enhanced by having engineering-trained sales personnel available to meet with customers' engineering personnel. Our application and design engineers are also involved in the sales process.

         We also sell our products through a significant number of manufacturer's sales representatives and agents. Although we believe that we have satisfactory relationships with these sales representatives and agents, there can be no assurance that these relationships will continue to be satisfactory or will continue at all.

DOMESTIC AND FOREIGN SALES

         For information concerning our domestic and foreign net sales and identifiable assets from continuing operations, see Note 8 to the Consolidated Financial Statements.

ENGINEERING, RESEARCH AND DEVELOPMENT

         We seek to develop new component products, subsystems and systems and improve existing products in order to keep pace with the increasing performance requirements of our customers. We devote significant resources, a portion of which is reimbursed by customers, to development programs directed at creating new products and product enhancements, as well as developing new applications for existing products. Because we believe that our ability to compete effectively depends in part on maintaining and enhancing our expertise in applying new technologies and developing new products, we dedicate substantial resources to engineering, research and development. At December 31, 2000, we employed 91 individuals in engineering, research and development functions. We cannot assure you that our product development efforts will be successful in producing products that respond to technological changes or new products introduced by others.

         Our costs associated with engineering and research and development were $5.4 million in 2000, $4.7 million in 1999, and $4.9 million in 1998. Research and development expenses were $3.5 million in 2000, $3.3 million in 1999, and $3.4 million in 1998. These amounts are net of cost reimbursements from our customers that were not material in relation to engineering and research and development expenditures in any period. We intend to direct our research and development activities toward integrating our various technologies and continuing to develop subsystems and systems.

RAW MATERIALS; SUPPLIERS

         The raw materials and components that we purchase are generally available from multiple suppliers. However, beryllium, a material used extensively by the Precision Machined Products operation of our Precision Components Group, is only available from Brush Wellman, Inc. ("Brush Wellman"), the sole U.S. supplier. Historically, we have had an excellent relationship with Brush Wellman and have not encountered problems in obtaining our supply requirements. However, the partial or complete loss of Brush Wellman as a supplier of beryllium, or production shortfalls or interruptions that otherwise impair the supply of beryllium to Axsys, would have a material adverse effect on our business, financial condition and results of operations. If such conditions were to occur, it is uncertain whether alternative sources could be developed. In addition, we purchase a substantial amount of ball bearings that we distribute from two foreign suppliers. While we believe that we could obtain alternate sources of supply, any interruption in the flow of products from these suppliers, or significant increases in the cost of these products, could have an adverse effect on our business, financial condition and results of operations.

PATENTS AND TRADEMARKS

         We are not dependent upon any single patent or trademark. We have a combination of patents, trademarks and trade secrets, non-disclosure agreements and other forms of intellectual property protection covering certain of our proprietary technology, and we have patent applications pending or under evaluation. Although we believe that our patents and trademarks may have value, we believe that our future success will depend primarily on the innovation, technical expertise, manufacturing and marketing abilities of our personnel. There can be no assurance as to the degree of protection offered by our patents or as to the likelihood that patents will be issued for pending applications. There also can be no assurance that we will be able to maintain the confidentiality of our trade secrets or that our non-disclosure agreements will provide meaningful protection of our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or other disclosure.

         Competitors in the United States and foreign countries, many of which have substantially greater resources, may have applied for or obtained, or may in the future apply for and obtain, patents that will prevent, limit or interfere with our ability to make and sell some of our products. Although we believe that our products do not infringe on the patents or other proprietary rights of third parties, there can be no assurance that other third parties will not assert infringement claims against us or that such claims will not be successful.

ENVIRONMENTAL REGULATION

         We believe that we are currently in compliance in all material respects with federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to the protection of the environment, and that any non-compliance with such laws will not have a material adverse effect upon our business, financial condition, results of operations, capital expenditures, earnings or competitive position. We cannot assure, however, (i) that changes in federal, state or local laws, regulations or regulatory policy, or the discovery of unknown problems or conditions will not in the future require substantial expenditures, or (ii) as to the extent of our liabilities, if any, for past failures, if any, to comply with applicable environmental laws, regulations and permits, any of which also could have a material adverse effect on our business, financial condition or results of operations.

         Axsys has been identified as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") with respect to two third-party waste disposal sites. Although liability under CERCLA is joint and several, meaning that liability can exceed a PRP's PRO RATA share of cleanup costs, based on currently available information, we believe that costs associated with these sites will not have a material adverse effect on our business, financial condition or results of operations.

         Pursuant to a remedial plan approved by the Ohio Environmental Protection Agency ("Ohio EPA") in 1993, we are continuing a process of investigating soils and groundwater at a site formerly owned by a division of Axsys, and we have conducted certain remedial work at this site. Costs to date have not been material. We are pursuing an alternate closure plan related to this site. This plan is subject to the approval of the Ohio EPA. Based on the advice of our consultants, we increased our accrued liabilities relating to this site to approximately $744,000, with a resulting charge to discontinued operations in 2000 of $601,000, before a tax benefit of $235,000. Based on the advice of our environmental consultants, we believe that the Ohio EPA is likely to allow use of our proposed alternate plan. We anticipate receiving approval of the plan from the Ohio EPA during the first half of 2001 and will reassess the estimated costs of remediation of the site upon such approval. There can be no assurance, however, that the Ohio EPA will approve the alternate plan. If such approval were not received, costs to Axsys would increase substantially. In addition, even if approval is received, the costs actually incurred may exceed the accruals established. We anticipate that actual expenditures will be incurred over a period of several years.

         During 1999, we sold the land and building of our previously discontinued Sensor Systems division in St. Petersburg, Florida. We have conducted preliminary investigations of soil and groundwater at the former facility and are currently awaiting approval of its investigation plan from the Florida Department of Environmental Protection. Upon approval, we will conduct additional soil and groundwater investigations at the site. Based on the advice of our consultants, we increased our accrued liabilities relating to this site to approximately $854,000, with a resulting charge to discontinued operations in 2000 of $657,000, before a tax benefit of $257,000.

         We use or generate certain hazardous substances in our manufacturing and engineering facilities. We believe that our handling of such substances is in compliance with applicable local, state and federal environmental, safety and health regulations at each operating location. We invest in proper protective equipment, process controls and specialized training to minimize risks to employees, surrounding communities and the environment due to the presence and handling of such hazardous substances. We periodically conduct employee physical examinations and workplace air monitoring regarding such substances. When exposure problems or potential have been indicated, corrective actions have been implemented and re-occurrence has been minimal or non-existent. We do not carry environmental impairment insurance.

EMPLOYEES

         As of December 31, 2000, we employed 625 persons in the United States, including 408 in manufacturing, 67 in sales, 91 in engineering and 59 in administration. Axsys considers its relations with its employees to be satisfactory. There has been no significant interruption of operations due to labor disputes.

ITEM 2.  PROPERTIES

         Axsys leases its executive office, located at 175 Capital Boulevard in Rocky Hill, Connecticut. The principal plants and other significant properties at February 1, 2001 are:

   ----------------------------------------------------------------------------
   LOCATION          TYPE OF FACILITY        SQUARE             LEASED/OWNED;
                                             FOOTAGE             EXPIRATION
   ----------------------------------------------------------------------------
   Cullman, AL       Manufacturing,          100,000               Owned
                     Engineering
   ----------------------------------------------------------------------------
   San Diego, CA     Manufacturing,           64,800               Leased; 2010
                     Engineering
   ----------------------------------------------------------------------------
   Montville, NJ     Distribution             34,400               Leased; 2009
   ----------------------------------------------------------------------------
   Rochester  Hills, Manufacturing,           29,000               Leased; 2002
   MI                Engineering
   ----------------------------------------------------------------------------
   Santa Barbara, CA Manufacturing,           13,800               Leased; 2002
                     Engineering
   ----------------------------------------------------------------------------
   Pittsburgh, PA    Manufacturing,           12,600               Leased; 2006
                     Engineering
   ----------------------------------------------------------------------------
   Manchester, CT    Manufacturing,            8,000               Leased; 2005
                     Engineering
   ----------------------------------------------------------------------------
   Irvine, CA        Distribution              7,800               Leased; 2005
   ----------------------------------------------------------------------------
   Woburn, MA        Manufacturing,            6,750               Leased: 2004
                     Engineering
   ----------------------------------------------------------------------------
   Thousand Oaks, CA Manufacturing,            6,500               Leased; 2002
                     Engineering
   ----------------------------------------------------------------------------
   Dallas, TX        Distribution              2,950               Leased; 2002
   ----------------------------------------------------------------------------


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

         None during the quarter ended December 31, 2000.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Axsys' common stock trades on The NASDAQ Stock Market under the Symbol "AXYS". The following table sets forth the range of high and low sales prices as reported by The Nasdaq Stock Market:

                                               2000                       1999
                                      -----------------------      -------------------
                                       HIGH            LOW           HIGH        LOW
                                      --------      ---------      --------   --------
Fiscal Years Ended  December 31:
          First Quarter               $ 15          $ 11 3/4       $ 20       $ 13 5/8
          Second Quarter                17            11 7/8         18          9 3/4
          Third Quarter                 36            17             16 1/4      9 7/8
          Fourth Quarter                49 7/8        18             16          9 3/8


On March 7, 2001, the high and low sales price were $18 3/4 and $17, respectively.

On March 7, 2001, the approximate number of holders of record of Axsys' common stock was 504.

DIVIDEND POLICY

         Axsys has applied and currently intends to continue to apply its retained and current earnings toward the development of its business and to finance its growth. Axsys did not pay dividends on its common stock during the three years ended December 31, 2000, and does not anticipate paying cash dividends in the foreseeable future.

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

                                                  YEARS ENDED DECEMBER 31, (3)
                                     -----------------------------------------------------------
                                     2000 (1)(2)   1999 (6)    1998         1997 (4)    1996 (5)
                                     ----------  ---------   ---------     ---------   ---------
                                                 (In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Net Sales                            $  91,841   $ 85,418    $   98,559    $ 99,793    $  66,382
Gross profit                            19,663     21,005        28,977      30,191       18,651
(Loss) income from continuing
   operations before discontinued
   operations                           (4,304)    (9,203)        6,311       3,892          738
Net income (loss)                        9,523     (7,122)        6,099       5,134        2,682
Preferred stock dividends                    -          -             -         102          847
Net income (loss) applicable to
   common shareholders                   9,523     (7,122)        6,099       5,032        1,835
Basic net (loss) income per share
   from continuing operations
   before discontinued operations    $   (0.92)   $ (1.95)    $    1.29    $   0.93    $   (0.03)
Basic net income (loss) per share
   applicable to common shareholders $    2.05    $ (1.51)    $    1.26    $   1.20    $    0.57
Basic weighted average common shares
   outstanding                           4,657      4,715         4,848       4,176        3,214
Diluted net (loss) income per share
   from continuing operations
   before discontinued operations    $   (0.92)   $ (1.95)    $    1.29    $  (0.03)   $   (0.03)
Diluted net income (loss) per share
   applicable to common shareholders $    2.05    $ (1.51)    $    1.25    $   1.19    $    0.54
Diluted weighted average common
   shares outstanding                    4,657      4,715         4,888       4,236        3,355


                                                  YEARS ENDED DECEMBER 31, (3)
                                       -----------------------------------------------------------
                                          2000        1999       1998          1997        1996
                                       ----------  ---------   ---------     ---------   ---------
                                                          (In thousands)
BALANCE SHEET DATA:
Working capital                        $ 41,520    $  31,395   $ 28,471      $ 22,869    $ 18,968

Total assets                             73,592       64,150     72,514        74,364      58,019
Long-term debt and capital lease
   obligations (less current portion)     1,485        1,793      3,794         6,226      21,198
Shareholders' equity                     53,421       43,299     52,128        47,317      19,165


         (1) In October 2000, Axsys merged with Automation Engineering, Inc. This merger was accounted for under the pooling of interests method of accounting and, accordingly, the results of Axsys' Consolidated Statement of Operations have been restated to include the accounts and operations of AEI. The operating results for AEI were not material to the combined results of Axsys for all periods prior to 2000, and therefore, results for those periods have not been restated.

         (2) In September 2000, Axsys acquired the stock of Westlake Technologies Corporation. This acquisition was accounted for under the purchase method of accounting and, accordingly, the results of Westlake's operations have been included in Axsys' Consolidated Statement of Operations since the date of acquisition. See Note 2 to the Consolidated Financial Statements.

         (3) In March 2000, we sold the Beau Interconnect division. Accordingly, Beau has been accounted for as a discontinued operation and the related net assets and operating results have been reported separately from continuing operations in all years presented. Revenues applicable to this discontinued operation were $846,000 during 2000 and $19.3 million during 1999. The net assets of Beau at December 31, 1999 have been included in current assets. All prior periods have been restated to reflect the divestiture.

         (4) In May 1997, Axsys acquired the stock of Teletrac, Inc. This acquisition was accounted for under the purchase method of accounting and, accordingly, the results of Teletrac's operations have been included in Axsys' Consolidated Statement of Operations since the date of acquisition. See Note 2 to the Consolidated Financial Statements.

         (5) In April 1996, Axsys acquired the stock of Precision Aerotech, Inc.("PAI") and, in October 1996, purchased substantially all of the assets of Lockheed Martin Beryllium Corporation ("LMBC"). These acquisitions have been accounted for under the purchase method of accounting and, accordingly, the results of the continuing operations of PAI and LMBC have been included in the Consolidated Statement of Operations since their respective dates of acquisition.

         (6) Includes the effects of a pre-tax special charge of $784,000 and an impairment of assets charge of $8,993,000 in 1999.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         On September 16, 1998, Axsys sold its Sensor Systems business unit , which manufactured position sensor devices such as potentiometers, pressure transducers and encoders primarily for defense and industrial automation applications, for $3.0 million, of which $1.0 million was in the form of a five-year, 10% subordinated note. Sensor Systems' land and building, which were not sold as part of this transaction, were sold during the third quarter of 1999 for approximately their book value of $750,000, net of retained liabilities. The disposal of Sensor Systems has been accounted for as a discontinued operation and, accordingly, the related net assets and operating results have been reported separately from continuing operations in all years presented. In addition, during 1998 the Company has reported separately a $2.5 million loss on the sale of Sensor Systems, which is net of a $1.8 million tax benefit. Revenues applicable to this discontinued operation during 1998 were $4.8 million.

         On March 17, 2000, we sold the net assets of the Beau Interconnect division for $31.8 million in cash and recorded an after-tax gain of approximately $14.1 million in the first quarter of 2000. Beau designs and manufactures interconnect devices, barrier terminal blocks and connectors. Accordingly, Beau has been accounted for as a discontinued operation and the related net assets and operating results have been reported separately from continuing operations in all years presented. Revenues applicable to this discontinued operation during 2000 and 1999 were $846,000 and $19.3 million, respectively. The net assets of Beau at December 31, 1999 have been included in current assets.

         On September 30, 2000, Axsys acquired Westlake Technologies Corporation. This acquisition has been accounted for using the purchase accounting method. Accordingly, the results of Westlake have been included in Axsys' Consolidated Statement of Operations since the date of acquisition.

         On October 18, 2000 Axsys merged with Automation Engineering, Inc.
(AEI). This merger has been accounted for using the pooling of interests method of accounting. Accordingly, the full year 2000 results of operations of AEI have been included in the Consolidated Statement of Operations. The operating results for AEI were not material to the combined results of Axsys for all periods prior to 2000, and, therefore, the results for those periods have not been restated.

         The following table sets forth certain financial data as a percentage of net sales for each of the past three years in the period ended December 31, 2000.

                                                             YEARS ENDED DECEMBER 31,
                                                         -------------------------------
                                                           2000       1999        1998
                                                         -------     -------     -------
Net sales:
Precision Components Group                                  54.4%       60.3%       64.8%
Automation Group                                            11.6         9.1         9.8
Distributed Products Group                                  34.0        30.6        25.4
                                                         -------     -------     -------
                                                           100.0       100.0       100.0
Cost of sales                                               78.6        75.4        70.6
                                                         -------     -------     -------

Gross profit                                                21.4        24.6        29.4
                                                         -------     -------     -------

Operating expenses:
  Selling, general and administrative expenses              23.8        20.1        17.6
  Research and development expenses                          3.8         3.9         3.5
  Restructuring charges                                      1.8        --          --
  Nonrecurring merger-related charges                        0.5        --          --
  Impairment of assets                                      --          10.5        --
  Amortization of intangible assets                          0.1         0.5         0.4
                                                         -------     -------     -------
Operating (loss)/income                                     (8.6)      (10.4)        7.9
                                                         -------     -------     -------
  Interest (income) expense, net                            (0.5)        0.5         0.7
  Special charge                                            --           0.9        --
  Other (income) expense                                    (0.4)       --           0.1
                                                         -------     -------     -------
                                                            (0.9)        1.4         0.8
                                                         -------     -------     -------
(Loss)/income from continuing operations before
  taxes and discontinued items                              (7.7)      (11.8)        7.1
  (Benefit)/provision for taxes                             (3.0)       (1.0)        0.7
                                                         -------     -------     -------
(Loss)/income from continuing operations before
   discontinued items                                       (4.7)      (10.8)        6.4
   Income/(loss) on discontinued operations,
      net of tax                                            15.1         2.5        (0.2)
                                                         -------     -------     -------

Net income/(loss)                                           10.4%       (8.3)%       6.2%
                                                         =======     =======     =======

Gross profit (as a percentage of related net sales):
Precision Components Group                                  17.6%       20.3%       27.7%
Automation Group                                            31.8        31.1        41.9
Distributed Products Group                                  32.2        31.1        29.0

COMPARISON OF YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999

      NET SALES. Net Sales in 2000 were $91.8 million, an increase of 7.5 percent, or $6.4 million, over sales of $85.4 million in 1999. Sales of the Precision Components Group were $49.9 million compared to $51.5 million in 1999. The 3 percent decrease in sales was caused by a combination of lower sales to aerospace and defense markets offset by improved markets for digital imaging scanners and print engines. Aerospace and defense sales were lower primarily due to relatively weak bookings during mid-1999. The recovery in aerospace and defense bookings that began late in 1999 and continued throughout 2000 resulted in a gradual increase in revenues over the course of 2000, although total year over year sales ended up modestly lower. Sales to worldwide digital imaging markets increased by 20 percent in 2000 versus 1999, as product introductions and general market conditions both improved. The Distributed Products Group reported record sales of $31.3 million compared to $26.2 million in 1999, an increase of 19.4 percent or $5.1 million. Business conditions were very strong for precision ball bearings and assemblies sold to industrial automation and electronics capital equipment markets. Sales of the Automation Group were $10.7 million in 2000 compared to $7.8 million in 1999. The $2.9 million, or 37.2 percent increase, was due to internal growth in sales of precision components for semiconductor production and inspection applications and the merger with Automation Engineering, Inc., accounted for as a pooling of interests, which increased sales by $1.4 million in 2000.

      GROSS PROFIT. Our gross profit was $19.7 million compared to $21.0 million in 1999. As a percent of sales, gross margin was 21.4 percent in 2000, compared to 24.6 percent in 1999. Margins in 2000 showed steady improvement over the full year, rising from a low of 4 percent in the first quarter to 29.3 percent in the fourth quarter. Restructuring charges recorded in the first quarter reduced gross margins by $2.5 million as we evaluated slow-moving and potentially obsolete inventories. Beginning in the second quarter, margins increased due to higher sales volume and improved operating efficiencies, including substantially reduced product returns and warranty claims. We began the implementation of Lean initiatives in 2000. When we introduced this program, initially there were incremental costs to reconfigure production processes and train employees. These costs began to be offset by improvements in throughput and lower scrap rates later in the year. In addition to benefits from Lean, gross margins in the fourth quarter were unusually high due to a very favorable product mix.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses were $21.8 million in 2000 compared to $17.2 million in 1999. The $4.6 million increase includes $1.2 million of costs directly attributable to the strategic realignment and the one-time costs to implement that program. Selling expenses increased by $1.2 million as we invested in marketing and sales personnel supporting commercial markets. Administrative costs rose by $2.3 million including $0.9 million of salaries and expenses to support the initial training and implementation of Lean initiatives and a substantial investment in telecommunications infrastructure. Incremental expenses in the Automation Group were $0.4 million to support the operations of AEI and the Fiber Automation Division. The balance of the increase in SG&A expenses was due to increased salaries, recruiting costs, incentive compensation expenses and legal expenses.

      RESEARCH AND DEVELOPMENT EXPENSES. Research and development ("R&D") expenses were $3.5 million in 2000 compared to $3.3 million in 1999. For the first three quarters of the year, a higher allocation of development engineering resources were charged to Cost of sales for production programs. In the fourth quarter alone, R&D investment increased by approximately $0.3 million to $1.0 million, versus $0.7 million in the comparable quarter of 1999. The change is substantially due to increased expenses in the Automation Group.

      IMPAIRMENT OF ASSETS. Late in 1999, we evaluated our strategic direction and long-range planning, including the recoverability of long-lived assets. In 1999, Axsys recorded a $7.1 million charge to write down the carrying value of goodwill related to the Teletrac acquisition and $1.9 million to write-off a note from Westlake Technology Corporation. (See Note 14 to the Consolidated Financial Statements).

      RESTRUCTURING CHARGES. Costs categorized as restructuring charges were $1.6 million in 2000 including severance costs, and costs to close certain facilities. We discuss these costs in more detail in Note 9 to the Consolidated Financial Statements.

      NON-RECURRING MERGER-RELATED CHARGES. We recorded $0.5 million of professional fees and expenses related to the merger with AEI in the fourth quarter. We expensed these costs according to generally accepted accounting principles for a pooling of interests merger.

      INTEREST EXPENSE, NET. Net interest income was $0.5 million in 2000 compared to net interest expense of $0.4 million in 1999. The proceeds from the divestment of the Beau Interconnect division in March 2000, after repaying outstanding bank debt and income taxes, provided investment income for most of the year. In addition, interest income was recorded on a note received from the 1998 sale of Sensor Systems.

      SPECIAL CHARGE. In 1999, we recorded a pre-tax special charge of $0.8 million for expenses related to the process of exploring the potential sale of the Company. We discontinued this process during the second quarter of 1999. (See Note 14 to the Consolidated Financial Statements).

      TAXES. Our effective rate for federal and state income taxes was 39.1 percent in 2000 compared to 8.4 percent in 1999. In 1999, we reversed $0.2 million of the tax valuation allowance against the discontinued operations of the Beau Interconnect division. As of December 31, 1999, the tax valuation allowance was $0.7 million. The decrease in the effective tax benefit rate in 1999 was primarily due to the non-deductibility of the goodwill that was carried on the balance sheet related to Teletrac and written down in the fourth quarter of 1999.

      DISCONTINUED OPERATIONS. In March 2000, we sold the Beau Interconnect division. Results of operations from the discontinued business have been reported separately from continuing operations in all periods presented. The sale of Beau resulted in a gain of $22.5 million before a tax provision of $8.4 million. We also recorded a charge of $1.3 million, before a tax benefit of $0.5 million, to increase environmental accruals for the remediation of two former operating sites. During 2000, our environmental consultants advised us to increase these accruals to better reflect the ongoing costs to complete the remediation of these sites. (See Note 3 to the Consolidated Financial Statements).

COMPARISON OF YEARS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998

      NET SALES. Net sales in 1999 were $85.4 million, a decrease of $13.2 million, or 13.3 percent, from $98.6 million in 1998. Sales of the Precision Components Group were $51.5 million compared to sales of $63.9 million in 1998, a decrease of $12.4 million. Sales to the commercial space market were lower by $5.7 million due to a major decline in commercial satellite optics programs. Partially offsetting this negative variance was an increase in sales to the defense market under a large national missile defense program. Digital imaging sales were $7.1 million lower due to soft market conditions, delays in new product introductions and the Asian economic crisis. Distributed Products Group sales were $26.2 million, an increase of 4 percent, or $1.1 million, from $25.1 million in 1998. The increase was primarily due to the increased market share achieved through the identification of new customers for precision ball bearings. Sales of the Automation Group decreased to $7.8 million, from $9.6 million in 1998. Weak market conditions in the electronics capital equipment market, particularly in the data storage segment, were the major cause of the $1.8 million decrease in sales.

      GROSS PROFIT. Overall gross profit decreased by $8.0 million, to $21.0 million, in 1999 from $29.0 million in 1998. Gross profit declined as a percent of sales to 24.6 percent in 1999 from 29.4 percent in 1998. The margin decline was attributable to lower sales in the Precision Components and Automation Groups.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses were $17.2 million in 1999, a decline of $0.2 million compared to $17.4 million in 1998. As a percent of net sales, SG&A increased to 20.1 percent in 1999 from 17.6 percent in 1998. Despite lower expenditures than the previous year, the lower sales volume caused the ratio of expenses to sales to rise.

      RESEARCH AND DEVELOPMENT EXPENSES. R&D expenses decreased by $0.1 million to $3.3 million in 1999, compared to expenses of $3.4 million in 1998. Spending on new product development for the electronics capital equipment market was lower in 1999.

      IMPAIRMENT OF ASSETS. In connection with our annual evaluation of strategic direction and long-range planning, we evaluated the recoverability of long-lived assets. We recorded charges of $9.0 million related to its investments in the data storage industry, including Teletrac and Westlake Technology Corporation. There were no impairment charges in 1998.

      INTEREST EXPENSE, NET. Net interest expense decreased to $0.4 million in 1999 from $0.6 million in 1998. Lower average borrowings reduced interest expenses and interest income recorded on a note received in the sale of Sensor Systems and a note from Westlake contributed to increased interest income. (See Notes 2 and 3 in the Consolidated Financial Statements).

      SPECIAL CHARGE. We recorded a pre-tax special charge of $0.8 million for expenses related to the process of exploring the potential sale of the Company in 1999. We discontinued this process during the second quarter of 1999. (See
Note 14 to the Consolidated Financial Statements).

      TAXES. Our effective rate for federal and state income taxes decreased to
8.4 percent in 1999 from 10.3 percent in 1998. Commencing in the second quarter of 1998, we began to offset our tax provision by the reversal of a portion of a tax valuation allowance. In 1999, we reversed $0.2 million of the tax valuation allowance against the discontinued operations of the Beau Interconnect division. As of December 31, 1999, the tax valuation allowance was $0.7 million. The decrease in the effective tax benefit rate in 1999 was primarily due to the non-deductibility of the goodwill that was carried on the balance sheet related to Teletrac and written down in the fourth quarter of 1999.

      DISCONTINUED OPERATIONS. In March 2000, we sold Beau and in September 1998, we sold the Sensor Systems division. Results of operations from the discontinued businesses have been reported separately from continuing operations in both years. Included in the 1998 Discontinued operations section are the income from Beau and Sensor Systems, and a loss, net of taxes, on the sale of Sensor Systems.

LIQUIDITY AND CAPITAL RESOURCES

      Axsys funds its operations primarily from cash flow generated by operations and cash on hand as a result of the divestment of Beau in the first quarter of 2000. Prior to the Beau divestment, we also relied on an $11.0 million bank credit facility as a major source of funds. The bank credit facility was paid off and terminated in the first quarter of 2000.

      Net cash provided by or (used in) operations was ($8.8 million) for the year ended December 31, 2000, $3.0 million for the year ended December 31, 1999 and $4.9 million for the year ended December 31, 1998. Totals for the year ended December 31, 2000 exclude the non-operating gain on the divestment of Beau of $13.8 million. Included in that year's (decrease) in current liabilities are income tax payments of $4.9 million caused by the Beau gain. Excluding income tax payments on the Beau gain, cash (used in) operating activities in 2000 was ($3.9 million). The decrease in cash was largely caused by the $4.3 million loss from continuing operations, including the effects of restructuring charges recorded and paid through the end of the year. Accounts receivable balances increased due to higher billings at the end of the fourth quarter. This effect was offset by a decrease in inventories and other assets, and the effects of non-cash depreciation and amortization charges.

      In 1999, cash flow provided by operating activities was $3.0 million, primarily due to lower working capital funding and the effect of non-cash charges for depreciation and amortization. Working capital changes included lower receivables, offset by lower accounts payable related to inventory purchases and lower accruals for incentive compensation. Cash flow provided by operating activities in 1998 (excluding the loss on divestment of Sensor Systems of $2.5 million) was due to increased earnings from operations, offset by increased inventories and decreases in accounts payable, accrued expenses, and other liabilities.

      Net cash provided by or (used in) investing activities was $27.4 million for the year ended December 31, 2000, ($3.5 million) for the year ended December 31, 1999, and ($1.9 million) for the year ended December 31, 1998. The major source of funds in 2000 was the gross proceeds from the divestment of Beau in March 2000 of $31.2 million. Capital spending in 2000 was $3.9 million, including an investment of $1.3 million to expand the Motion Control manufacturing facility as well as investments in telecommunications infrastructure. During 1999, cash flow used in investing activities included capital expenditures of $3.7 million and advances of $0.8 million to Westlake Technology Corporation in exchange for exclusive rights to market and sell Westlake's electronic and electromechanical test equipment. Cash used in investing activities in 1998 included net proceeds from the sale of Sensor Systems of $3.6 million, net of a tax benefit of $1.8 million. The net proceeds were more than offset by capital expenditures of $4.4 million to support operations as well as Year 2000 information systems compliance, plus $1.1 million of advances to Westlake Technology Corporation.

      Net cash from financing activities was ($4.1 million) for the year ended December 31, 2000, $0.9 million for the year ended December 31, 1999 and ($3.8 million) for the year ended December 31, 1998. Axsys repaid the outstanding balance of $4.6 million on borrowings under an $11.0 million senior secured revolving credit facility in conjunction with the sale of Beau on March 17, 2000. The facility was subsequently terminated.

      During 1999, in addition to net proceeds from borrowings under existing credit facilities and payments under capital lease obligations, Axsys expended $1.4 million to purchase 142,700 shares of its common stock in open market transactions. (see Note 4 to the Consolidated Financial Statements).

      As of December 31, 2000, Axsys had no significant obligations or commitments for capital expenditures other than those arising in the ordinary course of business. The 2001 Profit Plan includes a capital expenditure budget of $7.6 million. We believe that cash on hand and cash generated from operations will be sufficient to finance capital expenditures, working capital requirements and operations for the next year. Although no acquisitions are planned as of February 2001, Axsys would consider the issuance of additional common stock to acquire strategically important businesses.

BACKLOG

      A substantial portion of our business is of a build-to-order nature requiring various engineering, manufacturing, testing and other processes to be performed prior to shipment. As a result, we generally have a significant backlog of orders to be shipped. Our backlog of orders increased by 52.0% or $22.2 million, to $64.9 million at December 31, 2000 from $42.7 million at December 31, 1999. This increase was driven by substantial increases in bookings in all three segments, with the Precision Components Group reporting the largest increase due to strong bookings in aerospace and defense markets. We believe that a substantial portion of our backlog of orders at December 31, 2000 will be shipped over the next twelve months.

YEAR 2000 TRANSITION

      Year 2000 compliance issues had no significant impact on the financial condition of Axsys in 2000 or in 1999. The cost of Year 2000 compliance remediation from continuing operations was approximately $1.1 million, recorded in 1999.

RECENTLY ISSUED ACCOUNTING STANDARDS

      In 2000, Axsys adopted SAB 101 "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of the revenue in the financial statements. The adoption of SAB 101 did not have a material impact on our consolidated results of operations, financial condition or cash flow.

      Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998. SFAS No. 133, as amended by SFAS No. 138, is effective for fiscal years beginning after June 15, 2000. Management believes that the implementation of the statement will not have a material impact on the consolidated financial position or consolidated results of operations of Axsys. We adopted the standard on January 1, 2001.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

      This filing contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding our ability to reduce design and manufacturing lead times and manufacturing costs, our ability to integrate existing technologies, our ability to implement our strategy to develop and sell, among other things, higher level subsystems and automation production and test systems, the ability to sell to new customers and markets and to increase the level of value added we provide to customers, the receipt and shipment of orders by Axsys, our objective to grow through strategic acquisitions and anticipated expenditures for environmental remediation. One can identify these forward-looking statements by the use of the words such as "expect," "anticipate," "plan," "may," "will," "estimate" or other similar expressions. Discussion containing such forward-looking statements is found in the material set forth under "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as within the filing generally. One should understand that many factors could cause actual results to differ from those expressed or implied in the forward-looking statements. These factors include those discussed below as well as inaccurate assumptions. Axsys cautions the reader, however, that this list of factors may not be exhaustive.

RISK FACTORS

      The following risk factors should be considered carefully in addition to the other information contained in this filing.

      OUR OPERATING RESULTS MAY VARY SUBSTANTIALLY DUE TO FACTORS THAT ARE DIFFICULT TO FORECAST. Factors such as announcements of technological innovations or new products by Axsys or our competitors, domestic and foreign general economic conditions and the cyclical nature of the industries that we serve could cause substantial variations in our operating results. The defense, aerospace, high-end digital imaging, electronics capital equipment and semi-conductor markets, each of which represents a significant market for our products, have historically been subject to substantial economic fluctuations due to changing demands for their products and services, introduction of new products and product obsolescence. If these fluctuations recurred they could have an adverse impact on our business, financial condition or results of operations. We have experienced, and expect to continue to experience, significant fluctuations in our quarterly and annual operating results due to a variety of factors, including:
      o     market acceptance of new and enhanced versions of our products
      o     timing and shipment of significant orders
      o     mix of products sold
      o     length of sales cycles
      o     plant openings and closings
      o     the timing of acquisitions or dispositions
      o delays in raw materials shipments, as well as other manufacturing delays and disruptions;
      o     completion of large projects
      o     the level of backlog of orders
      o     domestic and foreign general economic conditions, and
      o     cyclicality in the markets that we serve.

      To some extent, our net sales and operating results for a specific quarter will depend upon generating orders to be shipped in the same quarter in which the order is received. The failure to receive anticipated orders or delays in shipments near the end of a particular quarter, due, for example, to unanticipated rescheduling or cancellations of shipments by our customers or unexpected manufacturing difficulties, may cause our net sales in a particular quarter to fall significantly below expectations, which could have a material adverse effect on our business, financial condition and results of operations for such quarter. See "Business--Market Overview" and "Management's Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations-Comparison of Years Ended December 31, 2000 and December 31, 1999."

      THE RAPID PACE OF TECHNOLOGICAL CHANGE WILL REQUIRE CONTINUOUS NEW PRODUCT DEVELOPMENT. Our success will continue to depend in substantial part upon our ability to introduce new products that keep pace with technological developments and evolving industry standards and to apply appropriate levels of engineering, research and development resources necessary to keep pace with such developments. In addition, our success will depend on how well we respond to changes in customer requirements and achieve market acceptance for our products and capabilities. Any failure by Axsys to anticipate or respond adequately to technological developments and customer requirements could have a material adverse effect on our business, financial condition and results of operations. In order to develop new products successfully, we are dependent upon close relationships with our customers and their willingness to share proprietary information about their requirements and participate in collaborative efforts with us. We cannot assure you that our customers will continue to provide us with timely access to such information or that we will be successful in developing and marketing new products and services or their enhancements. In addition, we cannot assure you that the new products and services or their enhancements, if any, that we develop, will achieve market acceptance.

      OUR BUSINESS IS CONCENTRATED IN TWO MAJOR INDUSTRIES THAT ARE SUBJECT TO ECONOMIC CYCLES. A significant portion of our business and business development efforts are concentrated in the defense and, to a lesser extent, electronics capital equipment industries. Our business depends, in significant part, upon the U.S. Government's continued demand in the area of defense for high-end, high performance components and subsystems of the type that we manufacture. Approximately 22.0% of our net sales in 2000 and 24.6% of net sales in 1999 were derived directly from contracts with the U.S. Government, or agencies or departments thereof, or indirectly from subcontracts with U.S. Government contractors. The majority of these Government contracts are subject to termination and renegotiation. As a result, our business, financial condition and results of operations may be materially affected by changes in U.S. Government expenditures for defense.

      Additionally, we currently intend to continue to develop the portion of our business dependent upon manufacturers in the electronics capital equipment industry that provide equipment used in the semiconductor, mass data storage and flat panel display industries. This business development will depend, in part, upon capital expenditures by manufacturers of electronics capital equipment, which in turn depend upon the current and anticipated market demand for semiconductor, mass data storage and flat panel display devices. The semiconductor, mass data storage and flat panel display industries have been highly volatile and historically have experienced periods of oversupply, resulting in significantly reduced demand for capital equipment. This volatility could have a material adverse effect on our business in the electronics capital equipment industry.

      OUR MARKETS ARE EXTREMELY COMPETITIVE. We compete primarily on the basis of our ability to design and engineer our products to meet performance specifications set by our customers, most of whom are OEMs who purchase component parts or subsystems for inclusion in their end products. Product pricing and quality, customer support, experience, reputation and financial stability are also important competitive factors.

      There are a limited number of competitors in each of the markets for the various types of precision optical and positioning components and subsystems that we sell. Our competitors, especially those in the precision optical and positioning product lines, are typically focused on a smaller number of product offerings than we are, and they are often well entrenched. Some of our competitors have substantially greater resources than we do. Our competitors could develop enhancements to or future generations of competitive products that will offer superior price or performance features to ours. In addition, new processes or technologies could emerge that render our products less competitive or obsolete.

      In addition, a substantial investment is required by an existing or potential customer to integrate capital equipment into a production line, or to integrate components and subsystems into their product design. We believe that once a customer has selected certain capital equipment or certain components or subsystems from a particular vendor, the customer generally relies upon that vendor to provide equipment for the specific production line or product application and may seek to rely upon that vendor to meet other capital equipment or component or subsystem requirements. Accordingly, Axsys may be at a competitive disadvantage with respect to a prospective customer that chooses to utilize a competitor's manufacturing equipment or components or subsystems.

      Further, there are numerous competitors in markets to which we distribute precision ball bearings. Our competitors, who vary in size, include other ball bearings distributors as well as ball bearing manufacturers.

      The bases of competition in the industries in which we compete could shift and we may not be able to compete successfully.

      SALES OF OUR PRODUCTS ARE DEPENDENT ON CAPITAL SPENDING PATTERNS BY OUR CUSTOMERS, WHICH ARE CYCLICAL. Our products can range in price from several hundred dollars per component to upwards of one million dollars or more for an integrated system. These products can represent significant capital expenditures for our customers and are subject to their capital budgeting and approval processes. Our customer's capital budgets may be subject to fluctuations due to general economic conditions domestically and overseas, industry economic cycles and customer specific circumstances. Semiconductor, data storage, and related capital equipment markets can be subjected to sudden and extreme variations in supply and demand for products, including our own. Any of these factors could have a material adverse effect on our business, financial condition, and results of operations.

      WE ARE DEVELOPING ADVANCED AUTOMATION SYSTEMS FOR THE PHOTONICS INDUSTRY AND OUR PRODUCTS MAY NOT ACHIEVE BROAD MARKET ACCEPTANCE. Our engineered subsystems and automated production and test systems are sold to end-users that manufacture fiber optics/photonic components. These production and test systems integrate many of our precision optical and positioning components and subsystems with vision systems, robotics and electronic controls produced by third party companies. We may not be able to successfully integrate all of these technologies into the advanced systems that we believe that this market will eventually demand. We also may not be able to accurately assess the requirements of our customers and design effective solutions. Axsys plans to continue to invest heavily in engineering resources and manufacturing capacity for this growing market. Our ability to recover this investment and the potential demand for our products is largely dependent upon photonics companies deciding to adopt advanced, automated systems. We have no control over those decisions. Any of these factors could have a material adverse effect on our business, financial condition, and results of operations.

      OUR LEVELS OF INTERNATIONAL SALES AND PURCHASES COULD POSE RISKS TO OUR OPERATING RESULTS. Our international sales from continuing operations accounted for approximately 19.4% of net sales in 2000, 15.0% in 1999, and 15.8% in 1998. In addition, certain of our products are sold to domestic customers who use them in products they sell to international markets. Also, we purchase a substantial portion of our ball bearing products from two foreign suppliers and certain other products from other foreign suppliers. Our international sales and purchases are subject to a number of risks generally associated with international operations, including general economic conditions, import and export duties and restrictions, currency fluctuations, changes in regulatory requirements, tariffs and other barriers, political and economic instability and potentially adverse tax consequences. Any of these factors could have a material adverse effect on our business, financial condition and results of operations.

      WE MAY NOT BE ABLE TO SUCCESSFULLY MANAGE EXPANDED OPERATIONS AND ACQUISITIONS. Over the years, we have made several acquisitions of complementary businesses, which we continue to integrate. This integration strategy includes combining sales channels and customer service operations of these companies as well as integrating their engineering and manufacturing resources to develop value-added systems incorporating our technological capabilities. We cannot assure you that we will be successful in the integration process.

      In addition, as part of our business development strategy, we plan to pursue further acquisitions in order to expand our product offerings, add to or enhance our base of technical and sales personnel or provide desirable customer relationships. This growth could result in a significant strain on our managerial, financial, engineering and other resources. The rate of our future expansion, if any, in combination with the complexity of the technologies involved in our businesses, may demand an unusually high level of managerial effectiveness in anticipating, planning, coordinating and meeting our operational needs as well as the needs of our customers. Additionally, there can be no assurance that Axsys will be able to acquire complementary businesses on a cost-effective basis, integrate acquired operations into our organization effectively, retain and motivate key personnel, or retain customers of acquired firms. We compete for attractive acquisition candidates with other companies or investors, and that competition could increase the cost of pursuing our acquisition strategy or reduce the number of attractive candidates to be acquired. Although Axsys reviews and considers possible acquisitions on an on-going basis, no specific acquisitions are being negotiated or planned as of the date of this report.

      MANY KEY PRODUCT COMPONENTS COME FROM SINGLE SOURCE SUPPLIERS. A significant portion of our precision machining business depends on the adequate supply of specialty metals, such as beryllium, at competitive prices and on reasonable terms. We currently procure all of our beryllium from Brush Wellman, the sole U.S. supplier, and expect to continue to rely on Brush Wellman for beryllium for the foreseeable future. Although we have not experienced significant problems with our supplier in the past, there can be no assurance that such relationship will continue or that we will continue to obtain such supplies at cost levels that would not adversely affect our gross margins. The partial or complete loss of Brush Wellman as a supplier of beryllium, or production shortfalls or interruptions that otherwise impair our supply of beryllium, would have a material adverse effect on our business, financial condition and results of operations. It is uncertain whether alternative sources of supply could be developed without a material disruption in our ability to provide beryllium products to our customers.

      Although we have not experienced significant problems with our other suppliers in the past, there can be no assurance that such relationships will continue or that, in the event of a termination of our relationships with those other suppliers, we would be able to obtain alternative sources of supply without a material disruption in our ability to provide products to our customers. In addition, we purchase a substantial amount of ball bearings that we distribute from two foreign suppliers. Any material disruption in our supply of products would have a material adverse effect on our business, financial condition or results of operations.

      OUR FUTURE SUCCESS DEPENDS ON OUR ABILITY TO RETAIN KEY PERSONNEL. Axsys' success depends to a significant extent on the continued services of our key executive officers and senior management personnel. The loss of the services of one or more of these individuals may have a material adverse effect on our business, financial condition and results of operations. We do not maintain key man life insurance on our executive officers. In addition, since our continued success is largely dependent upon our ability to design, manufacture and sell high-performance components and subsystems for the high-performance technology market, we are particularly dependent upon our ability to identify, attract, motivate and retain qualified technical personnel, including engineers and skilled machinists, with the requisite educational background and industry experience. Our employees may voluntarily terminate their employment with us at any time, and competition for such personnel is intense. Accordingly, we cannot assure that we will be successful in retaining our existing personnel. The loss of the services of a significant number of our technical or skilled personnel, or the future inability to attract technical or skilled personnel, could have a material adverse effect on our business, financial condition and results of operations.

      WE MUST PROTECT OUR INTELLECTUAL PROPERTY RIGHTS. The patents of competitors could impact our business. Our ability to compete effectively with other companies will depend, in part, on our ability to maintain the proprietary nature of our technology. We rely upon a combination of patents, trademarks and trade secrets, non-disclosure agreements and other forms of intellectual property protection to safeguard certain of our proprietary technology. We cannot assure you as to the degree of protection offered by these patents or as to the likelihood that patents will be issued for pending applications. We also cannot assure you that we will be able to maintain the confidentiality of our trade secrets or that our non-disclosure agreements will provide meaningful protection of our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information.

      Competitors in the United States and foreign countries, many of which have substantially greater resources than we do and have made substantial investments in competing technologies, may have applied for or obtained, or may in the future apply for and obtain, patents that will prevent, limit or interfere with our ability to make and sell some of our products. Although we believe that our existing products do not infringe on the patents or other proprietary rights of third parties, third parties could assert infringement claims against us and such claims could be successful.

      WE MUST COMPLY WITH STRICT ENVIRONMENTAL REGULATIONS, BOTH COMPLIANCE AND NON-COMPLIANCE, COULD RESULT IN MATERIAL LIABILITIES OR COSTS. We are subject to a variety of federal, state and local laws, rules and regulations relating to the use, storage, discharge and disposal of hazardous chemicals used during our engineering, research and development and manufacturing activities. Failure to comply with applicable environmental requirements could result in substantial liability to Axsys, suspension or cessation of our operations, restrictions on our ability to expand our operations or requirements for the acquisition of additional equipment or other significant expense, any of which could have a material adverse effect on our business, financial condition and results of operations. In addition, we cannot assure you (a) that changes in federal, state or local laws, regulations or regulatory policy, or the discovery of unknown problems or conditions, will not in the future require substantial expenditures, or (b) as to the extent of our liabilities, if any, for past failures, if any, to comply with applicable environmental laws, regulations and permits, any of which also could have a material adverse effect on our business, financial condition and results of operations.

      During 2000, Axsys recorded a charge to discontinued operations of $1.3 million, before a tax benefit of $0.5 million, relating to increases in reserves for certain environmental costs associated with formerly owned properties. The current accruals of $1.6 million associated with these sites assume that certain approvals will be received from state regulatory authorities. However, there can be no assurance that we will receive these approvals. If these approvals are not received, our costs could increase substantially. In addition, even if such approvals are received, the costs actually incurred may exceed the reserves established.

      We have made and continue to make investments in protective equipment, process controls, manufacturing procedures and training in order to minimize the risks to our employees, surrounding communities and the environment due to the presence and handling of hazardous materials. The failure to properly handle these materials could lead to harmful exposure for employees or to the discharge of certain hazardous waste materials. Since Axsys does not carry environmental impairment insurance, such a failure could lead to a material adverse effect on our business, financial condition and results of operations. Also, environmental problems could develop in the future which would have a material adverse effect on our business, financial condition and results of operations.

      WE MUST CONTINUE TO INVEST SIGNIFICANT RESOURCES TO MAINTAIN AND UPGRADE OUR MANUFACTURING CAPABILITIES. We have invested, and intend to continue to invest, in state-of-the-art equipment in order to increase, expand, update or relocate our manufacturing capabilities and facilities. Changes in technology or sales growth beyond currently established manufacturing capabilities will require that we make further investment. There can be no assurance that we will generate sufficient funds from operations to finance any required investment or that other sources of funding will be available on terms acceptable to us, if at all. Furthermore, any further expansion could negatively impact our business, financial condition or results and operations.

      ONE SHAREHOLDER CONTROLS A SIGNIFICANT BLOCK OF AXSYS STOCK AND THIS CONCENTRATION COULD AFFECT IMPORTANT OPERATING DECISIONS. The Chairman of the Board and Chief Executive Officer of Axsys owns approximately 27% of the outstanding common stock as of December 31, 2000. As a result, he will have the ability to exert influence with respect to corporate actions, including the election of directors and certain sales or mergers and acquisitions.

      OUR STOCK PRICE HAS BEEN VOLATILE AND MAY CONTINUE TO FLUCTUATE SUBSTANTIALLY. The price of our common stock may be subject to significant fluctuations. That price volatility may be attributable, at least in part, to the limited number of shares generally available for sale in the public market. In addition, factors, for example, actual or anticipated quarterly fluctuations in our financial results, changes in recommendations or earnings estimates by securities analysts, announcements of technological innovations or new commercial products or services and the timing of announcements of acquisitions or dispositions by Axsys or our competitors, as well as conditions in our markets generally, may have a significant adverse effect on the market price of our common stock. Furthermore, the stock market historically has experienced volatility which has particularly affected the market prices of securities of many technology companies and which sometimes has been unrelated to the operating performances of such companies.

      CERTAIN ANTI-TAKEOVER PROVISIONS COULD CAUSE HARM TO OUR SHAREHOLDERS. Our Certificate of Incorporation, as amended (the "Certificate of Incorporation"), our By-Laws (the "By-Laws") and the Delaware General Corporation Law ("DGCL") contain certain provisions which could delay or impede the removal of incumbent directors and could make a merger, tender offer or proxy contest involving Axsys more difficult, even if such a transaction would be beneficial to the interests of the shareholders, or could discourage a third party from attempting to acquire control of Axsys.

      We have authorized 4,000,000 shares of our preferred stock, none of which is currently outstanding, and which we could issue without further shareholder approval and upon terms and conditions, and having rights, privileges and preferences, as the Board of Directors may determine. We have no current plans to issue any preferred stock.

      The By-Laws include provisions establishing advance notice procedures with respect to shareholder proposals and director nominations, and permitting the calling of special shareholder meetings only by the written consent of three-quarters of the Board of Directors or the Chairman of the Board. The Certificate of Incorporation provides that in lieu of a meeting, action may be taken by written consent of our shareholders only by unanimous consent. These provisions could have the effect of delaying, deterring or preventing a change in control of Axsys, and may adversely affect the voting and other rights of holders of common stock.

      In addition, we are subject to section 203 of the DGCL, which, among other things and subject to certain exceptions, restricts certain transactions and business transactions between a corporation and a shareholder owning 15% or more of the corporation's outstanding voting stock (an "interested shareholder") for a period of three years from the date the shareholder becomes an interested shareholder. These provisions may have the effect of delaying or preventing a change of control of Axsys without action by the shareholders and, therefore, could adversely affect the price of our common stock. In the event of a change of control of Axsys, the vesting of outstanding options issued under our long-term stock incentive plan may be accelerated at the discretion of the committee administering the plan or may be required to be accelerated under certain circumstances provided for in each incentive agreement.

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

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

      The information required by Part III is incorporated by reference to Axsys' definitive proxy statement in connection with its 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days following the end of Axsys' fiscal year ended December 31, 2000. If such proxy statement is not so filed, such information will be filed as an amendment to this Form 10-K within 120 days following the end of Axsys' fiscal year ended December 31, 2000.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) AND (2) AND (d) FINANCIAL STATEMENTS

      See accompanying index to consolidated financial statements and schedule.

(a)(3)  EXHIBITS

      See accompanying index to Exhibits.

(b) REPORTS ON FORM 8-K

      Report on Form 8-K filed on October 31, 2000 regarding the purchase of Automation Engineering, Inc.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:     MARCH 19, 2001           AXSYS TECHNOLOGIES, INC.
      ---------------------         (REGISTRANT)

                                    By /s/ STEPHEN W. BERSHAD
                                       -----------------------
                                       STEPHEN W. BERSHAD
                                       CHAIRMAN OF THE BOARD OF DIRECTORS
                                       AND CHIEF EXECUTIVE OFFICER

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated this the 19th day of March 2001.


  /s/ Stephen W. Bershad               Chairman of the Board of
  ------------------------------       Directors and Chief Executive
  STEPHEN W. BERSHAD                   Officer


  /s/ Mark J. Bonney                   President, Chief Operating  Officer
  ------------------------------       & Director
  MARK J. BONNEY

  /s/ John E. Hanley                   Vice President, Chief Financial Officer,
  ------------------------------       Treasurer & Secretary
  JOHN E. HANLEY

  /s/ Anthony J. Fiorelli, Jr.         Director
  ------------------------------
  ANTHONY J. FIORELLI, JR.

  /s/ Eliot M. Fried                   Director
  ------------------------------
  ELIOT M. FRIED

  /s/ Robert G. Mcconnell              Director
  ------------------------------
  ROBERT G. McCONNELL

  /s/ Richard F. Hamm, Jr.             Director
  ------------------------------
  RICHARD F. HAMM, JR.

                           ANNUAL REPORT ON FORM 10-K

                  ITEM 8, ITEM 14(a)(1) AND (2) AND ITEM 14(d)

   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                              FINANCIAL STATEMENTS

                          YEAR ENDED DECEMBER 31, 2000

                            AXSYS TECHNOLOGIES, INC.

                FORM 10-K -- ITEM 14(a)(1) AND (2) AND ITEM 14(d)

                            AXSYS TECHNOLOGIES, INC.

   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE





The following consolidated financial statements of Axsys Technologies, Inc. are included in Item 8:

  Report of Independent Public Accountants...................................................................F-3

  Consolidated Balance Sheets -- December 31, 2000 and 1999..................................................F-4

  Consolidated Statements of Operations -- For the years ended December 31, 2000,
   1999 and 1998.............................................................................................F-6

  Consolidated Statements of Cash Flows -- For the years ended December 31, 2000,
   1999 and 1998.............................................................................................F-7

  Consolidated Statements of Shareholders' Equity -- For the years ended December 31,
   2000, 1999 and 1998.......................................................................................F-8

  Notes to consolidated financial statements.................................................................F-9

  The following consolidated financial statement schedule of Axsys Technologies, Inc., is included in Item 14(d):

  Schedule II -- Valuation and qualifying accounts..........................................................F-23

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders of
Axsys Technologies, Inc.:


      We have audited the accompanying consolidated balance sheets of Axsys Technologies, Inc., a Delaware corporation, and its subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Axsys Technologies, Inc. and subsidiaries, as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

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




                                            ARTHUR ANDERSEN LLP





New York, New York
February 16, 2001

                            AXSYS TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                             (Dollars in thousands)


                                                            DECEMBER 31,
                                                        -------------------
                                                         2000        1999
                                                        -------     -------
      ASSETS
CURRENT ASSETS:

Cash and cash equivalents                               $14,850     $   385
Accounts receivable, net of allowance for doubtful
  accounts of $527 in 2000 and $503 in 1999              13,937      11,537
Inventories                                              25,435      25,866
Net assets held for sale                                     --       7,227
Other current assets                                      3,293       2,994
                                                        -------     -------

        TOTAL CURRENT ASSETS                             57,515      48,009

NET PROPERTY, PLANT AND EQUIPMENT                       $12,816      11,949

EXCESS OF COST OVER NET ASSETS ACQUIRED, net of
  accumulated amortization of $1,138 in 2000
  and $1,034 in 1999                                      3,062       3,883

OTHER ASSETS                                                199         309
                                                        -------     -------

        TOTAL ASSETS                                    $73,592     $64,150
                                                        =======     =======










          See accompanying notes to consolidated financial statements.

                            AXSYS TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                  (Dollars in thousands, except per share data)


                                                                          DECEMBER 31,
                                                                    ----------------------
                                                                      2000          1999
                                                                    --------      --------
      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:

Accounts payable                                                    $  7,009      $  6,207
Accrued expenses and other liabilities                                 8,172         5,282
Current portion of long-term debt and capital lease obligations          814         5,125
                                                                    --------      --------

    TOTAL CURRENT LIABILITIES                                         15,995        16,614

CAPITAL LEASES, less current portion                                   1,485         1,793

OTHER LONG-TERM LIABILITIES                                            2,691         2,444

SHAREHOLDERS' EQUITY:

COMMON STOCK, $.01 PAR VALUE:
  authorized 30,000,000 shares, issued 4,792,674
  at December 31, 2000 and 4,789,434 at December 31, 1999                 47            47


CAPITAL IN EXCESS OF PAR                                              39,675        39,448

RETAINED EARNINGS                                                     14,965         5,442

TREASURY STOCK, at cost, 108,553 at December 31,
  2000 and 152,338 shares at December 31, 1999                        (1,266)       (1,638)
                                                                    --------      --------

    TOTAL SHAREHOLDERS' EQUITY                                        53,421        43,299
                                                                    --------      --------

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $ 73,592      $ 64,150
                                                                    ========      ========






          See accompanying notes to consolidated financial statements.

                            AXSYS TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  (Dollars in thousands, except per share data)

                                                                                     YEARS ENDED DECEMBER 31,
                                                                          ---------------------------------------------
                                                                             2000             1999             1998
                                                                          -----------      -----------      -----------
NET SALES                                                                 $    91,841      $    85,418      $    98,559

Cost of sales                                                                  72,178           64,413           69,582
Selling, general and administrative expenses                                   21,847           17,188           17,359
Research and development expenses                                               3,484            3,350            3,447
Restructuring charge                                                            1,655               --               --
Nonrecurring merger-related charges                                               460               --               --
Impairment of assets                                                               --            8,993               --
Amortization of intangible assets                                                 105              400              400
                                                                          -----------      -----------      -----------
OPERATING (LOSS)/INCOME                                                        (7,888)          (8,926)           7,771
                                                                          -----------      -----------      -----------
Interest (income)/expense, net                                                   (496)             376              649
Special charge                                                                     --              784               --
Other (income)/expense                                                           (324)             (29)              84
                                                                          -----------      -----------      -----------
(LOSS)/INCOME FROM CONTINUING OPERATIONS BEFORE
  TAXES AND DISCONTINUED OPERATIONS                                            (7,068)         (10,057)           7,038
(Benefit)/provision for income taxes                                           (2,764)            (854)             727
                                                                          -----------      -----------      -----------
(LOSS)/INCOME FROM CONTINUING OPERATIONS BEFORE
  DISCONTINUED OPERATIONS                                                      (4,304)          (9,203)           6,311
                                                                          -----------      -----------      -----------
Discontinued Operations:
  Income from operations, net of tax expense of $333 in 2000, $866 in
  1999 and $336 in 1998                                                           513            2,081            2,277

  Gain/(loss) on disposal, net of tax provision of $7,947 in 2000 and
  tax benefit of $1,777 in 1998                                                13,314               --           (2,489)
                                                                          -----------      -----------      -----------
INCOME (LOSS) ON DISCONTINUED OPERATIONS, net of tax                           13,827            2,081             (212)
                                                                          -----------      -----------      -----------
NET INCOME/(LOSS)                                                         $     9,523      $    (7,122)     $     6,099
                                                                          ===========      ===========      ===========
BASIC (LOSS)/EARNINGS PER SHARE:
  (Loss)/income from continuing operations                                $     (0.92)     $     (1.95)     $      1.30
  Discontinued operations                                                        2.97             0.44            (0.04)
                                                                          -----------      -----------      -----------
                                                                          $      2.05      $     (1.51)     $      1.26
                                                                          ===========      ===========      ===========
Weighted average basic common shares outstanding (1)                        4,656,581        4,714,997        4,848,409
                                                                          ===========      ===========      ===========
DILUTED (LOSS)/EARNINGS PER SHARE:
  (Loss)/income from continuing operations                                $     (0.92)           (1.95)     $      1.29
  Discontinued operations                                                        2.97             0.44            (0.04)
                                                                          -----------      -----------      -----------
  Total                                                                   $      2.05      $     (1.51)     $      1.25
                                                                          ===========      ===========      ===========
Weighted average diluted common shares outstanding (1)                      4,656,581        4,714,997        4,888,206
                                                                          ===========      ===========      ===========

(1) As per generally accepted accounting principles, the computation of net loss per share is based on the weighted average basic shares outstanding when there is an operating loss from continuing operations.

          See accompanying notes to consolidated financial statements.

                            AXSYS TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in thousands)



                                                                                              YEARS ENDED DECEMBER 31,
                                                                                   ---------------------------------------------
                                                                                      2000             1999             1998
                                                                                   -----------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)                                                                  $    9,523        $   (7,122)      $   6,099
Adjustments to reconcile net income/(loss) to cash provided by operating activities:
      (Gain)/loss on disposal of discontinued operations, net of taxes                (13,776)                -           2,489
      Impairment of assets                                                                  -             8,993               -
      Deferred income taxes                                                               585              (568)         (1,711)
      Depreciation and amortization                                                     3,108             2,992           2,895
      Change in net assets of discontinued operations                                  (1,476)           (1,829)           (350)
      (Increase) decrease in accounts receivable                                       (2,386)            3,300             777
      Decrease (increase) in inventories                                                  889              (819)         (1,214)
      (Increase) decrease in other current assets                                        (314)              275             190
      Decrease in accounts payable, accrued expenses and other liabilities             (4,487)           (2,004)         (4,296)
      Increase in other long-term liabilities                                            (492)             (333)           (164)
      Other-net                                                                             9                66             222
                                                                                   -----------      -----------      -----------

              NET CASH (USED IN)/PROVIDED BY OPERATING ACTIVITIES                      (8,817)            2,951           4,937
                                                                                   -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                (3,947)           (3,659)         (4,423)
   Disposal of capital equipment                                                           76                 -               -
   Net proceeds from sale of discontinued operations                                   31,223               975           3,574
   Advance to third party                                                                   -              (804)         (1,052)
                                                                                   -----------      -----------      -----------

              NET CASH PROVIDED BY/(USED) IN INVESTING ACTIVITIES                      27,352            (3,488)         (1,901)
                                                                                   -----------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings                                                               490             3,276           1,420
   Repayment of borrowings                                                             (5,109)           (1,008)         (3,607)
   Purchases of treasury stock                                                              -            (1,434)         (1,664)
   Other                                                                                  549                19              49
                                                                                   -----------      -----------      -----------

              NET CASH (USED IN)/PROVIDED BY FINANCING ACTIVITIES                      (4,070)              853          (3,802)
                                                                                   -----------      -----------      -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   14,465               316            (766)
                                                                                   -----------      -----------      -----------

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                            385                69             835
                                                                                   -----------      -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                           $   14,850       $       385      $       69
                                                                                   -----------      -----------      -----------




          See accompanying notes to consolidated financial statements.

                            AXSYS TECHNOLOGIES, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                  (Dollars in thousands, except per share data)

                                         Common Stock                                                           Treasury
                             -------------------------------------       Capital in        Retained     -------------------------
                                  Shares                 Amount         Excess Of Par       Earnings     Shares          Amount
                             -----------------       -------------     ---------------    ----------    -------------------------
                             -----------------       -------------     ---------------    ----------    -------------------------
Balance at December 31, 1997     4,779,857           $        47        $    40,403        $     6,465            -      $      -
                               -----------           -----------        -----------        -----------     --------      ---------

Net income                               -                     -                  -              6,099            -             -
Treasury stock acquired                  -                     -                  -                  -     (119,500)       (1,664)
Contribution to 401(k) plan            577                     -                  5                  -        1,750            24
Realization of netoperating
  loss carryforward                      -                     -                313                  -            -              -
Other                                9,000                     -                 34                  -            -              -
                               -----------           -----------        -----------        -----------     --------      ---------
Balance at December 31, 1998     4,789,434                    47             40,755             12,564     (117,750)        (1,640)
                               -----------           -----------        -----------        -----------     --------      ---------

Net loss                                 -                     -                  -             (7,122)           -              -
Treasury stock acquired                  -                     -                  -                  -     (142,700)        (1,434)
Contribution to 401(k) plan              -                     -                  7                  -        8,419            105
Common stock issued for
  Teletrac 1997 acquisition              -                     -             (1,286)                 -       95,493          1,286
Other                                    -                     -                (28)                 -        4,200             45
                               -----------           -----------        -----------        -----------     --------      ---------
Balance at December 31, 1999     4,789,434                    47             39,448             5,442      (152,338)        (1,638)
                               ===========           ===========        ===========        ===========     ========      ==========

Net income                               -                     -                  -             9,523             -              -
Treasury stock issued                    -                     -                227                 -        39,086            322
Common stock issued                  3,240                     -                  -                 -             -              -
Contribution to 401(k) plan              -                     -                  -                 -         4,699             50
                               -----------           -----------        -----------        -----------     --------      ---------
Balance at December 31, 2000     4,792,674           $        47        $    39,675        $    14,965      (108,553)    $  (1,266)
                               ===========           ===========        ===========        ===========     ========      ==========








          See accompanying notes to consolidated financial statements.

                            AXSYS TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                DECEMBER 31, 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The accompanying consolidated financial statements include the accounts of Axsys Technologies, Inc. and its wholly owned subsidiaries (collectively "Axsys" or the "Company"). All material inter-company transactions and balances have been eliminated in consolidation.

       Revenue is recognized upon the shipment of product or when services are rendered. In 2000, Axsys adopted SAB 101 "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of the revenue in the financial statements. The adoption of SAB 101 did not have a material impact on the consolidated results of operations, financial condition or cash flow of Axsys.

       Statement of Financial Accounting Standards ("SFAS") No. 133,
"Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998. SFAS No. 133, as amended by SFAS No. 138, is effective for fiscal years beginning after June 15, 2000. Management believes that the implementation of the statement does not have a material impact on the consolidated financial position or consolidated results of operations of Axsys. Axsys adopted the standard on January 1, 2001.

       Inventories are priced at the lower of cost (principally first-in, first-out, or average) or market.

       Deferred financing costs are amortized ratably over the life of the corresponding debt or commitment.

       Significant costs are incurred each year in connection with research, development, and engineering ("RD&E") programs that are expected to contribute to future earnings. Such costs are charged to income as incurred.

       The excess of cost over net assets acquired is being amortized over periods ranging from 30 to 35 years using the straight-line method. Axsys continually reviews goodwill to assess recoverability from future operations using undiscounted cash flows. Impairments are recognized in operating results when a permanent diminution in value occurs.

       Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is provided primarily by the straight-line method using estimated lives for buildings and improvements of 20 to 25 years and for machinery and equipment using estimated useful lives ranging from 3 to 8 years.

       Basic earnings per share have been computed by dividing Net Income/(Loss) by the weighted average number of common shares outstanding. Diluted earnings per share has been computed by dividing Net Income/(Loss) by the weighted average number of common shares outstanding including the dilutive effects of stock options of none in 2000, none in 1999 and 29,026 in 1998. The dilutive effect of stock options on the weighted average number of common shares would have been 84,499 in 2000 and 13,451 in 1999 if the effect were not anti-dilutive.

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

       Certain items in the 1999 and 1998 financial statements have been reclassified to conform to the 2000 presentation.

                            AXSYS TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


NOTE 2 - ACQUISITION AND DIVESTITURE

       On September 30, 2000, Axsys acquired Westlake Technologies Corporation ("Westlake"). Westlake designs, manufactures and distributes micro-positioning and precision optical products. This acquisition was accounted for under the purchase accounting methodology. The fair value of assets acquired in the Westlake transaction over the purchase price resulted in negative goodwill of $713, which will be amortized over five years. On August 12, 1998, Axsys entered into an agreement with Westlake whereby Axsys was granted the exclusive right to market and sell Westlake's electronic and electromechanical test equipment. In return for these exclusive rights, the Company had agreed to provide loans of up to a maximum of $1,900 to Westlake. During the fourth quarter of 1999, Axsys recorded a $1,864 charge to write-down the carrying value of the note. (See Note
14).

      On October 18, 2000, Axsys merged with Automation Engineering, Inc ("AEI") in exchange for 666,667 shares of Axsys' restricted common stock. AEI designs, manufactures and distributes micro-positioning and precision optical products. This merger was accounted for under the pooling of interests method of accounting and, accordingly, the results of Axsys' Consolidated Statement of Operations have been restated to include the accounts and operations of Automation Engineering, Inc. The operating results for AEI were not material to the combined results of Axsys for all periods prior to 2000, and therefore, results for those periods have not been restated. The Company incurred $460 of merger-related costs during 2000.

NOTE 3 - DISCONTINUED OPERATIONS

      On March 17, 2000, Axsys sold the net assets of its Beau Interconnect division ("Beau") for $31,800 in cash and recorded an after-tax gain of approximately $14,148 in the first quarter of 2000. Beau designs and manufactures interconnect devices, barrier terminal blocks and connectors. Accordingly, Beau has been accounted for as a discontinued operation and the related net assets and operating results have been reported separately from continuing operations in all years presented. Revenues applicable to this discontinued operation were $846 during 2000 and $19,341 during 1999. The net assets of Beau at December 31, 1999 have been included in current assets. Proceeds from the sale were utilized to pay off a credit facility of $4,200 at December 31, 1999 which liabilities have been included in current liabilities.

      On September 16, 1998, Axsys sold its Sensor Systems business unit, which manufactures position sensor devices such as potentiometers, pressure transducers and encoders primarily for defense and industrial automation applications, for $3,030, of which $1,030 was in the form of a five-year, 10% subordinated note. Sensor Systems' land and building, which were not sold as part of this transaction, were sold during the third quarter of 1999 for approximately their book value of $750, net of retained liabilities. The disposal of Sensor Systems has been accounted for as a discontinued operation and, accordingly, the related net assets and operating results have been reported separately from continuing operations in all years presented. In addition, during 1998 Axsys reported separately a $2,489 loss on the sale of Sensor Systems, which is net of a $1,777 tax benefit. Revenues applicable to this discontinued operation during 1998 were $4,774.

      During 2000, Axsys was advised by its environmental consultants that the costs associated with the remediation of two previously discontinued operation sites were estimated to be higher than originally anticipated. The estimates to remediate these sites ranged from approximately $1,200 to $1,900. Actual costs may be different than these estimates. Based on this information, Axsys increased its accrual relating to these sites in fiscal 2000 to approximately $1,598 by recording a discontinued operation charge of $1,258, before a tax benefit of $492.

                            AXSYS TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


NOTE 4 - SHAREHOLDERS' EQUITY

COMMON STOCK -

      On October 18, 2000, Axsys issued 666,667 shares of restricted common stock in connection with the merger of Automation Engineering, Inc.

TREASURY STOCK -

      In August 1998, Axsys' Board of Directors authorized the repurchase, from time to time, on the open market or otherwise, of up to 200,000 shares of common stock at prevailing market prices or at negotiated prices. During July 1999, the Board of Directors authorized an increase in the share repurchase program from an aggregate of 200,000 shares of common stock to an aggregate of 700,000 shares. As of December 31, 1999, Axsys had repurchased 262,200 shares for an aggregate purchase price of $3,098. There were no repurchases of stock during 2000. Axsys used a portion of the repurchased shares in connection with the acquisition of Teletrac and plans to use the balance for general corporate purposes, including the satisfaction of commitments under its employee benefit plans.

NOTE 5 - LONG-TERM DEBT AND CAPITAL LEASES

                                               2000         1999
                                            ----------   ----------
        Credit facility                     $        -   $    4,200
        Capital lease obligations                2,299        2,718
                                            ----------   ----------
                                                 2,299        6,918
        Less current portion                       814        5,125
                                            ----------   ----------
                                            $    1,485   $    1,793
                                            ==========   ==========

      As of December 31, 1999, Axsys had an $11,000 credit facility, which was comprised of a revolving debt commitment expiring on April 25, 2000. Borrowings under the credit facility through December 31, 1999 bore interest at a fluctuating rate per annum equal to the rate of interest publicly announced by Chase Manhattan Bank, N.A. as the lower of its prime rate (the prime rate was 8.50% at December 31, 1999), or the London Interbank Offered Rate ("LIBOR"), plus a margin ranging from 0.75% to 1.50%. A commitment fee of 0.375% was payable on any unused amount of the credit facility. In conjunction with the sale of Beau on March 17, 2000 (see Note 3), Axsys used part of the proceeds to pay down the outstanding balance of the credit facility. The credit facility was terminated upon payment of the outstanding balance.

      Axsys has financed the acquisition of certain machinery and equipment with capital lease obligations. As of December 31, 2000, outstanding capital lease obligations bear interest ranging from 6.3% to 10.0%.

      Scheduled principal payments under capital leases are $814 (2001), $644
(2002), $644 (2003) and $197 (2004 and thereafter).

                            AXSYS TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


NOTE 6 - BALANCE SHEET INFORMATION

      The details of certain balance sheet accounts are as follows:

                                                   2000         1999
                                                 ---------    ---------
       Inventories:
             Raw materials                       $   7,492    $   7,984
             Work-in-process                         7,890        7,114
             Finished goods                         10,053       10,768
                                                 ---------    ---------
                                                 $  25,435    $  25,866
                                                 =========    =========

      Work-in-process inventory at December 31, 2000 and 1999 is recorded net of progress payments received from customers on uncompleted contracts of $822 and $241, respectively.

                                                   2000        1999
                                                 ---------   ----------
       Net property, plant and equipment:
             Land                                 $    291   $      291
             Buildings and improvements              4,226        4,271
             Machinery and equipment                20,100       17,180
                                                  --------   ----------
                                                    24,617       21,742
             Less accumulated depreciation and
       amortization                                (11,801)      (9,793)
                                                  --------   ----------
                                                  $ 12,816   $   11,949
                                                  ========   ==========
       Accrued expenses and other liabilities:
             Compensation and related benefits    $  3,682   $    2,752
             Accrued taxes                           (663)          238
             Other                                   5,153        2,292
                                                  --------   ----------
                                                  $  8,172   $    5,282
                                                  ========   ==========

NOTE 7 - INCOME TAXES

      The (benefit)/provision for taxes on income from continuing operations before extraordinary items consists of:

                                                2000        1999        1998
                                              ----------  ----------  ----------
       Current taxes:
             U.S. Federal                     $   (3,030)  $   (519)  $    1,219
             State and local                          80         65          161
                                              ----------   --------   ----------
                                                  (2,950)      (454)       1,380
                                              ----------   --------   ----------
       Deferred taxes:
             U.S. Federal                            124       (348)        (640)
             State and local                          62        (52)         (13)
                                              ----------   --------   ----------
                                                     186       (400)        (653)
                                              ----------   --------   ----------
                                              $   (2,764)  $   (854)  $      727
                                              ==========   ========   ==========

                            AXSYS TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      The reasons for the difference between the provision for taxes and the amount computed by applying the statutory federal income tax rate to (Loss) Income from Continuing Operations Before Taxes and Discontinued Operations are as follows:

                                                                2000        1999        1998
                                                              ----------  ----------  ----------

       Federal statutory rate                                        35%         34%         34%
       Computed expected tax (benefit)/provision              $  (2,474)   $ (3,419)   $  2,393
       Increase (decrease) in taxes resulting from:
          State and local taxes, net of federal tax benefit         114          (9)        379
          Amortization of goodwill                                   36         136         136
          Reversal of deferred tax valuation allowance                -           -      (2,181)
          Impairment of assets                                        -       2,424           -
          Tax exempt interest                                      (144)          -           -
          Other                                                    (296)         14           -
                                                              ---------    --------    --------
       Actual tax (benefit)/provision                         $  (2,764)   $   (854)   $    727
                                                              =========    ========    ========


      Deferred income taxes reflect the net federal and state tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. During 1998, Axsys determined, based upon the level of its current taxable income, that it was more likely than not that the Company would realize the benefit of a portion of its deferred tax assets, which previously had been fully reserved with a valuation allowance. Consequently, beginning in the second quarter of 1998, Axsys reversed a portion of the tax valuation allowance equal to the amount that would have been recorded as a tax provision on income from both continuing and discontinued operations before taxes during the period. As a result, Axsys reduced its tax provision from continuing operations and increased its net deferred tax asset by $2,181 for the year ended December 31, 1998. Excluding the effect of the tax valuation allowance reversal, income from continuing operations for 1998 would have been $4,130 or $0.98 per diluted share. In addition, Axsys reversed $169 and $1,244 of its valuation allowance related to net deferred tax assets of discontinued operations with the corresponding tax benefit included in the results of discontinued operations during 1999 and 1998, respectively. The Company also reversed $313 of its valuation allowance during 1998 and credited Capital in Excess of Par representing the realization of tax benefits originating prior to the 1991 quasi-reorganization. In 2000, Axsys reversed $728 of its valuation allowance related to net deferred tax assets of discontinued operations with the corresponding tax benefit included in the results of discontinued operations.

                            AXSYS TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


      Significant components of the Axsys' deferred tax assets and liabilities are as follows:


                                                                 DECEMBER 31,
                                                       ---------------------------------
                                                            2000              1999
                                                         ----------         ---------
       Tax net operating loss/credit carry-forwards     $         -        $      385
       Inventory valuation differences                        1,785             2,206
       Note receivable                                            -               728
       Other, net                                               362                81
                                                        -----------        ----------
                                                              2,147             3,400
       Valuation allowance                                        -              (728)
                                                        -----------        ----------
       Net deferred taxes                               $     2,147        $    2,672
                                                        ===========        ==========

NOTE 8 - SEGMENT DATA

      In February 2001, Axsys announced a strategic realignment whereby the Company is organized by market segment in three major groups. The strategic realignment has resulted in a change in the composition of Axsys' reportable segments and, accordingly, all periods reported have been restated. Axsys classifies its businesses under three major groups, the Precision Components Group, Distributed Products Group and Automation Group.

      The Precision Components Group designs, manufactures and sells high-end components such as precision position sensors, high-performance motors, precision metal optics, and laser-based airbearing scanners and marking engines and electro-mechanical subassemblies. Axsys' products enable original equipment manufacturers ("OEM"s) to improve measurement precision, imaging, positional performance (accuracy, resolution, speed and power), and weight requirements in their systems. Principal markets for these products include OEMs serving the aerospace, defense, high-end graphic arts, semiconductor, data storage, fiber optics/photonics, and other related electronics capital equipment markets.

      The Automation Group designs, manufactures and sells automated production and test systems and nano-positioning subsystems to high technology customers who produce semiconductor, data storage, fiber optics/photonics component products and other high technology products. These production and test systems integrate many of the precision optical and positioning components and subsystems produced by the Precision Components Group with vision systems, robotics and electronic controls produced by third party companies. Axsys integrates these products into automation systems using its proprietary FlexAuto(TM) software. These tools are designed to enable customers to more accurately and repeatedly produce their component products, thereby increasing the yield and throughput of their production and test processes.

      The Distributed Products Group distributes precision ball bearings, acquired from various domestic and international sources, to OEMs and MRO distributors. The ball bearings are used in a variety of industrial automation and commercial markets. Additionally, the Distributed Products Group designs, manufactures and sells mechanical-bearing subassemblies for a variety of customers.

      As discussed in Note 3, Axsys sold its Beau and Sensor Systems divisions. The disposal of these businesses has been accounted for as discontinued operations and, accordingly, their related operating results have been reported separately from continuing operations. The segment data below excludes their results.

                            AXSYS TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The following tables present financial data for each Axsys segment:


                                                                            YEARS ENDED DECEMBER 31,
                                                                       ----------------------------------
                                                                       2000         1999          1998
                                                                       ----------   ---------   ---------
Net sales from continuing operations:
    Precision Components Group                                         $  49,921    $ 51,489    $  63,814
    Automation Group                                                      10,670       7,772        9,648
    Distributed Products Group                                            31,250      26,157       25,097
                                                                       ---------    --------    ---------
            Total Sales                                                $  91,841    $ 85,418    $  98,559
                                                                       =========    ========    =========

Earnings from continuing operations before amortization,
interest and taxes:
    Precision Components Group                                         $  (2,510)   $   (130)   $   7,172
    Automation Group                                                         250         104        1,058
    Distributed Products Group                                             4,894       3,674        3,233
    Impairment of assets                                                       -      (8,993)           -
    Special charge                                                             -        (784)           -
    Non-allocated expenses                                                (9,702)     (3,928)      (4,425)
                                                                       ---------    --------    ---------
          (Loss) income from continuing operations before taxes        $  (7,068)   $(10,057)   $   7,038
                                                                       =========    ========    =========

Capital expenditures from continuing operations:
    Precision Components Group                                         $   2,421    $  3,128    $   3,751
    Automation Group                                                         392         191          127
    Distributed Products Group                                               303         324          459
    Corporate                                                                 86         831           16
                                                                       ---------    --------    ---------
            Total capital expenditures                                 $   3,947    $  3,659    $   4,423
                                                                       =========    ========    =========

Depreciation and amortization from continuing operations:
    Precision Components Group                                         $   2,546    $  2,272    $   2,248
    Automation Group                                                         178         131          117
    Distributed Products Group                                               193         157          101
    Corporate                                                                 86          32           29
                                                                       ---------    --------    ---------
            Total depreciation                                             3,003       2,592        2,495

    Amortization of goodwill                                                 105         400          400
                                                                       ---------    --------    ---------

            Total depreciation and amortization                        $   3,108    $  2,992    $   2,895
                                                                       =========    ========    =========


                                                                                   YEARS ENDED DECEMBER 31,
                                                                                   ------------------------
                                                                                      2000          1999
                                                                                   ---------      ---------
Identifiable assets:
    Precision Components Group                                                      $ 31,608      $  32,501
    Automation Group                                                                   6,491          3,960
    Distributed Products Group                                                        14,540         14,237
    Net assets held for sale                                                               -          7,227
    Non-allocated assets                                                              20,953          6,225
                                                                                    --------      ---------
          Total assets                                                              $ 73,592      $  64,150
                                                                                    ========      =========

      Included in non-allocated expenses are the following: general corporate expense, interest expense, amortization of goodwill and other income and expense. Identifiable assets by segment consist of those assets that are used in the segments' operations. Non-allocated assets are comprised primarily of cash and cash equivalents, goodwill and net deferred tax assets.

                            AXSYS TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      The following table presents sales from continuing operations by geographic region. Substantially all of the Company's assets were located within the United States.

                                               YEARS ENDED DECEMBER 31,
                                        ---------------------------------------
                                          2000           1999           1998
                                        ---------      ---------      ---------
      United States                     $ 74,035       $ 72,582       $ 82,946
      Europe                              13,558          8,931          9,280
      Other foreign                        4,248          3,905          6,333
                                        --------       --------       --------
            Total Sales                 $ 91,841       $ 85,418       $ 98,559
                                        ========       ========       ========

NOTE 9 - RESTRUCTURING CHARGE AND SPECIAL CHARGE

RESTRUCTURING CHARGE

      On February 11, 2000, Axsys announced a strategic realignment of its businesses. Specifically, Axsys adopted a plan designed to improve efficiency and enhance competitiveness in order to better serve its markets and customers. This plan anticipated a workforce reduction from various locations, relocation or consolidation of two of its facilities and the write down of potentially obsolete inventory.

      Restructuring charges included costs directly related to the plan of reorganization associated with employee termination benefits and other exit costs, in accordance with generally accepted accounting principles.

      During 2000, Axsys recorded the following amounts in the consolidated statement of operations in connection with the restructuring plan:


                                        SELLING, GENERAL
                           COST OF      & ADMINISTRATIVE    RESTRUCTURING
                            SALES           EXPENSE            CHARGES           TOTAL
                        ------------   -----------------    -------------     ------------
Work force reductions   $          -    $              -    $         915     $        915
Facilities                       260                 392              740            1,392
Inventory write-downs          2,301                   -                -            2,301
Other costs                        -                 790                -              790
                        ------------    ----------------    -------------     ------------
Total                   $      2,561    $          1,182    $       1,655     $      5,398
                        ============    ================    =============     ============

      As of December 31, 2000, Axsys had an accrued balance of $752 for costs related to the strategic realignment included in current liabilities. These remaining restructuring-related costs will be expended during 2001.

      Other costs directly related to the reorganization, which were not eligible for recognition at the commitment date, such as relocation and other integration costs, were expensed as incurred. During 2000, Axsys incurred $941 of these other costs. No further charges are anticipated.

      Total cash expended during 2000 in connection with restructuring activities was $2.3 million.

                            AXSYS TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - PENSION ARRANGEMENTS

       Axsys has two pension plans for which benefits and participation have been frozen. Pension benefits under these plans are generally based upon years of service and compensation. The funding policy for these plans is to contribute amounts sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus such additional amounts as may be determined to be appropriate from time to time.

       The following table summarizes the components of net periodic pension cost for the defined benefit plans:


                                                                    YEARS ENDED DECEMBER 31,
                                                             ---------------------------------------
                                                               2000           1999           1998
                                                             ---------      ---------      ---------
      Interest cost on projected  benefit obligation         $      80      $      78      $      76
      Expected return on plan assets                               (41)           (39)           (38)
      Recognized net actuarial loss                                 49             45             40
      Settlement gain                                        $       -      $       -      $     (24)
                                                             ---------      ---------      ---------

      Total pension expense                                  $      88      $      84      $      54
                                                             =========      =========      =========

      Assumptions used in accounting for the defined benefit plans as of the plans' measurement dates were:

                                                               2000           1999           1998
                                                             ---------      ---------      ---------
      Weighted average discount rate                              7.5%           7.5%            7.5%
      Expected long-term rate of return on assets                 6.0%           6.0%            6.0%


      The following table sets forth the change in benefit obligation, change in plan assets and the funded status recognized in the consolidated balance sheets for the Axsys' defined benefit pension plans:

                                                                              2000           1999
                                                                            ---------      ---------
      Change in benefit obligation:
        Benefit obligation at beginning of year                             $   1,117     $  1,081
            Interest cost                                                          80           78
            Actuarial loss                                                         65           50
            Benefits paid                                                        (111)         (92)
                                                                            ---------     --------
        Benefit obligation at end of year                                   $   1,151     $  1,117
                                                                            ---------     --------

      Change in plan assets:
        Fair value of plan assets at beginning of year                      $     697     $    647
            Actual return                                                          54           50
            Employer contribution                                                  73           92
            Benefits paid                                                        (111)         (92)
                                                                            ---------     --------
        Fair value of plan assets at end of year                            $     713     $    697
                                                                            ---------     --------

      Funded status                                                         $     438     $    420
      Unrecognized net actuarial gain                                             166          170
                                                                            ---------     --------
      Accrued benefit cost at December 31                                   $     604     $    590
                                                                            =========     ========

      Unrecognized net gains and losses are amortized over the average future service lives of participants. Plan assets are invested in a managed portfolio consisting primarily of equity securities.

                            AXSYS TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      Axsys also sponsors 401(k) plans under which eligible employees may elect to contribute a percentage of their earnings. The Company matches employee contributions to these plans in amounts ranging from 3% up to 5% of the employees' gross earnings over the three years ended December 31, 2000. Company matching contributions from continuing operations were $880 in 2000, $828 in 1999 and $813 in 1998.

NOTE 11 - SUPPLEMENTAL CASH FLOW INFORMATION

      Supplemental cash flow information from continuing operations for the years ended December 31, 2000, 1999 and 1998 is summarized as follows:

                                                                            2000       1999        1998
                                                                         ---------  ----------  ----------
      Cash (received)/paid during the year for:
            Interest                                                    $      728  $      427  $      589
            Income tax payments                                              5,897         728       1,213

      Non-cash investing activities:
            Equipment acquired under capital leases                     $      490  $    1,226  $    1,420
            Common stock issued for AEI                                        667           -           -
            Purchase of assets from an acquisition                            (685)          -           -
            Treasury stock issued for defined contribution plans                34         104          24

NOTE 12 - STOCK OPTIONS

      Axsys' Long-Term Stock Incentive Plan (the "Plan") was approved by shareholders in 1991. Shareholders approved an amendment to and restatement of the Plan in May 2000, which, among other things, increased the number of shares of common stock authorized for grant from 400,000 to 600,000. As of December 31, 2000, Axsys had 125,960 shares of common stock available for grant under the Plan. The Plan is administered by the Stock Incentive Plan Committee of the Board of Directors (the "Committee"). The Committee selects participants from among those executives and other employees of Axsys and its subsidiaries who materially contribute to the success of the Company and determines the amounts, times, forms, terms and conditions of grants. Grants may be in the form of options to purchase shares of common stock, stock appreciation rights, restricted stock and performance units (collectively, "Stock Incentives"). Each Stock Incentive is exercisable upon vesting.

A summary of all outstanding stock options are presented in the table below:


                                                    STOCK        WEIGHTED AVERAGE
                                                   OPTIONS       EXERCISE PRICE
                                                  ----------     -----------------
Outstanding at December 31, 1998                      248,400    $       23.95
                                                  -----------    ------------

    Granted                                           185,550           13.17
    Forfeited                                         (63,100)          22.57
    Exercised                                          (4,200)           4.15
                                                  -----------    ------------

Outstanding at December 31, 1999                      366,650           18.96
                                                  -----------    ------------

    Granted                                           183,340           22.33
    Forfeited                                         (99,750)          21.66
    Exercised                                         (33,950)          15.23
                                                  -----------    ------------

Outstanding at December 31, 2000                      416,290    $      20.12
                                                  ===========    ============
Exercisable at December 31, 2000                       80,090    $      19.23
                                                  ===========    ============

                            AXSYS TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      The following table summarizes information about stock options outstanding at December 31, 2000:

                                OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                     ------------------------------------------- -----------------------
                                                                              Weighted
                                  Weighted      Weighted Average               Average
Range of             Number of     Average         Exercise      Number of    Exercise
Exercise Prices       Options   Remaining Life      Price         Options      Price
-----------------    ---------  --------------  ---------------  ----------  ----------
$ 0.00 to $ 5.00        8,400     0.7 Years     $    4.15          8,400     $  4.15
$ 5.01 to $15.00      200,050     8.8 Years         12.60         23,990       12.05
$15.01 to $20.00       39,740     8.6 Years         18.22          5,770       17.60
$20.01 to $25.00        5,500     8.3 Years         20.20          1,000       20.01
$25.01 to $30.00      103,750     6.9 Years         26.69         40,930       26.74
$30.01 to $41.00       58,850     9.8 Years         37.62              -           -

---------------------------------------------------------------------------------------
$ 3.75 to $41.00      416,290     8.3 Years        $20.12         80,090      $19.23
---------------------------------------------------------------------------------------


      Axsys has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for grants under the Plan. Pro forma information regarding net income and net income per share is required by SFAS No. 123 for awards granted in fiscal years beginning after December 15, 1994 as if Axsys had accounted for such awards under the fair value method. Had compensation costs for the Stock-Incentive grants in 2000, 1999 and 1998 been determined using the fair value method, Axsys would have reported the following results:


                                                                                    2000           1999          1998
                                                                                  ----------    ----------    ---------
Pro forma (loss)/income from continuing operations before
discontinued operations                                                           $   (5,040)   $   (9,668)   $   5,781
Pro forma net income/(loss)                                                            8,787        (7,587)       5,480

Pro forma basic (loss)/earnings per share:
    (Loss)/income from continuing operations before discontinued operations            (1.08)        (2.05)        1.19
    Net income/(loss)                                                                   1.89         (1.61)        1.13

Pro forma diluted (loss)/earnings per share:
    (Loss)/income from continuing operations before discontinued operations            (1.08)        (2.05)        1.18
    Net income/(loss)                                                                   1.89         (1.61)        1.12

      The fair value of each option granted in 2000, 1999 and 1998 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 70% in 2000, 65% in 1999 and 50% in 1998; risk-free interest rate of 5.1% in 2000, 5.9% in 1999 and 5.0% in 1998; expected lives of 6 years; and no dividend yield. Using this model, the weighted average fair value of options granted was $15.12 during 2000, $8.17 during 1999, and $13.56 during 1998. For pro forma purposes, the estimated fair value of the Axsys' Stock Incentive awards to employees is amortized over the options' vesting period, which is generally five years. Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because stock-based awards to Axsys employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its Stock Incentive awards to employees.

                            AXSYS TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 - COMMI(TM)ENTS AND CONTINGENCIES

Future minimum payments under non-cancelable operating leases (exclusive of property expenses and net of sublease rental income), as of December 31, 2000, are as follows:

     2001                                 $   1,580
     2002                                     1,243
     2003                                       994
     2004                                       923
     2005                                       812
     2006 and thereafter                      2,859
                                          ---------
                                          $   8,411
                                          =========

       Rent expense under such leases, net of sublease rental income, amounted to $1,251 in 2000, $1,699 in 1999 and $1,715 in 1998.

       Axsys has various lawsuits, claims, commitments and contingent liabilities arising from the ordinary conduct of its business; however, they are not expected to have a material adverse effect on the business, financial condition and results of operations of the Company.

NOTE 14 - IMPAIRMENT OF ASSETS AND SPECIAL CHARGE

      In late 1999, in connection with the annual evaluation of strategic direction and long-range planning and due to indications of impairment, Axsys evaluated the recoverability of certain long-lived assets, primarily goodwill in connection with the acquisition of Teletrac and the note from Westlake. In arriving at the fair value of these assets, which serve the data storage market, Axsys considered a number of factors including: (i) weakness in the data storage market since the second half of 1998, (ii) structural changes to data storage products such as the number of read-write heads in a hard disk drive, and (iii) price pressure on the hard disk drive manufacturers. Axsys believes that the demand for test products from its served market has been permanently reduced. In determining the amount of the impairment, Axsys compared the net book value to the estimated fair values of those assets. Based on best estimates of discounted future cash flows, Axsys recorded a $7,129 charge to write-down the carrying value of goodwill related to Teletrac. In addition, the Company recorded a $1,864 charge to write off the note from Westlake serving the same data storage test equipment market.

      On November 20, 1998, Axsys' Chairman and CEO ("the Chairman") and the owner at that date of approximately 31% of Axsys' common stock, submitted an offer to purchase all of the common stock not owned by him for $15.00 per share in cash (the "Chairman's Proposal"). Shortly thereafter, the Board of Directors formed a Special Committee to evaluate the Chairman's Proposal. On January 11, 1999, Axsys received an unsolicited offer to purchase the Company for $20.00 per share in cash. In response to this unsolicited offer, the Chairman withdrew his proposal, and on January 13, 1999, Axsys publicly announced that the Board of Directors had dissolved the Special Committee and had authorized the retention of investment bankers to explore various strategic alternatives, including the potential sale of the Company. On January 29, 1999, Axsys publicly announced that the Board of Directors had instructed its investment bankers to explore the potential sale of the Company. During 1999, Axsys recorded a pre-tax special charge of $784 for expenses related to a process of exploring the potential sale of the company. On June 15, 1999, Axsys publicly announced that its Board of Directors had determined not to pursue a sale of the Company at that time.

                            AXSYS TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15 - SELECTED QUARTERLY FINANCIAL DATA

      Selected quarterly financial data the years ended December 31, 2000 and 1999 is summarized as follows:

                                                                      QUARTERS ENDED:
                                                                  (UNAUDITED) (1) (2) (3)
                                                        --------------------------------------------
                                                          MARCH       JUNE      SEPTEMBER  DECEMBER
                                                          2000        2000        2000       2000
                                                        ----------  ---------   ---------  ---------
                                                            (In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:

Net Sales                                               $   19,645  $  23,882   $  24,245  $  24,069
Gross profit                                                   914      5,539       6,163      7,047
(Loss) income from continuing operations before
    discontinued operations                                 (4,132)      (270)         91          7
Net income (loss)                                           10,157       (270)         91       (455)
Diluted net (loss) income per share from
    continuing operations before discontinued
    operations                                          $    (0.89) $   (0.06)  $    0.02  $    0.00
Diluted net income (loss) per share applicable to
   common shareholders                                  $     2.19  $   (0.06)  $    0.02  $   (0.09)

Diluted weighted average common
   shares outstanding                                        4,643      4,650       4,754      4,833

                                                                      QUARTERS ENDED:
                                                                    (UNAUDITED) (3)(4)
                                                        --------------------------------------------
                                                          MARCH       JUNE      SEPTEMBER  DECEMBER
                                                          1999        1999        1999       1999
                                                        ----------  ---------   ---------  ---------
                                                            (In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:

Net Sales                                               $   20,583  $  22,022   $  21,877  $  20,936

Gross profit                                                 5,247      6,075       5,421      4,262
(Loss) income from continuing operations before
    discontinued operations                                  (752)        330         266     (9,047)
Net (loss) income                                            (336)      1,073       1,281     (9,140)
Diluted net (loss) income per share from
    continuing operations before discontinued
    operations                                          $   (0.16)  $    0.07   $    0.06  $   (1.95)
Diluted net income (loss) per share applicable to
    common shareholders                                 $   (0.07)  $    0.22   $    0.27  $   (1.97)

Diluted weighted average common
    shares outstanding                                      4,773       4,778       4,688      4,639


(1) In the fourth quarter of 2000, Axsys merged with Automation Engineering, Inc. This merger was accounted for under the pooling of interests method of accounting and, accordingly, the results of Axsys' Consolidated Statement of Operations have been restated to include the accounts and operations of AEI. The operating results for AEI were not material to the combined results of Axsys for all periods prior to 2000, and therefore, results for those periods have not been restated.

                            AXSYS TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2) In the third quarter of 2000, Axsys acquired the stock of Westlake Technologies Corporation. This acquisition was accounted for under the purchase method of accounting and, accordingly, the results of Westlake's operations have been included in Axsys' Consolidated Statement of Operations since the date of acquisition. See Note 2 to the Consolidated Financial Statements.

(3) In the first quarter of 2000, Axsys sold the Beau Interconnect division. Accordingly, Beau has been accounted for as a discontinued operation and the related net assets and operating results have been reported separately from continuing operations in all years presented. Revenues applicable to this discontinued operation were $846 during the first quarter of 2000 and $19.3 million during 1999. The net assets of Beau at December 31, 1999 have been included in current assets. All prior periods have been restated to reflect the divestiture.

(4) In the fourth quarter of 1999, Axsys recorded a $7,129 charge to write-down the carrying value of goodwill related to Teletrac. In addition, Axsys recorded a $1,864 charge to write off the note from Westlake serving the same data storage test equipment market.

                            AXSYS TECHNOLOGIES, INC.
                  SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

                             (DOLLARS IN THOUSANDS)


-------------------------------------------------------------------------------------------------------------
           COL. A                      COL.B         COL. C        COL. D         COL. E         COL. F
-------------------------------------------------------------------------------------------------------------
                                                           Additions
                                                       ------------------
                                     Balance at     Charged to     Charge to
                                     Beginning      Costs and        Other                      Balance at
       Classification                of Period      Expenses        Accounts     Deductions     End ofPeriod
       --------------                ---------      ---------      ----------    -----------    -----------


Year ended December 31, 2000:
Allowance for Doubtful Accounts         $  503      $     286      $     -       $     262(a)   $       527
Restructuring Accrual                   $    -      $   1,862      $     -       $   1,110      $       752
Environmental Accrual                   $  712      $   1,258      $     -       $     372      $     1,598

Year ended December 31, 1999:
Allowance for Doubtful Accounts         $  445      $     331      $     -       $     273(a)   $       503
Environmental Accrual                   $  494      $     308      $     -       $      90      $       712

Year ended December 31, 1998:
Allowance for Doubtful Accounts         $  204      $     306      $     -       $      65(a)   $       445
Environmental Accrual                   $  584      $       -      $     -       $      90      $       494

(a)   Uncollectable accounts written off, net of recoveries.

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

3(2) By-Laws of the Company (filed as Exhibit 2 to the Form 8-A dated August 8, 1991 and incorporated herein by reference) (filed as Exhibit 10(12) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference).

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

10(12) Resolution approved on November 8, 1999 amending Section 2(l) of the Long Term Stock Incentive Plan.

10(13)            Expense Reimbursement Agreement dated as of November 24,
                  1998, between Stephen W. Bershad and the Company (filed as
                  Exhibit 4 to Amendment No. 3 to Schedule 13D of Stephen W. Bershad and SWB Holding Corporation with respect to the Common Stock of the Company on November 25, 1998 and incorporated herein by reference).

10(14) Severance Protection Agreement between the Company and Stephen W. Bershad dated as of February 11, 1999 (filed as
                  Exhibit 10(1) to the Company's Form 10-Q, dated May 11, 1999, for the fiscal quarter ended March 31, 1999 (the "March 31, 1999 Form 10-Q") and incorporated herein by reference).

10(15)            Severance Protection Agreement between the Company and
                  Richard V. Howitt dated as of February 11, 1999 (filed as
                  Exhibit 10(2) to the March 31, 1999 Form 10-Q and incorporated herein by reference).

10(16)            Severance Protection Agreement between the Company and
                  Kenneth F. Stern dated as of February 11, 1999 (filed as
                  Exhibit 10(4) to the March 31, 1999 Form 10-Q and incorporated herein by reference).

10(17) Net lease dated August 11, 1999, by and between Speedring Systems, Inc. and Joel Nosanchuk (filed as Exhibit 10(2) to the Company's Form 10-Q, dated November 8, 1999, for the fiscal quarter ended September 30, 1999 (the "September 30, 1999 Form 10-Q") and incorporated herein by reference).

10(18) Net lease dated August 11, 1999, by and between Speedring Systems, Inc. and Joel Nosanchuk (filed as Exhibit 10(3) to the September 30, 1999 Form 10-Q and incorporated herein by reference).

10(19) Letter Agreement between Mark J. Bonney and the Company dated as of August 1, 1999 (filed as Exhibit 10(4) to the September 30, 1999 Form 10-Q and incorporated herein by reference).

10(20)            Severance Protection Agreement between the Company and
                  Mark J. Bonney dated as of August 30, 1999 (filed as Exhibit 10(5) to the September 30, 1999 Form 10-Q and incorporated herein by reference).

EXHIBIT
NUMBER                                 DESCRIPTION
------                                 -----------

10(21) Net lease dated August 5, 1999, by and between Axsys Technologies, Inc. and Otay Business Park, LLC. (filed as
                  Exhibit 10(21) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference.)

10(22) Letter Agreement between John Clark and the Company dated as of December 10, 1999. (filed as Exhibit 10(22) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference.)

10(23) Asset Purchase Agreement, dated as of February 3, 2000, between the Company, Molex Industrial Ventures Inc. and Molex Incorporated. (filed as Exhibit 10(23) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference.)

10(24) Amendment to Axsys Technologies, Inc. Long-Term Stock Incentive Plan (filed as Exhibit A to the Company's Proxy Statement dated April 24, 2000 and incorporated herein by reference.)

10(25) Asset Purchase Agreement, dated as of September 30, 2000, between the Company, and Westlake Technology Company.

10(26) Asset Purchase Agreement, dated as of October 18, 2000, between the Company, and Automation Engineering, Inc.

10(27) Employment Agreement, dated as of October 12, 2000, between the Company, and Stephen W. Bershad.

21                Subsidiaries of the Registrant

23                Consent of Arthur Andersen LLP.

24                Power of Attorney