Form 10-Q
period 2001-03-31
AXSYS TECHNOLOGIES INC
filed 2001-05-14
CIK 206030

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549




                                    FORM 10-Q


(MARK ONE)
[X]            QUARTERLY REPORT PURSUANT TO SECTION 13
            OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001 OR

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (860) 257-0200



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

4,684,841 SHARES OF COMMON STOCK, $.01 PAR VALUE, WERE OUTSTANDING AS OF MAY 14, 2001.


================================================================================

                            AXSYS TECHNOLOGIES, INC.
                                      INDEX


                                                                   PAGE



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

  Condensed Consolidated Balance Sheets -
   March 31, 2001 and December 31, 2000                               3

  Condensed Consolidated Statements of Operations -
   Three Months Ended March 31, 2001 and 2000                         4

  Condensed Consolidated Statements of Cash Flows -
   Three Months Ended March 31, 2001 and 2000                         5

  Notes to Condensed Consolidated Financial Statements                6


Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                     10

Item 3.  Quantitative and Qualitative Disclosures about
             Market Risk                                             13

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                            14

SIGNATURES                                                           14
----------

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            AXSYS TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)

                                                                              (Unaudited)
                                                                               MARCH 31,              DECEMBER 31,
                                                                                  2001                    2000
                                                                            -----------------       -----------------
                                                       ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                     $     10,774        $         14,850
  Accounts receivable - net                                                           14,471
                                                                                                              13,937
  Inventories - net                                                                   27,406
                                                                                                              25,435
  Other current assets                                                                 3,365
                                                                                                               3,293
                                                                            -----------------       -----------------

    TOTAL CURRENT ASSETS                                                              56,016
                                                                                                              57,515

PROPERTY, PLANT AND EQUIPMENT - net                                                   13,458
                                                                                                              12,816

EXCESS OF COST OVER NET ASSETS ACQUIRED - net                                          3,063
                                                                                                               3,062

OTHER ASSETS                                                                             166
                                                                                                                 199
                                                                            -----------------       -----------------

    TOTAL ASSETS                                                                $     72,703             $    73,592
                                                                            =================       =================

                                        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                             $       8,212             $     7,009
  Accrued expenses and other liabilities                                               6,717
                                                                                                               8,172
  Current portion of capital lease obligations                                           728
                                                                                                                 814
                                                                            -----------------       -----------------

    TOTAL CURRENT LIABILITIES                                                         15,657
                                                                                                              15,995

CAPITAL LEASES, less current portion                                                   1,312
                                                                                                               1,485

OTHER LONG-TERM LIABILITIES                                                            2,545
                                                                                                               2,691

SHAREHOLDERS' EQUITY:
  Common stock, authorized 30,000,000 shares, issued 4,792,674 shares
    at March 31, 2001 and December 31, 2000                                               47
                                                                                                                  47
  Capital in excess of par                                                            39,673
                                                                                                              39,675
  Retained earnings                                                                   14,628
                                                                                                              14,965
  Treasury stock, at cost, 107,833 shares at March 31, 2001 and
    108,553 at December 31, 2000                                                     (1,159)
                                                                                                             (1,266)
                                                                            -----------------       -----------------

    TOTAL SHAREHOLDERS' EQUITY                                                        53,189
                                                                                                              53,421
                                                                            -----------------       -----------------

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $     72,703             $    73,592
                                                                            =================       =================


     See accompanying notes to condensed consolidated financial statements.

                            AXSYS TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            (Unaudited, dollars in thousands, except per share data)

                                                                             THREE MONTHS ENDED MARCH 31,
                                                                      --------------------------------------------
                                                                           2001                       2000
                                                                      ----------------          ------------------

NET SALES                                                                 $    24,202                 $    19,686

Cost of sales                                                                  18,121                      18,794
Selling, general and administrative expenses                                    5,482                       5,452
Research and development expenses                                               1,261                         770
Restructuring charge                                                               --                       1,359
Amortization of intangible assets                                                 (1)                          35
                                                                      ----------------          ------------------

OPERATING LOSS                                                                  (661)                     (6,724)

Interest income (expense), net                                                     87                       (105)
Other income                                                                       20                          44
                                                                      ----------------          ------------------

LOSS FROM CONTINUING OPERATIONS                                                 (554)                     (6,785)
BEFORE TAXES.

Benefit from income taxes                                                         217                       2,653
                                                                      ----------------          ------------------

INCOME FROM CONTINUING OPERATIONS                                               (337)                     (4,132)

DISCONTINUED OPERATIONS:
  Income from operations, net of taxes                                             --                         513
  Gain on disposal, net of taxes                                                   --                      13,776
                                                                      ----------------          ------------------

NET (LOSS)/INCOME                                                            $  (337)                   $  10,157
                                                                      ----------------          ------------------

                                                                      ----------------          ------------------

BASIC EARNINGS PER SHARE:
  Loss from continuing operations                                         $    (0.07)                   $   (0.89)

  Income from discontinued operations                                               -
                                                                                                             3.08
                                                                      ----------------          ------------------
TOTAL                                                                     $    (0.07)                   $    2.19
                                                                      ================          ==================

Weighted average basic common shares outstanding (1)                        4,684,841                   4,642,586
                                                                      ================          ==================

DILUTED EARNINGS PER SHARE:
  Loss from continuing operations                                         $    (0.07)                   $   (0.89)
  Income from discontinued operations                                               -
                                                                                                             3.08
                                                                      ----------------
                                                                                                ------------------
TOTAL                                                                     $    (0.07)                   $    2.19
                                                                      ================          ==================

Weighted average diluted common shares outstanding (1)                      4,684,841                   4,642,586
                                                                      ================          ==================

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

                            AXSYS TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Unaudited, dollars in thousands)

                                                                                           THREE MONTHS ENDED MARCH 31,
                                                                                   ---------------------------------------------
                                                                                          2001                      2000
                                                                                   -------------------       -------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                                $            (337)        $          10,157
  Adjustments to reconcile net income to cash used in operating activities:
  Gain on disposal of discontinued operations                                                      --                  (13,776)
  Depreciation and amortization                                                                   723                       868
  Change in net assets of discontinued operations                                                  --                   (1,476)
  (Increase) decrease in current assets, other than cash                                      (2,505)                       497
  Decrease in current liabilities                                                               (293)                     (350)
  Other-net                                                                                      (39)                        19
                                                                                   -------------------       -------------------

    NET CASH USED IN OPERATING ACTIVITIES                                                     (2,451)                   (4,061)
                                                                                   -------------------       -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                        (1,413)                   (1,491)
  Capital divestiture                                                                             47
  Net proceeds from sale of discontinued operations                                                --                    31,223
                                                                                   -------------------       -------------------
    NET CASH (USED IN)/PROVIDED BY INVESTING ACTIVITIES                                       (1,366)                    29,732
                                                                                   -------------------       -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from borrowings                                                                     --
  Net repayment of borrowings                                                                   (259)                   (4,428)
  Other                                                                                            --                        15

                                                                                   -------------------       -------------------
    NET CASH USED IN BY FINANCING ACTIVITIES                                                    (259)                   (4,413)
                                                                                   -------------------       -------------------

    NET (DECREASE)/INCREASE  IN CASH                                                          (4,076)                    21,258

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                               14,850                       385
                                                                                   -------------------       -------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $           10,774        $           21,643
                                                                                   ===================       ===================

Supplemental cash flow information:
  Cash (received)/paid for:
    Interest (income)/expense                                                      $             (103)       $             144
    Income tax (refund)/payment
                                                                                               (1,102)                     180


     See accompanying notes to condensed consolidated financial statements.

                            AXSYS TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

          The accompanying unaudited condensed consolidated financial statements of Axsys Technologies, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

         Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998. SFAS No. 133, as amended by SFAS No. 138, is effective for fiscal years beginning after June 15, 2000. The implementation of the statement did not have a material impact on the consolidated financial position or consolidated results of operations of Axsys. Axsys adopted the standard on January 1, 2001.

         Certain reclassifications have been made to previously reported financial statements to conform to current classifications.

NOTE 2 - DISCONTINUED OPERATIONS

          On March 17, 2000, the Company sold the net assets of its Beau Interconnect division ("Beau") for $31.2 million in cash, net of expenses, and recorded a gain of $22.5 million, before a tax provision of $8.4 million in the first quarter of 2000. Beau has been accounted for as a discontinued operation and the related net assets and operating results have been reported separately from continuing operations in all periods presented. Beau designs and manufactures interconnect devices, barrier terminal blocks and connectors. Income from discontinued operations was $846 thousand, before a tax provision of $333 thousand through the date of disposal on March 17, 2000. Through the date of disposal on March 17, 2000 revenues were $4.2 million. Proceeds from the sale were utilized to pay off the Company's credit facility of $4.2 million at December 31, 1999.

          In the first quarter of 2000, environmental consultants advised the Company that the costs associated with the remediation of two previously discontinued operation sites were estimated to be higher than originally anticipated. The revised estimates to remediate these sites range from approximately $1.1 million to $1.3 million. Actual costs may be different than these estimates. Based on this information, the Company increased its accruals relating to these sites in the first quarter of 2000 to approximately $1.2 million by recording a discontinued operation charge of $500 thousand, before a tax benefit of $195 thousand.

NOTE 3 - INVENTORIES

          Inventories have been determined generally by lower of cost (first-in, first-out or average) or market. Inventories consist of (in thousands):

                                       March 31,               December 31,
                                         2001                      2000
                                    ----------------         -----------------
         Raw materials              $          8,757         $          7,830

         Work-in-process                       7,920                    7,552
         Finished Goods                       10,729                   10,053
                                    ----------------         -----------------
         Total Inventory            $         27,406         $         25,435
                                    ================         =================

                            AXSYS TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 4 - TREASURY STOCK

          During July 1999, the Company's Board of Directors authorized an increase in the share repurchase program from an aggregate of 200,000 shares of common stock to an aggregate of 700,000 shares. The Company plans to use the repurchased shares for general corporate purposes, including the satisfaction of commitments under its employee benefit plans. As of March 31, 2001, the Company has repurchased 262,200 shares for an aggregate purchase price of $3.1 million.

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

          As of March 31, 2001, the Company had no tax valuation allowance.

NOTE 6 - SEGMENT DATA

          In February 2001, Axsys announced a strategic realignment whereby the Company was reorganized by market segment in three major groups. The strategic realignment resulted in a change in the composition of Axsys' reportable segments and, accordingly, all periods reported have been restated. Axsys classifies its businesses under three major groups, the Precision Components Group, the Distributed Products Group and the Automation Group.

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

          The Automation Group designs, manufactures and sells automated production and test systems and nano-positioning subsystems to high technology customers who produce semiconductor, data storage, fiber optics/photonics component products and other high technology products. These production and test systems integrate many of the precision optical and positioning components and subsystems produced by the Precision Components Group with vision systems, robotics and electronic controls produced by third party companies. Axsys integrates these products into automation systems using its proprietary FlexAutoTM software. These tools are designed to enable customers to more accurately and repeatedly produce their component products, thereby increasing the yield and throughput of their production and test processes.

          The Distributed Products Group distributes precision ball bearings, acquired from various domestic and international sources, to OEMs and maintenance and repair operations distributors. The ball bearings are used in a variety of industrial automation and commercial markets. Additionally, the Distributed Products Group designs, manufactures and sells mechanical bearing subassemblies for a variety of customers.

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

                            AXSYS TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 6 - SEGMENT DATA - CONT'D.

          The following tables present financial data for each of the Company's segments (in thousands).


                                                     THREE MONTHS ENDED MARCH 31,
                                                  -----------------------------------
                                                       2001               2000
                                                  ---------------    ----------------
Net sales from continuing operations:
    Precision Components Group                    $       14,518     $        10,601
    Automation Group                                       2,933               1,735
    Distributed Products Group                             6,751               7,350
                                                  --------------     ---------------
            Total sales                                   24,202              19,686
                                                  ==============     ===============

Earnings (loss) from continuing operations
before amortization, interest and taxes:
    Precision Components Group                               362             (1,937)
    Automation Group                                       (642)               (329)
    Distributed Products Group                               894               1,046
Restructuring charge                                          --              (1,359)
Non-allocated expenses                                   (1,168)              (4,206)
                                                  --------------     ---------------
            Income (loss) from
operations before taxes                           $        (554)     $        (6,785)
                                                  ==============     ===============

                                                   MARCH 31,          DECEMBER 31,
                                                      2001                2000
                                                  -------------      ---------------
Identifiable assets:
    Precision Components Group                    $      36,339       $       31,608
    Automation Group                                      5,763                6,491
    Distributed Products Group                           14,495               14,540
    Non-allocated assets                                 16,106               20,953
                                                  -------------      ---------------
          Total assets                            $      72,703       $       73,592
                                                  =============      ===============

          Included in non-allocated expenses are the following: general corporate expense, interest expense, amortization of goodwill, special charges and other income and expense. Identifiable assets by segment consist of those assets that are used in the segments' operations. Non-allocated assets are comprised primarily of cash and cash equivalents, goodwill and net deferred tax assets.


NOTE 7 - OTHER INFORMATION (IN THOUSANDS)

                                                    MARCH 31,        DECEMBER 31,
                                                      2001                2000
                                                  --------------     ---------------

Allowance for doubtful accounts                   $          539     $           527
                                                  ==============     ===============

Accumulated depreciation and amortization
 Of property, plant and equipment                 $       12,524     $        11,801
                                                  ==============     ===============

Accumulated amortization of excess of cost
  Over net assets acquired                        $        1,137     $         1,138
                                                  ==============     ===============

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

          During 2000, Axsys recorded the following amounts in the Consolidated Statements of Operations in connection with the restructuring plan:

                                                   Selling, General
                               Cost of Goods       & Administrative        Restructuring
                                        Sold                Expense               Charge               Total
                              ---------------    -------------------  -------------------  ------------------
Work force reductions               $      --           $         --           $      915         $       915
Facilities                                260                    392                  740               1,392
Inventory write-downs                   2,301                     --                   --               2,301
Other costs                                                      786                   --                 786

                              ---------------    -------------------  -------------------  ------------------
Total                               $   2,561           $      1,178           $    1,655         $     5,394
                              ===============         ==============  ===================  ==================

          During the first quarter of 2000, the Company charged $2.5 million to cost of goods sold, $1.4 million to restructuring charges and $478 thousand to selling, general and administrative expenses.

          As of March 31, 2001, Axsys had an accrued balance of $445 thousand for costs related to the strategic realignment included in current liabilities. The remaining costs will be expended during 2001.

          Other costs directly related to the reorganization of the Company which are not eligible for recognition at the commitment date, such as relocation and other integration costs, are expensed as incurred. For the three months ended March 31, 2000, Axsys incurred $404 thousand of these costs. The Company does not anticipate any further charges.

         Total cash expenditures related to the restructuring charge during the first quarter of 2001 were $306 thousand and during the first quarter of 2000 were $1.2 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

          The following table sets forth certain financial data as a percentage of net sales for the three-month period ended March 31, 2001 and 2000. On March 17, 2000 the Company sold its Beau Interconnect division. This divestiture has been accounted for as a discontinued operation. The results of the operations of Beau Interconnect and the gain from the disposal are reflected in discontinued operations.

                                                    THREE MONTHS ENDED MARCH 31,
                                                    ------------------------------
                                                        2001              2000
                                                    -------------      -----------
Net sales:
    Precision Components Group                              60.0    %        53.9    %
    Automation Group                                        12.1              8.9
    Distributed Products Group                              27.9             37.2
                                                    ------------       ----------
            Total Company                                  100.0            100.0
                                                    ------------       ----------

Cost of sales                                               74.9             95.5
                                                    ------------       ----------

Gross profit                                                25.1              4.5
                                                    ------------       ----------
Operating expenses:
    Selling, general and administrative expenses            22.7             27.7
    Research and development expenses                        5.2              3.9
    Restructuring charge                                      --              6.9
   Amortization of intangible assets                         0.0              0.2
                                                    ------------       ----------
                                                            27.9             38.7
                                                    ------------       ----------

Operating loss                                             (2.8)            (34.2)

    Interest income (expense), net                           0.4             (0.5)
    Other income                                             0.1              0.2
                                                    ------------       ----------

Loss from continuing operations before taxes                (2.3)           (34.5)
  Benefit from income taxes                                  0.9             13.5
                                                    ------------       ----------
Loss from continuing operations                            (1.4)            (21.0)

Discontinued operations:
  Income from operations, net of taxes                        --              2.6
  Gain on disposal, net of taxes                              --             70.0
                                                    ------------       ----------
Net income (loss)                                          (1.4)    %        51.6    %
                                                    ============       ==========

Gross profit (as a percentage of related net sales):
    Precision Components Group                              21.1    %         7.3    %
    Automation Group                                        27.2             22.2
    Distributed Products Group                              32.6             31.4

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000
NET SALES. In the three-month period ended March 31, 2001, our net sales increased by $4.5 million, or 23 percent, to $24.2 million from $19.7 million in the first fiscal quarter of 2000. Sales of the Precision Components Group totaled $14.5 million in 2001, compared to $10.6 million, an increase of 37 percent over the comparable period in 2000. Shipments to aerospace and defense markets increased substantially over the prior year period based on the strong bookings that we recorded over the course of 2000. First quarter 2000 sales were negatively impacted by the weak bookings rate in the second half of 1999. Sales of our high speed digital imaging scanners to graphic arts equipment manufacturers were also higher year over year. Automation Group sales were $2.9 million in the first quarter of 2001, compared to $1.7 million in 2000, an increase of $1.2 million, or 69 percent. The increase in sales was attributable to higher shipments of fiber optic automation systems as well as strong sales of test equipment and laser-based positioning products to electronics capital equipment markets, including semiconductor and data storage. Sales of the Distributed Products Group were $6.8 million in the first quarter of 2001, compared to $7.4 million in 2000, a decrease of $600 thousand, or 8 percent. The sales decline largely resulted from softer orders from semiconductor capital equipment manufacturers and other commercial customers for industrial automation products.

GROSS PROFIT. Our gross profit increased by $5.2 million, or 582 percent, to $6.1 million from $892 thousand in the first quarter of 2000. The significant margin improvement was due to a combination of factors including higher sales volume, better productivity and a mix of product with higher margins. Margin performance in the first quarter of 2000 was also impacted by $2.5 million of charges that we recorded for inventory write-offs, severance costs, and costs to exit two facilities as part of a significant strategic reorganization that we undertook. Margins as a percent of sales were 25.1 percent in the first quarter of 2001 compared to 4.5 percent in the comparable period in the previous year. In 2000, in addition to the above-mentioned items, our margins were also negatively affected by quality-related returns within the Precision Components Group. We have invested substantial effort and expense in continuous quality improvement programs that we refer to as Lean manufacturing. While we continue to introduce these programs, effects such as more consistent and improved quality, higher productivity and reduced scrap rates contributed to our improved margins in 2001 as compared to the first quarter of 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses were $5.5 million in both the first quarter of 2001 and the comparable period in 2000. In the first quarter of 2001, we spent $310 thousand to expand our facilities at Axsys Automation Engineering, the Fiber Automation Division, and our Integrated Systems Division. Incentive compensation accruals were also higher year over year. Included in SG&A expenses in the first quarter of 2000 were approximately $700 thousand of asset write-offs and expenses to relocate, recruit and train management personnel related to the strategic reorganization.

RESEARCH AND DEVELOPMENT EXPENSES. R&D expenses increased by $491 thousand, or 64 percent, to $1.3 million in the first quarter of 2001 compared to $0.8 million in the first quarter of 2000. Substantially all of the increase in R&D expenses was recorded in our Automation Group for the design and development of a six-axis nano-positioning stage system, the Fiber Attach System Technology ("FAST") product line, to be used in our semi-automated and fully automated production and test equipment for manufacturers of fiber optic and photonics components. We expect to continue to invest heavily in new product development for this growth market.

RESTRUCTURING CHARGE. As mentioned above, during the first quarter of 2000, we announced a strategic reorganization plan. In conjunction with this plan, we recorded a non-recurring restructuring charge of $1.4 million relating to severance pay for approximately fifty employees and exit costs relating to the closing or relocation of two facilities. There were no restructuring charges in 2001.

INTEREST INCOME AND EXPENSE, NET. Net interest income in the first quarter of 2001 was $87 thousand, compared to net interest expense of $105 thousand in 2000. We have invested excess cash in high quality short-term investments since the divestment of a non-strategic business late in the first quarter of 2000. See Discontinued Operations. Prior to the divestment, we were paying interest on a bank credit facility in 2000.

TAXES.  Our effective tax rate in both periods was 39.1 percent.

DISCONTINUED OPERATIONS. In March 2000, we sold our Beau Interconnect division. Results of operations from the discontinued business have been reported separately from continuing operations in the first quarter of 2000. The sale of Beau resulted in a gain of $22.5 million, before a tax provision of $8.4 million. We also recorded a discontinued operation charge of $0.5 million, before a tax benefit of $0.2 million, to increase our environmental accruals for the remediation of two sites that we formerly operated. There was no effect from discontinued operations in 2001.

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

      Net cash used in operating activities was $2.4 million in the quarter ended March 31, 2001 and $4.1 million in the quarter ended March 31, 2000. The reduction in cash in 2001 was due to the net loss for the quarter, an increase in inventories of $2.0 million, an increase in receivables of $0.5 million, and a net decrease in current liabilities of $0.3 million. These negative effects were partially offset by depreciation and amortization expenses of $0.7 million. Inventory levels rose due to two primary causes - timing issues and the slowdown of the economy. We increased inventories by approximately $0.6 million for several long lead-time defense programs that will not ship until later this year, and also experienced a delay in finishing services for precision-machined components that resulted in a $0.4 million inventory increase. A temporary parts shortage delayed a shipment of data storage systems, resulting in a $0.3 million increase in inventory. The slowing economy caused our finished goods inventory of imported precision bearings to increase by $0.6 million, as slowing customer demand immediately impacted shipments in this relatively short turnaround business.

      Accrued liabilities decreased by $0.3 million in the quarter ended March 31, 2001. The decrease was caused primarily by $1.0 million of incentive compensation payments that were accrued over the course of 2000, plus $0.3 million of payments to substantially complete the restructuring announced in the first quarter of 2000. Offsetting these decreases was a net increase in trade payables of $1.2 million that included a $0.7 million increase in beryllium purchases to meet customer demand later this year. Customer deposits also declined the first quarter by $0.4 million. We received net refunds of federal and state income taxes amounting to $0.9 million for the quarter. The tax receivable was included in the balance sheet at year-end as an offset to current taxes payable. When the refunds were received, the net effect was to increase current liabilities by the same amount.

      In the quarter ended March 31, 2000, cash used in operating activities included a net loss from continuing operations of $4.1 million, which excludes the non-operating gain on the divestment of Beau Interconnect of $13.8 million. Depreciation expense and a decrease in current assets offset a decrease in the net assets of Beau and a decrease in current liabilities in 2000.

      Net cash used in investing activities was $1.4 million in the quarter ended March 31, 2001, representing capital expenditures for the quarter. Significant capital expenditures included $0.4 million of investments in the Automation Group for necessary infrastructure associated with the start-up nature of two facilities, and the completion of our voice and data communications infrastructure for $0.2 million in the first quarter. For the quarter ended March 31, 2000, net cash provided by investing activities was $29.7. We sold Beau Interconnect for $31.2 million in cash, and we also expended $1.5 million for capital expenditures. The major capital expenditures in the first quarter of 2000 related to the relocation of the Motion Control facility in San Diego, California.

      Net cash used in financing activities was $0.3 million in the quarter ended March 31, 2001 for the repayment of capital lease obligations. In the quarter ended March 31, 2000, we used a portion of the proceeds from the sale of Beau Interconnect to repay bank borrowings of $4.4 million and subsequently terminated the related bank credit facility.

        We have funded our operations primarily from cash on hand and, to a small extent, through capital lease transactions. We believe that our current cash and cash equivalents balances will be sufficient to finance our operations, capital expenditures, and working capital requirements for the foreseeable future. We are currently negotiating a capital lease financing arrangement for a portion of 2001 capital expenditures.

BACKLOG
        A substantial portion of our business is of a build-to-order nature requiring various engineering, manufacturing, testing and other processes to be performed prior to shipment. As a result, we generally have a significant backlog of orders to be shipped. We recorded new orders of $21.5 million in the first quarter of 2001, compared to orders of $24.3 million in the first quarter of 2000. We also recorded an order cancellation and other adjustments to orders recorded in prior periods of $1.5 million. We ended the first quarter with a backlog of $60.7 million, compared to a backlog of $47.5 million at March 31, 2000, an increase of $13.2 million or 28 percent. Our backlog was $64.9 million at December 31, 2000. We believe that a substantial portion of our backlog of orders at March 31, 2001 will be shipped over the next twelve months.

RECENTLY ISSUED ACCOUNTING STANDARDS

        Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. The implementation of this statement did not have a material impact on the consolidated financial position or consolidated results of operations of Axsys.

FORWARD-LOOKING STATEMENTS

         This quarterly report on Form 10-Q provides certain forward-looking statements. The Company's business is subject to a variety of risks and uncertainties, including the effect of order backlog on operations, the impact of competition in the aerospace and defense industry, the effects of legal proceedings and regulatory matters on our business, and the impact of general economic conditions, as well as other factors discussed in filings that Axsys makes with the Securities and Exchange Commission. As a result, actual future results and developments may be materially different from those expressed or implied in any forward-looking statement. Disclosure regarding factors affecting the Company's future results and developments is contained in the Company's public filings with the Securities and Exchange Commission, including the Company's annual report on Form 10-K for the fiscal year ended December 31, 2000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's market risk sensitive instruments do not subject the Company to material risk exposures.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)    Exhibits:

      Exhibit 10(28)      Employment and Severance Agreement for John Hanley

b)    Reports on Form 8-K

      Report on Form 8-K filed on May 2, 2001 regarding the first quarter 2001 earnings release


SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated this 14th day of May, 2001.

Date: May 14, 2001       AXSYS TECHNOLOGIES, INC.


                          By: /s/Stephen W. Bershad
                              ---------------------
                              Stephen W. Bershad
                              Chairman of the Board and Chief Executive Officer

                              /s/Mark J. Bonney
                              -----------------
                              Mark J. Bonney
                              President and Chief Operating Officer

                              /s/John E. Hanley
                              -----------------
                              John E. Hanley
                              Vice President-Finance and Chief Financial Officer (Principal Financial Officer)