Form 10-K/A
period 2000-12-31
AXSYS TECHNOLOGIES INC
filed 2001-06-01
CIK 206030

===============================================================================

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549


                             FORM 10-K/A NO. 1
                                (MARK ONE)
                [ X ] ANNUAL REPORT PURSUANT TO SECTION 13
              OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [].

Aggregate market value of the voting stock held by non-affiliates of the registrant as of the close of business March 7, 2001, $56,786,000.

Common Stock outstanding at March 7, 2001: 4,684,841 shares.

===============================================================================

                          AXSYS TECHNOLOGIES, INC.
                             FORM 10-K/A NO. 1

     Axsys Technologies, Inc., a Delaware corporation ("Axsys") hereby amends its Form 10-K for the fiscal year ended December 31, 2000 (the "Form 10-K").

     Item 5 of the Form 10-K is hereby amended to read in its entirety as follows:

     Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS

     Axsys' common stock trades on The Nasdaq Stock Market under the Symbol "AXYS". The following table sets forth the range of high and low sales prices as reported by The Nasdaq Stock Market:

                                    2000                            1999
                         ---------------------------    -----------------------
                            High            Low            High         Low
                         ------------    -----------    -----------  ----------

Fiscal Years Ended
  December 31:

   First Quarter         $ 15            $ 11 3/4       $ 20           $ 13 5/8
   Second Quarter          17              11 7/8         18              9 3/4
   Third Quarter           36 1/2          17             16 1/4          9 7/8
   Fourth Quarter          49 7/8          18 7/8         16              9 3/8


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

SALES OF UNREGISTERED SECURITIES

     The following information relates to all securities of Axsys sold by Axsys during the year ended December 31, 2000 which were not registered under the Securities Act of 1933 ("Securities Act") as of the date of issuance:

     On October 18, 2000, Axsys acquired Automation Engineering, Inc. and issued an aggregate of 666,667 shares of Axsys common stock to Andre B. By,
G. Justin Roe and Carl M. Burke as consideration for the sale of their interests in Automation Engineering, Inc. This transaction was exempt from registration under the Securities Act pursuant to Section 4(2) as a transaction not involving any public offering. Each of Mssrs. By, Roe and Burke agreed to acquire his shares for his own account, for investment and not with a view to the distribution of the shares. Further, Axsys notified each of them that the shares had not been registered under the Securities Act and applicable state securities laws and that the shares may not be sold or otherwise disposed of unless the sale or disposition is registered under the Securities Act and applicable state securities laws or is exempt from such registration. Appropriate legends were affixed to the stock certificates issued in this transaction.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  June 1, 2001                   AXSYS TECHNOLOGIES, INC.
        ------------                         (REGISTRANT)

                                         By /s/ JOHN E. HANLEY
                                            ----------------------------------
                                            JOHN E. HANLEY
                                            VICE PRESIDENT AND CHIEF FINANCIAL
                                            AND ACCOUNTING OFFICER