Form 10-Q
period 2001-06-30
AXSYS TECHNOLOGIES INC
filed 2001-08-13
CIK 206030

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _______________________

Commission file number 0-16182

AXSYS TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	11-1962029
State or other jurisdiction of	I.R.S Employer
incorporation or organization	Identification Number

175 Capital Boulevard, Suite 103
Rocky Hill, Connecticut	06067
(Address of principal executive offices)	(Zip Code)

(860) 257-0200
Registrant's telephone number, including area code:

Indicate by check mark whether the Registrant:  (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

             Yes  ☒   No  ☐

4,688,541 shares of Common Stock, $.01 par value, were outstanding as of August 6, 2001.

AXSYS TECHNOLOGIES, INC.
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AXSYS TECHNOLOGIES, INC.
 Condensed Consolidated Balance Sheets
(Dollars in thousands, except share data)

	(Unaudited)
	June 30,	December 31,
	2001	2000

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$9,087	$14,850
Accounts receivable - net	12,565	13,937
Inventories - net	23,625	25,435
Other current assets	5,906	3,293

TOTAL CURRENT ASSETS	51,183	57,515

PROPERTY, PLANT AND EQUIPMENT - net	14,168	12,816

EXCESS OF COST OVER NET ASSETS ACQUIRED - net	3,064	3,062

OTHER ASSETS	1,128	199

TOTAL ASSETS	$69,543	$73,592

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$6,218	$7,009
Accrued expenses and other liabilities	9,601	8,172
Current portion of capital lease obligations	697	814

TOTAL CURRENT LIABILITIES	16,516	15,995

CAPITAL LEASES, less current portion	1,146	1,485

OTHER LONG-TERM LIABILITIES	5,092	2,691

SHAREHOLDERS’ EQUITY:
Common stock, authorized 30,000,000 shares, issued 4,792,674 shares at June 30, 2001 and December 31, 2000	47	47
Capital in excess of par	39,680	39,675
Retained earnings	8,203	14,965
Treasury stock, at cost, 106,244 shares at June 30, 2001 and 108,553 at December 31, 2000	(1,141)	(1,266)

TOTAL SHAREHOLDERS' EQUITY	46,789	53,421

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$69,543	$73,592

See accompanying notes to condensed consolidated financial statements.

AXSYS TECHNOLOGIES, INC.
Condensed Consolidated Statements of Operations
(Unaudited, dollars in thousands, except per share data)

	Three Months Ended June 30,

	2001	2000

NET SALES	$23,404	$23,841

Cost of sales	25,278	18,302
Selling, general and administrative expenses	5,904	5,024
Research and development expenses	1,077	923
Restructuring charge	1,360	296
Amortization of intangible assets	–	35

OPERATING LOSS	(10,215)	(739)

Interest income, net	22	234
Other income	14	61

LOSS FROM OPERATIONS BEFORE TAXES.	(10,179)	(444)

Benefit from income taxes	3,754	174

NET LOSS	$(6,425)	$(270)

BASIC EARNINGS PER SHARE:	$(1.37)	$(0.06)

Weighted average basic common shares outstanding	4,685,546	4,650,762

DILUTED EARNINGS PER SHARE:	$(1.37)	$(0.06)

Weighted average diluted common shares outstanding	4,685,546	4,650,762

See accompanying notes to condensed consolidated financial statements.

AXSYS TECHNOLOGIES, INC.
Condensed Consolidated Statements of Operations
(Unaudited, dollars in thousands, except per share data)

	Six Months Ended June 30,

	2001	2000

NET SALES	$47,606	$43,527

Cost of sales	43,399	37,096
Selling, general and administrative expenses	11,386	10,476
Research and development expenses	2,338	1,693
Restructuring charge	1,360	1,655
Amortization of intangible assets	(1)	70

OPERATING LOSS	(10,876)	(7,463)

Interest income, net	109	129
Other income	34	105

LOSS FROM CONTINUING OPERATIONS BEFORE TAXES	(10,733)	(7,229)

Benefit from income taxes	3,971	2,827

LOSS FROM CONTINUING OPERATIONS	(6,762)	(4,402)

DISCONTINUED OPERATIONS:
Income from operations, net of taxes	—	513
Gain on disposal, net of taxes	—	13,776

NET (LOSS)/INCOME	$(6,762)	$9,887

BASIC EARNINGS PER SHARE:
Loss from continuing operations	$(1.44)	$(0.95)
Income from discontinued operations	—	3.08

TOTAL	$(1.44)	$2.13

Weighted average basic common shares outstanding	4,685,040	4,646,697

DILUTED EARNINGS PER SHARE:
Loss from continuing operations	$(1.44)	$(0.95)
Income from discontinued operations	—	3.08

TOTAL	$(1.44)	$2.13

Weighted average diluted common shares outstanding	4,685,040	4,646,697

See accompanying notes to condensed consolidated financial statements.

AXSYS TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, dollars in thousands)

	Six Months Ended June 30,

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(6,762)	$9,919
Adjustments to reconcile net income to cash used in operating activities:
Gain on disposal of discontinued operations	–	(13,776)
Depreciation and amortization	1,485	1,603
Change in net assets of discontinued operations	–	(1,476)
Changes in operating assets and liabilities:
Accounts receivable	1,372	(1,937)
Inventory	1,810	1,334
Other current assets	(2,613)	(138)
Accounts payable	(791)	97
Accrued liabilities	1,429	(3,183)
Other, net	1,602	(168)

NET CASH USED IN OPERATING ACTIVITIES	(2,468)	(7,725)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,886)	(2,312)
Capital divestiture	47	–
Net proceeds from sale of discontinued operations	–	31,223

NET CASH (USED IN)/PROVIDED BY INVESTING ACTIVITIES	(2,839)	28,911

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayment of borrowings	(456)	(4,663)
Other	–	10

NET CASH USED IN BY FINANCING ACTIVITIES	(456)	(4,653)

NET (DECREASE)/INCREASE IN CASH	(5,763)	16,533

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	14,850	385

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,087	$16,918

Supplemental cash flow information:
Cash (received)/paid for:
Interest received	$(271)	$(94)
Income tax (refund)/payment	(1,457)	3,442

See accompanying notes to condensed consolidated financial statements.

AXSYS TECHNOLOGIES, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 - Basis of Presentation

             The accompanying unaudited condensed consolidated financial statements of Axsys Technologies, Inc. (the “Company” or “Axsys”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. Operating results for the three-month period and six-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.  For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

             Statement of Financial Accounting Standards (“SFAS”), “Accounting for Derivative Instruments and Hedging Activities” was issued in June 1998.  SFAS No. 133, as amended by SFAS No. 138, is effective for fiscal years beginning after June 15, 2000. The implementation of the statement did not have a material impact on the consolidated financial results of the operations of Axsys.  Axsys adopted the standard on January 1, 2001.

             Statement of Financial Accounting Standards (“SFAS”), “Business Combinations” was issued on June 30, 2001.  SFAS No. 141 is effective for fiscal years ending December 31, 2001.  The implementation of the statement will not have a material impact on the consolidated financial results of the operations of Axsys.

             Statement of Financial Accounting Standards (“SFAS”), “Goodwill and Other Intangible Assets” was issued on June 30, 2001.  SFAS No. 142 is effective for fiscal years ending December 31, 2001.  The Company is evaluating the impact of this Statement on the consolidated financial results of the operations.  However, management does not anticipate the Consolidated Financial Results of Operations to be materially impacted by the adoption of SFAS No. 142.

             Certain reclassifications have been made, to financial statements previously reported, to conform to current classifications.

             Basic earnings per share have been computed by dividing Net Income/(Loss) by the weighted average number of common shares outstanding.   The dilutive effect of stock options on the weighted average number of common shares would have been 24,844 and 21,373 for the quarters ended June 30, 2001 and 2000, respectively.   The dilutive effect of stock options on the weighted average number of common shares would have been 52,603 and 18,377 for the six-months ended June 30, 2001 and 2000, respectively.  Generally accepted accounting principles require the computation of the net loss per share to exclude the dilutive effect of stock options when there is an operating loss from continuing operations.

Note 2 – Restructuring and Other Special Charges

Cost Reduction Program

             During the second quarter of 2001, the Company approved a major cost reduction program (the Cost Reduction Plan) leading to a pretax charge to earnings of approximately $9.1 million, or $5.7 million after-tax.  The cash cost of the plan is expected to be approximately $1.3 million.

             The Company estimates that the Cost Reduction Plan will reduce expenses by approximately $2.3 million in the second half of 2001, with cost reductions reaching an annualized rate of approximately $4.8 million once fully implemented in the fourth quarter of 2001.

AXSYS TECHNOLOGIES, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 2 – Restructuring and Other Special Charges (continued)

             The Company will close a small manufacturing facility in Manchester, Connecticut and consolidate its activities into the Imaging Systems unit in Rochester Hills, Michigan.  The Company will also close a small, satellite facility in Newbury Park, California, and consolidate it into the Integrated Systems Division facility in Santa Barbara, California.  Pre-tax charges associated with these shutdowns include $268 thousand in severance costs for 14 people and $118 thousand in facility exit costs.

             In addition, the Company reduced its workforce at four other locations by 45 people and will incur $974 thousand in severance costs.  The total workforce reduction was 59 people or 9%.

             The Company reviewed its inventory and other assets. The Company recorded a charge of approximately $2.9 million to cover expected losses on two long-term defense contracts.  The earnings charge also includes an increase in reserves for excess and obsolete inventories of approximately $4.4 million.  The Company expects to dispose of approximately $5.5 million of inventory by the end of 2001.

             Other costs associated with the Cost Reduction Plan include the write-off of $293 thousand in tooling and $85 thousand in software costs.

             Through June 30, 2001, Axsys recorded the following amounts in the Consolidated Statement of Operations in connection with the Cost Reduction Plan:

	Cost of Goods Sold	Selling, General & Administrative Expense	Restructuring Charge	Total

Work force reductions	$-	$-	$1,242	$1,242
Facilities	-	-	118	118
Inventory write-downs	4,425	-	-	4,425
Loss contract reserves	2,943	-	-	2,943
Other	293	85	-	335

Total	$7,661	$85	$1,360	$9,106

             Other costs directly related to the Cost Reduction Plan, which are not eligible for recognition at the commitment date, such as relocation and other integration costs, are expensed as incurred.  The Company expects to incur $222 thousand of these costs.

             As of June 30, 2001, Axsys recorded $4.4 million in inventory reserves.  In addition, there were accrual balances of $2.1 million in current liabilities and $2.6 million in long-term liabilities for the Cost Reduction Plan.

             No cash has been expended through June 30, 2001.  The Company anticipates the majority of cash costs for the plan will occur during the second half of 2001 and will be completed by April 2002.

Strategic Realignment

             On February 11, 2000, Axsys announced a restructuring plan to improve efficiency and enhance competitiveness under two new major groups to better serve its markets and customers (the Strategic Realignment).  This plan resulted in a non-recurring charge of $5.1 million, pre-tax, a workforce reduction of 50 employees from various locations, relocation or consolidation of two of its facilities and the write down of potentially obsolete inventory.

AXSYS TECHNOLOGIES, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 2 – Restructuring and Other Special Charges (continued)

             Through June 30, 2000, Axsys recorded the following amounts in the Consolidated Statement of Operations in connection with the Strategic Realignment:

	Cost of Goods Sold	Selling, General & Administrative Expense	Restructuring Expense	Total

Work force reductions	$-	$-	$915	$915
Facilities	260	393	740	1,393
Inventory write-downs	2,301	-	-	2,301
Other costs		505	-	505

Total	$2,561	$898	$1,655	$5,114

             During the first quarter 2000, the Company charged $2.518 million to cost of goods sold, $688 thousand to selling, general and administrative expenses and $1.359 million to restructuring costs.  During the second quarter of 2000, the Company charged $43 thousand to cost of goods sold, $210 thousand to selling, general and administrative expenses and $296 thousand to restructuring costs.

             As of June 30, 2001, Axsys had an accrued balance of $394 thousand for costs related to the Strategic Realignment included in current liabilities, which are expected to be spent during the remainder of 2001.  As of June 30, 2000, Axsys had an accrued balance of $1.1 million for costs related to the Strategic Realignment included in current liabilities.

Restructuring Accrual

Q1 2000 charges	$1,862
Q2 2000 charges	297

Total accrued charges	2,159

Cash expended in 2000	(1,407)

Balance at December 31, 2000	752

Cash expended in 2001	(358)

Balance at June 30, 2001	$394

             Other costs directly related to the Strategic Realignment, which are not eligible for recognition at the commitment date, such as relocation and other integration costs, are expensed as incurred.  For the three months ended and the six months ended June 30, 2000, Axsys incurred $252 thousand and $655 thousand, respectively, of these other costs.   Total costs expended during 2000 were $941 thousand.

             For the 2000 Strategic Realignment Program total cash expended was $2.7 million from inception through June 30, 2001, of which $1.8 million had been accrued for during the first half of 2000 and $0.9 million was expensed as incurred.

AXSYS TECHNOLOGIES, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 3 – Discontinued Operations

             On March 17, 2000, the Company sold the net assets of its Beau Interconnect division (“Beau”) for $31.2 million in cash, net of expenses, and recorded a gain of $22.5 million, before a tax provision of $8.4 million in the first quarter of 2000.  Beau has been accounted for as a discontinued operation and the related net assets and operating results have been reported separately from continuing operations in all periods presented. Beau designs and manufactures interconnect devices, barrier terminal blocks and connectors.  Income from discontinued operations was $846 thousand, before a tax provision of $333 thousand through the date of disposal on March 17, 2000.  Through the date of disposal on March 17, 2000 revenues were $4.2 million.  Proceeds from the sale were utilized to pay off the Company’s credit facility of $4.2 million at December 31, 1999.

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

Note 4 – Inventories

             Inventories have been determined generally by lower of cost (first-in, first-out or average) or market.  Inventories consist of (in thousands):

	June 30,	December 31,
	2001	2000

Raw materials	$4,825	$7,830
Work-in-process	8,519	7,552
Finished goods	10,281	10,053

Total Inventory	$23,625	$25,435

Note 5 – Income Taxes

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

             As of June 30, 2001, the Company had no tax valuation allowance.

AXSYS TECHNOLOGIES, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 6 - Segment Data

             In February 2001, Axsys announced a reorganization of the Company’s market segments into three major groups.  The strategic realignment resulted in a change in the composition of Axsys’ reportable segments and, accordingly, all periods reported have been restated.  Axsys classifies its businesses under three major groups, the Precision Components Group,  Automation Group and the the Distributed Products Group.

             The Precision Components Group designs, manufactures and sells high-end components such as precision position sensors, high-performance motors, precision metal optics, and laser-based airbearing scanners and marking engines and electro-mechanical subassemblies.  Axsys’ products enable original equipment manufacturers (“OEM”s) to improve measurement precision, imaging, positional performance (accuracy, resolution, speed and power), and weight requirements in their systems.  Principal markets for these products include OEMs serving the aerospace, defense, high-end graphic arts, semiconductor, data storage, fiber optics/photonics, and other related electronics capital equipment markets.

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

             The following tables present financial data for each of the Company’s segments (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2001	2000	2001	2000
Net sales from continuing operations:
Precision Components Group	$14,308	$13,634	$28,826	$24,235
Automation Group	3,170	2,378	6,103	4,113
Distributed Products Group	5,926	7,829	12,677	15,179
Total sales	23,404	23,841	47,606	43,527

Income (loss) from continuing operations before amortization, interest and taxes:
Precision Components Group	665	(221)	1,027	(2,158)
Automation Group	(913)	60	(1,555)	(269)
Distributed Products Group	725	1,203	1,619	2,249
Restructuring charge	(1,110)	(296)	(1,110)	(1,655)
Non-allocated expenses	(9,546)	(1,190)	(10,714)	(5,396)
Income (loss) from continuing operations before taxes	$(10,179)	$(444)	$(10,733)	$(7,229)

AXSYS TECHNOLOGIES, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 6 – Segment Data – Cont’d.

	June 30,	December 31,
	2001	2000

Identifiable assets:
Precision Components Group	$34,132	$31,608
Automation Group	6,833	6,491
Distributed Products Group	14,261	14,540
Non-allocated assets	14,317	20,953

Total assets	$69,543	$73,592

             Included in non-allocated expenses are the following: general corporate expense, interest expense, amortization of goodwill, special charges and other income and expense.  Identifiable assets by segment consist of those assets that are used in the segments’ operations.  Non-allocated assets are comprised primarily of cash and cash equivalents, goodwill and net deferred tax assets.

Note 7 – Other Information (in thousands)

	June 30,	December 31,
	2001	2000

Allowance for doubtful accounts	$580	$527

Accumulated depreciation and amortization
of property, plant and equipment	$13,036	$11,801

Accumulated amortization of excess of cost
over net assets acquired	$1,137	$1,138

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

Results of Operations

             The following table sets forth certain financial data as a percentage of net sales for the three-month periods and the six-month periods ended June 30, 2001 and 2000.  On March 17, 2000 the Company sold its Beau Interconnect division.  This divestiture has been accounted for as a discontinued operation.  The results of the operations of Beau Interconnect and the gain from the disposal are reflected in discontinued operations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Net sales:
Precision Components Group	61.1%	57.2%	60.6%	55.7%
Automation Group	13.6	10.0	12.8	9.4
Distributed Products Group	25.3	32.8	26.6	34.9

Total Company	100.0	100.0	100.0	100.0

Cost of sales	108.0	76.8	91.2	85.2

Gross profit	(8.0)	23.2	8.8	14.8

Operating expenses:
Selling, general and administrative expenses	25.2	21.1	23.9	24.1
Research and development expenses	4.6	3.9	4.9	3.9
Restructuring charge	5.8	1.2	2.9	3.8
Amortization of intangible assets	0.0	0.1	0.0	0.2

Operating loss	(43.6)	(3.1)	(22.9)	(17.2)

Interest income, net	0.1	1.0	0.2	0.3
Other income	0.0	0.3	0.1	0.2

Loss from continuing operations before taxes	(43.5)	(1.8)	(22.6)	(16.7)
Benefit from income taxes	16.0	0.7	8.3	6.5

Loss from continuing operations	(27.5)	(1.1)	(14.3)	(10.2)

Discontinued operations:
Income from operations, net of taxes	0.0	0.0	0.0	1.2
Gain on disposal, net of taxes	0.0	0.0	0.0	31.6

Net (loss) income	(27.5)%	(1.1)%	(14.3)%	22.6%

Gross profit (as a percentage of related net sales, excluding non-recurring charges):
Precision Components Group	21.7%	18.7%	21.4%	13.8%
Automation Group	25.6	33.5	26.4	28.7
Distributed Products Group	31.2	30.9	31.9	31.2

Comparison of the Three Months Ended June 30, 2001 and June 30, 2000

Net sales.  In the three-month period ended June 30, 2001, our net sales decreased by $0.4 million, or 1.8 percent, to $23.4 million, from $23.8 million in the second fiscal quarter of 2000.  Sales of the Precision Components Group totaled $14.3 million, compared to $13.6 million, an increase of 5 percent over the comparable period in 2000.  Aerospace and defense markets accounted for the increase in shipments that came out of our backlog of orders.  Sales of digital imaging scanners to high-end graphic arts users and semiconductor capital equipment markets were modestly lower in 2001 compared to the second quarter of 2000.  Sales of our Automation Group increased by 33 percent to $3.2 million, compared to sales of $2.4 million in the second quarter of 2000.  Shipments of automation products continue to grow in industrial and fiber optics markets.  Sales of the Distributed Products Group were $5.9 million in the second quarter of 2001, compared to $7.8 million in 2000, a decrease of $1.9 million, or 24 percent.  Weakness in semiconductor capital equipment and industrial automation markets continued to negatively impact demand in the second quarter of 2001.

Gross profit.  Our gross profit decreased by $7.4 million, or 133.8 percent, to ($1.8 million) from $5.5 million in the second quarter of 2000.  The significant margin decrease was due to a non-recurring charge of $7.7 million as part of the Cost Reduction Program, for increases in inventory obsolescence accruals of $4.4 million, accruals of $2.9 million for projected losses on two long-term contracts, and $0.3 million to write-off tooling assets.  Removing these one-time charges, gross margin was $5.8 million, a 4 percent increase over gross margins generated in the second quarter of 2000.   We achieved this improvement in margins despite sales that were slightly lower than last year, due in part to the benefits of lean manufacturing initiatives that have been implemented at our operations.

Selling, general and administrative expenses.  SG&A expenses were $5.9 million in the second quarter of 2001, an increase of $0.9 million compared to the same period in 2000.   Second quarter 2001 SG&A expenses include $85 thousand of costs related to the Cost Reduction Plan.  (See Note 2 to the Consolidated Financial Statements).  In the second quarter of 2001, the increase in expenses over the prior year included $0.7 million of additional sales, marketing, and infrastructure to support the growth opportunities in the Automation Group.

Research and development expenses.  R&D expenses increased by $154 thousand, or 16 percent, to $1.1 million in the second quarter of 2001 compared to $0.9 million in the second quarter of 2000.  R&D expenses in the Automation Group rose by over $300 thousand as development and design costs for semi-automated and fully automated production and test equipment for the photonics market were absorbed.  During the quarter, we introduced the LAB 60 as a standard development platform for single fiber and array attach process improvement to compliment the FAST (Fiber Attach Systems Technology) product line that was announced in the first quarter.

Restructuring charge.  During the second quarter of 2001, in conjunction with the Cost Reduction Plan, we recorded a non-recurring restructuring charge of $1.4 million covering severance pay and benefits for approximately sixty employees and exit costs relating to the closing of two facilities.  During the first quarter of 2000, Axsys announced the Strategic Realignment and a related restructuring program that resulted in expenses of $296 thousand that were charged in the second quarter of 2000.

Interest income and expense, net.  Net interest income in the second quarter of 2001 was $22 thousand, compared to net interest income of $234 thousand in 2000.  We have invested excess cash in high quality short-term investments since the divestment of a non-strategic business late in the first quarter of 2000.   Investment income in 2000 was higher due to higher levels of cash on hand and substantially higher interest rates on short-term investments.

Taxes.  Our effective tax rate was 36.9 in the second quarter of 2001 and 39.1 percent in the comparable period of 2000.

Comparison of the Six Months Ended June 30, 2001 and June 30, 2000

Net sales.  Net sales were $47.6 million in the six-month period ended June 30, 2001, compared to $43.5 million for the same period in 2000, an increase of $4.1 million, or 9.4 percent.  Sales of the Precision Components Group totaled $28.9 million in 2001, compared to $24.2 million, an increase of 19 percent over the comparable period in 2000.  Shipments to aerospace and defense markets increased substantially over the prior year period based on the backlog of orders entering the year.    Sales in the first half of 2000 were negatively impacted by the weak bookings rate in the second half of 1999.   Sales of digital imaging scanners declined by 10 percent due to weak advertising rates in the end use markets of newspaper and magazine printing.  Automation Group sales increased by $2.0 million to $6.1 million for the first six months of 2001 compared to $4.1 million during the comparable period in 2000.  The increase in sales was attributable to higher shipments of fiber optic automation systems as well as stronger sales of test equipment and laser-based positioning products to electronics capital equipment markets.  Sales of the Distributed Products Group were $12.7 million in the first half of 2001, compared to $15.2 million in 2000, a decrease of $2.5 million, or 16 percent.  The sales decline largely resulted from softer orders from commercial customers for industrial automation products, including electronic capital equipment markets.

Gross profit.  Axsys’ gross profit was $4.2 million for the six month period ended June 30, 2001, compared to $6.4 million for the same period last year, a decrease of $2.2 million.  Gross profit in both years is materially impacted by non-recurring charges of $7.7 million in 2001 and $2.6 million in 2000.   Year to date gross profit was 8.8 percent of sales In the six-months ended June 30, 2001 compared to 14.8 percent in the first half of 2000. Excluding the non-recurring charges, gross profit margins rose to 24.9 percent in the  first half of 2001 from 20.7 percent in the first half of 2000.   Major reasons for this improvement include much lower quality-related returns and allowances that depressed margins in 2000, the impact of higher sales, and the benefits of the early stages of lean manufacturing programs implemented across most Axsys divisions.

Selling, general and administrative expenses.  SG&A expenses were $11.4 million for the six-month period ended June 30, 2001, increasing $0.9 million from the comparable period last year.  During the first six-months of 2001, we absorbed $0.9 million of additional SG&A within the Automation Group for marketing, sales, and infrastructure.   Expenses in 2001 were higher due to increased corporate salaries and benefits, depreciation expenses on a company-wide telecommunications and videoconferencing infrastructure, and higher legal fees associated with the registration of common shares issued for acquisitions in 2000.   SG&A expenses in 2000 included $0.9 of asset write-offs, and expenses to relocate, recruit, and train management personnel related to the restructuring of operations last year.

Research and development expenses. R&D expenses were $2.3 million in 2001, compared to $1.7 million in 2000.   Expenses in our Automation Group increased by $0.9 million related to the design and development of a six-axis nano-positioning stage system, the Fiber Attach System Technology (“FAST”) product line, and complimentary products to be used in our semi-automated and fully automated production and test equipment for manufacturers of fiber optic and photonics components.

Restructuring charges.  In conjunction with the Cost Reduction Plan announced in the second quarter of 2001, we recorded a non-recurring restructuring charge of $1.4 million relating to severance pay for approximately sixty employees and exit costs relating to the closing of two facilities.  The Company also recorded a restructuring charge in the first quarter of 2000 of $1.7 million, including severance costs and costs to close or relocate certain facilities.  These costs are discussed in more detail in Note 2 to the Condensed Consolidated Financial Statements.

Interest income and expense, net.  Net interest income amounted to $109 thousand compared to net interest income of $129 thousand in 2000.

Taxes. Axsys’ effective tax rate was 37.0 percent in 2001 compared to 39.1 percent in 2000.  The decrease in the effective rate is caused in part by lower levels of non-deductible amortization expense in 2001 versus 2000.

Discontinued operations.In March 2000, Axsys sold its Beau Interconnect division.  Results of operations from the discontinued business have been reported separately from continuing operations in all periods presented.  The sale of Beau resulted in a gain of $22.5 million, before a tax provision of $8.4 million.  Axsys also recorded a discontinued operation charge of $0.5 million, before a tax benefit of $0.2 million, to increase its environmental reserves for the remediation of two former operating sites.

Liquidity and Capital Resources

             Axsys funds its operations primarily from cash flow generated by operations and cash on hand as a result of the divestment of Beau in the first quarter of 2000.

             Net cash used in operating activities was $2.5 million in the six months ended June 30, 2001 and $7.7 million in the quarter ended June 30, 2000.  The reduction in cash in 2001 was largely due to the $6.8 million net loss for the period, offset by balance sheet changes and depreciation and amortization expenses.  Depreciation expense was $1.5 million for the first half of 2001.  Receivables declined by $1.4 million as days of sales outstanding declined to just under 50 days, and overdue receivables improved considerably.   Inventories declined by a net $1.8 million, including additional obsolescence reserves of $4.4 million, a major component of the restructuring charge, partially offset by an increase in gross inventories of $2.6 million.  A major factor leading to the increase in gross inventory levels has been  the slowing economy, which has resulted in increased finished goods inventory of imported precision bearings.  We have taken steps to curtail supplier shipments in response to slowing demand, however inventory of these long lead-time items increased by $0.9 million in the first six months of the year.  The timing of several long lead-time defense programs has also temporarily increased our work in process inventories in the Precision Components Group.

             We recorded $2.6 million of liabilities related to contract losses that are forecast to develop beyond the next year, producing the increase in long-term liabilities.  An increase in other current assets decreased cash flow from operating activities by $2.6 million, with the majority of the increase coming from the tax benefit of the restructuring charge, including a federal tax receivable of $1.7 million, and other current deferred tax assets of $0.8 million.  Other assets increased by $0.9 million, reflecting the long-term portion of the deferred tax benefit recorded with the restructuring charge.

             In the quarter ended June 30, 2000, cash used in operating activities included a net loss from continuing operations of $4.4 million, which excludes the non-operating gain on the divestment of Beau Interconnect of $13.8 million as well as income from discontinued operations of $0.5 million.  Depreciation expense was $1.6 million in the period.  Net assets of discontinued operations (Beau) increased by $1.5 million, and current liabilities increased by $4.7 million, largely due to an increase in taxes payable as a result of the gain on sale of Beau.

             Net cash used in investing activities was $2.8 million in the six months ended June 30, 2001, representing capital expenditures for the period. Significant capital expenditures included $0.8 million in the Automation Group for infrastructure and equipment associated with the start-up of two facilities and development of saleable prototype products.  We have also invested $0.8 million in new equipment at the precision machining operation in the Precision Components Group.  For the period ended June 30, 2000, net cash provided by investing activities was $28.9 million.  The sale of Beau generated $31.2 million in cash, and we also expended $2.3 million for capital expenditures.  A significant portion of the capital expenditures in the half first of 2000 were related to the relocation of the Motion Control facility in San Diego, California.

             Net cash used in financing activities was $0.5 million in the six months ended June 30, 2001 for the repayment of capital lease obligations.  In the six month period ended June 30, 2000, we used a portion of the proceeds from the sale of Beau Interconnect to repay bank borrowings of $4.4 million and subsequently terminated the related bank credit facility.  In addition, $0.2 million of capital lease payments were made.

             We have funded our operations primarily from cash on hand and, to a small extent, through capital lease transactions.  We believe that our current cash and cash equivalents balances will be sufficient to finance our operations, capital expenditures, and working capital requirements for the foreseeable future.

Backlog

             A substantial portion of our business is of a build-to-order nature requiring various engineering, manufacturing, testing and other processes to be performed prior to shipment.  As a result, we generally have a significant backlog of orders to be shipped.  We recorded new orders of $46.5 million in the first six-months of 2001, compared to orders of $54.6 million in the first six-months of 2000.  We also recorded order cancellations and other adjustments to orders recorded in prior periods of $4.3 million. We ended the second quarter with a backlog of $52.4 million, compared to a backlog of $53.3 million at June 30, 2000, a decrease of  $0.9 million or 2 percent. Our backlog was $64.9 million at December 31, 2000.  We believe that a substantial portion of our backlog of orders at June 30, 2001 will be shipped over the next twelve months.

Recently Issued Accounting Standards

             Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” was issued in June 1998.  SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000.  The implementation of this statement did not have a material impact on the consolidated financial position or consolidated results of operations of Axsys.

             Statement of Financial Accounting Standards (“SFAS”), “Business Combinations” was issued on June 30, 2001.  SFAS No. 141 is effective for fiscal years ending December 31, 2001.  The implementation of the statement will not have a material impact on the consolidated financial results of the operations of Axsys.

             Statement of Financial Accounting Standards (“SFAS”), “Goodwill and Other Intangible Assets” was issued on June 30, 2001.  SFAS No. 142 is effective for fiscal years ending December 31, 2001.  The Company is evaluating the impact of this Statement on the consolidated financial results of the operations.  However, management does not anticipate to be materially impacted by the adoption of SFAS No. 142.

Forward-Looking Statements

             This quarterly report on Form 10-Q includes certain forward-looking statements, including estimates of expected losses on two defense contracts and other statements regarding the 2001 cost reduction plan and the statement with regard to the sufficiency of our cash and cash equivalents to finance our operations, capital expenditures and working capital requirements.  The Company’s business is subject to a variety of risks and uncertainties, including the effect of order backlog on operations, the impact of competition in the aerospace and defense industry, the effects of legal proceedings and regulatory matters on our business, and the impact of general economic conditions, as well as other factors discussed in filings that Axsys makes with the Securities and Exchange Commission.   As a result, actual future results and developments may be materially different from those expressed or implied in any forward-looking statement.  Disclosure regarding factors affecting the Company’s future results and developments is contained in the Company’s public filings with the Securities and Exchange Commission, including the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2000.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

             The Company’s market risk sensitive instruments do not subject the Company to material risk exposures.

PART II.  OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             The annual meeting of stockholders of the Company was held on May 31, 2001.  The following matters were submitted to a vote of security holders.  The results of the voting were as follows:

(1)         Election of Directors
             The stockholders elected all six directors of the Company.
	Votes For	Votes Withheld

Stephen W. Bershad	3,741,753	536,597
Mark J. Bonney	3,741,636	536,714
Anthony J. Fiorelli, Jr.	3,998,681	279,669
Eliot M. Fried	4,000,313	278,037
Richard F. Hamm, Jr.	4,000,734	277,616
Robert G. McConnell	4,000,749	277,601

(2)	Approve certain amendments to the Company’s Amended and Restated Long-Term Stock Incentive Plan (the “Plan”). The stockholders were asked to approve an amendment to the Plan to increase the number of shares reserved for issuance under the Plan by 200,000. The stockholders approved this matter with 3,795,119 votes cast for, 478,172 votes opposed, and 5,058 votes abstained.

(3)	Appointment of Independent Auditors
The stockholders were asked to ratify the appointment of Arthur Andersen LLP as independent auditors for the Company for 2001. The stockholders approved this matter 4,267,206 votes cast for, 3,779 votes opposed, and 7,364 votes abstained.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

a)          Exhibits:

b)          Reports on Form 8-K

             Report on Form 8-K filed on July 3, 2001 regarding the outlook for 2001,
             Report on Form 8-K filed on August 1, 2001 regarding the second quarter 2001 earnings release

SIGNATURES
             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated this 13th day of August 2001.

Date: August 13, 2001              AXSYS TECHNOLOGIES, INC.

By:	/s/Stephen W. Bershad

Stephen W. Bershad
Chairman of the Board and Chief Executive Officer

/s/Mark J. Bonney

Mark J. Bonney
President and Chief Operating Officer

/s/John E. Hanley

John E. Hanley
Vice President-Finance and Chief Financial Officer
(Principal Financial Officer)