Form 10-Q
period 2001-09-30
AXSYS TECHNOLOGIES INC
filed 2001-11-14
CIK 206030

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒            QUARTERLY REPORT PURSUANT TO SECTION 13

OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001 or

☐            TRANSITION REPORT PURSUANT TO SECTION

13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _______________________

Commission file number 0-16182

AXSYS TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware		11-1962029
State or other jurisdiction of incorporation or organization		I.R.S Employer Identification Number

175 Capital Boulevard, Suite 103 Rocky Hill, Connecticut	06067
(Address of principal executive offices)	(Zip Code)

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

                   Yes   ☒    No    ☐

4,693,870 shares of Common Stock, $.01 par value, were outstanding as of November 6, 2001.

AXSYS TECHNOLOGIES, INC.

AXSYS TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets

(Dollars in thousands, except share data)

	(Unaudited) September 30, 2001	December 31, 2000
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,801	$14,850
Accounts receivable – net	13,345	13,937
Inventories – net	22,779	25,435
Other current assets	5,619	3,293
TOTAL CURRENT ASSETS	49,544	57,515
PROPERTY, PLANT AND EQUIPMENT – net	13,898	12,816
EXCESS OF COST OVER NET ASSETS ACQUIRED - net	3,064	3,062
OTHER ASSETS	1,113	199
TOTAL ASSETS	$67,619	$73,592

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$5,456	$7,009
Accrued expenses and other liabilities	8,793	8,172
Current portion of capital lease obligation	691	814
TOTAL CURRENT LIABILITIES	14,940	15,995
CAPITAL LEASES, less current portion	978	1,485
OTHER LONG-TERM LIABILITIES	5,016	2,691

SHAREHOLDERS’ EQUITY:
Common stock, authorized 30,000,000 shares, issued 4,792,674 shares at September 30, 2001 and December 31, 2000	47	47
Capital in excess of par	39,568	39,675
Retained Earnings	8,131	14,965
Treasury stock, at cost, 98,804 shares at September 30, 2001 and 108,553 at December 31, 2000	(1,061)	(1,266)
TOTAL SHAREHOLDERS’ EQUITY	46,685	53,421

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$67,619	$73,592

See accompanying notes to condensed consolidated financial statements

AXSYS TECHNOLOGIES, INC.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands)

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2001	2000	2001	2000
NET SALES	$21,603	$24,245	$69,209	$67,772
Cost of sales	16,303	18,060	59,702	55,156
Selling, general and administrative expenses	4,905	5,488	16,291	15,964
Research and development expenses	633	747	2,971	2,440
Restructuring charge	--	--	1,360	1,655
Amortization of intangible assets	(1)	35	(2)	105
OPERATING (LOSS)	(237)	(85)	(11,113)	(7,548)

Interest income – net	13	175	122	304
Other income	109	60	143	165
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE TAXES	(115)	150	(10,848)	(7,079)
Benefit from (provision) for income taxes	43	(59)	4,014	2,768
(LOSS) INCOME FROM CONTINUING OPERATIONS	(72)	91	(6,834)	(4,311)

DISCONTINUED OPERATIONS:
Income from operations – net of taxes	--	--	--	513
Gain on disposal – net of taxes	--	--	--	13,776

NET (LOSS) INCOME	$(72)	$91	$(6,834)	$9,978

BASIC (LOSS) EARNINGS PER SHARE:
(Loss) income from continuing operations	$(0.02)	$0.02	$(1.46)	$(0.92)
Income from discontinued operations	--	--	--	3.07
TOTAL	$(0.02)	$0.02	$(1.46)	$2.15
Weighted average basic common shares outstanding	4,688	4,660	4,686	4,651

DILUTED (LOSS) EARNINGS PER SHARE:
(Loss) income from continuing operations	$(0.02)	$0.02	$(1.46)	$(0.92)
Income from discontinued operations	--	--	--	3.07
TOTAL	$(0.02)	$0.02	$(1.46)	$2.15
Weighted average diluted common shares outstanding	4,688	4,753	4,686	4,651

See accompanying notes to condensed consolidated financial statements.

AXSYS TECHNOLOGIES, INC.

Condensed Consolidated Statements of Cash Flow

(Unaudited, dollars in thousands)

	Nine-Months Ended September 30,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(6,834)	$9,978
Adjustments to reconcile net income to cash used in operating activities:
Gain on disposal of discontinued operations	--	(13,776)
Change in deferred taxes	(962)	--
Depreciation and amortization	2,294	2,362
Change in net assets of discontinued operations	--	(9,915)
Changes in operating assets and liabilities:
Accounts receivable	592	(2,978)
Inventory	2,656	1,214
Other current assets	(2,326)	(135)
Accounts payable	(1,553)	(57)
Accrued liabilities	621	2,995
Other - net	2,471	274
NET CASH USED IN OPERATING ACTIVITIES	(3,041)	(10,038)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,497)	(2,657)
Capital divestitures	119	--
Net proceeds from sale of discontinued operations	--	31,223
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(3,378)	28,566

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayment of borrowings	(630)	(4,903)
Other	--	89
NET CASH (USED IN) FINANCING ACTIVITIES	(630)	(4,814)

NET (DECREASE) INCREASE IN CASH	(7,049)	13,714

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	14,850	385
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,801	$14,099

Supplemental cash flow information
Cash (received) paid for:
Interest received	$(121)	$(285)
Income tax (refund) payment	(1,447)	4,884

See accompanying notes to condensed consolidated financial statements.

AXSYS TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 - Basis of Presentation

                The accompanying unaudited condensed consolidated financial statements of Axsys Technologies, Inc. (the “Company” or “Axsys”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. Operating results for the three-month period and nine-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.  For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

                Statement of Financial Accounting Standards (“SFAS”), “Accounting for the Impairment or Disposal of Long-Lived Assets” was issued in August 2001.  SFAS No. 144 is effective for fiscal years beginning after December 15, 2001.  The Company has not yet determined the impact, if any, this new standard will have on its reported results of operations and cash flows.

                Certain reclassifications have been made to financial statements previously reported to conform to current classifications.

                Basic earnings per share have been computed by dividing Net Income/(Loss) by the weighted average number of common shares outstanding.   The dilutive effect of stock options on the weighted average number of common shares would have been 968 shares for the quarter ended September 30, 2001.   The actual dilutive effect on the quarter ended September 30, 2000 was 92,908 shares.   The dilutive effect of stock options on the weighted average number of common shares would have been 32,858 and 44,898 for the nine-months ended September 30, 2001 and 2000, respectively.  Generally accepted accounting principles require the computation of the net loss per share to exclude the dilutive effect of stock options when there is an operating loss from continuing operations.

Note 2 – Restructuring and Other Special Charges

Cost Reduction Program

During the second quarter of 2001, the Company approved a major cost reduction program (the “Cost Reduction Plan”) leading to a pretax charge to earnings of approximately $9.1 million, or $5.7 million after-tax.  The cash cost of the plan is expected to be approximately $1.3 million.

The Company estimates that the Cost Reduction Plan will reduce expenses by approximately $2.3 million in the second half of 2001, with cost reductions reaching an annualized rate of approximately $4.8 million once fully implemented in the fourth quarter of 2001.

The Company closed a small manufacturing facility in Manchester, Connecticut and consolidated its activities into the Imaging Systems unit in Rochester Hills, Michigan.  The Company closed a small, satellite facility in Newbury Park, California, and consolidated it into the Integrated Systems Division facility in Santa Barbara, California.  Pre-tax charges associated with these shutdowns include $268 thousand in severance costs for 14 people and $118 thousand in facility exit costs.  In addition, the Company reduced its workforce at four other locations by 45 people and expects to incur approximately $974 thousand in severance costs.  The total workforce reduction was 59 people or 9%.

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

Through September 30, 2001, Axsys recorded the following amounts in the Consolidated Statement of Operations in connection with the Cost Reduction Plan:

	Cost of Goods Sold	Selling, General & Administrative Expense	Restructuring Charge	Total
Work force reductions	$-	$-	$1,242	$1,242
Facilities	-	-	118	118
Inventory write-downs	4,425	-	-	4,425
Loss contract reserves	2,943	-	-	2,943
Other	293	152	-	445
Total	$7,661	$152	$1,360	$9,173

Other costs directly related to the Cost Reduction Plan, which are not eligible for recognition at the commitment date, such as relocation and other integration costs, are expensed as incurred.  The Company incurred $67 thousand of these costs through September 30, 2001 and anticipates an additional $15 thousand in the last three months of 2001.

                The following table shows the balance sheet activity for the reserve and accrual accounts as of September 30, 2001:

	Inventory Reserves	Loss Contract Reserve	Restructuring Accrual
Q2 2001 Charges	$4,425	$2,943	$1,738
Q3 2001 Activity	(1,420)	(58)	(644)
Balances at September 30, 2001	$3,005	$2,885	$1,094

Cash expenditures	$--	$--	$558

Total cash expended, for the Cost Reduction Plan, through September 30, 2001 was $558 thousand.  The Company anticipates the majority of cash costs for the plan will occur during the second half of 2001 and will be completed by April 2002.

Strategic Realignment

On February 11, 2000, Axsys announced a restructuring plan to improve efficiency and enhance competitiveness under two new major groups to better serve its markets and customers (the “Strategic Realignment”).  This plan resulted in a non-recurring charge of $5.1 million, pre-tax, a workforce reduction of 50 employees from various locations, relocation or consolidation of two of its facilities and the write down of potentially obsolete inventory.

Through September 30, 2000, Axsys recorded the following amounts in the Consolidated Statement of Operations in connection with the Strategic Realignment:

	Cost of Goods Sold	Selling, General & Administrative Expense	Restructuring Charge	Total
Work force reductions	$-	$-	$915	$915
Facilities	260	393	740	1,393
Inventory write-downs	2,301	-	-	2,301
Other costs	-	786	-	786

Total	$2,561	$1,179	$1,655	$5,395

During the first quarter 2000, the Company charged $2.518 million to cost of goods sold, $688 thousand to selling, general and administrative expenses and $1.359 million to restructuring costs.  During the second quarter of 2000, the Company charged $43 thousand to cost of goods sold, $210 thousand to selling, general and administrative expenses and $296 thousand to restructuring costs.  During the third quarter of 2000, the Company charged $281 thousand to selling, general and administrative expenses.

As of September 30, 2001, Axsys had an accrued balance of $101 thousand for costs related to the Strategic Realignment included in current liabilities, which should be expended during the remainder of 2001.  As of December 31, 2000, Axsys had an accrued balance of $752 thousand, of which $651 thousand was expended for costs related to the Strategic Realignment included in current liabilities during 2001.

Restructuring Accrual

Q1 2000 charges	$1,862
Q2 2000 charges	297
Total accrued charges	2,159

Cash expended in 2000	(1,407)

Balance at December 31, 2000	$752

Other costs directly related to the Strategic Realignment, which are not eligible for recognition at the commitment date, such as relocation and other integration costs, are expensed as incurred.  For the three months ended and the nine months ended September 30, 2000, Axsys incurred $281 thousand and $937 thousand, respectively, of these other costs.

For the 2000 Strategic Realignment Program, total cash expended was $3.0 million from inception through September 30, 2001, of which $1.8 million had been accrued for during the first half of 2000 and $1.2 million was expensed as incurred.

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

Note 4 – Inventories

Inventories have been determined generally by lower of cost (first-in, first-out or average) or market.  Inventories consist of (in thousands):

	September 30, 2001	December 31, 2000
Raw materials	$4,522	$7,830
Work-in-process	8,539	7,552
Finished goods	9,718	10,053
Total Net Inventory	$22,779	$25,435

Note 5 – Income Taxes

The Company determined, based upon the level of its current taxable income, it was more likely than not that it would realize the benefit of its deferred tax assets, which previously had been fully reserved with a valuation allowance.  Consequently, during the first quarter of 2000, the Company reversed $728 thousand of its valuation allowance related to net deferred tax assets of its discontinued operations with the corresponding tax benefit included in the results of discontinued operations.

                As of September 30, 2001, the Company had no tax valuation allowance.

Note 6 - Segment Data

In February 2001, Axsys announced a reorganization of the Company’s market segments into three major groups.  The strategic realignment resulted in a change in the composition of Axsys’ reportable segments and, accordingly, all periods reported have been restated.  Axsys classifies its businesses under three major groups, the Precision Components Group, Automation Group and the Distributed Products Group.

The Precision Components Group designs, manufactures and sells high-end components such as precision position sensors, high-performance motors, precision metal optics, and laser-based air-bearing scanners and marking engines and electro-mechanical subassemblies.  Axsys’ products enable original equipment manufacturers (“OEM”s) to improve measurement precision, imaging, positional performance (accuracy, resolution, speed and power), and weight requirements in their systems.  Principal markets for these products include OEMs serving the aerospace, defense, high-end graphic arts, semiconductor, data storage, fiber optics/photonics, and other related electronics capital equipment markets.

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

The Automation Group designs, manufactures and sells automated production and test systems and nano-positioning subsystems to high technology customers who produce semiconductor, data storage, fiber optics/photonics component products and other high technology products.  These production and test systems integrate many of the precision optical and positioning components and subsystems produced by the Precision Components Group with vision systems, robotics and electronic controls produced by third party companies.    Axsys integrates these and other high performance alignment products into automation systems using its advanced, proprietary FlexAutoTM software, designed for precision automation applications, and ControLight software, designed specifically for the photonics industry.  Our FAST™ family of fiber alignment products, and the Lab 60 Development Station, featuring our proprietary six-axis nano-positioning platform, were designed as part of a full line of production automation equipment for the photonics marketplace.  These tools are designed to enable customers to more accurately and repeatedly produce their component products, thereby increasing the yield and throughput of their production and test processes.

As discussed in Note 2, the Company sold its Beau Interconnect division.  The disposal of this business has been accounted for as a discontinued operation and, accordingly, its related operating results have been reported separately from continuing operations. The segment data below excludes its results.

The following tables present financial data for each of the Company’s segments (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Net sales from continuing operations:
Precision Components Group	$13,381	$12,930	$42,207	$37,165
Automation Group	2,743	3,200	8,846	7,313
Distributed Products Group	5,479	8,115	18,156	23,294
Total sales	21,603	24,245	69,209	67,772

Income (loss) from continuing operations before amortization, interest and taxes:
Precision Components Group	1,320	343	2,347	(1,815)
Automation Group	(762)	387	(2,317)	118
Distributed Products Group	431	1,223	2,050	3,490
Restructuring charge	(67)	(283)	(9,173)	(5,397)
Non-allocated expenses	(1,037)	(1,520)	(3,755)	(3,475)
Income (loss) from continuing operations before taxes	$(115)	$150	$(10,848)	$(7,079)

	September 30, 2001	December 31, 2000
Identifiable assets:
Precision Components Group	$33,074	$31,608
Automation Group	6,465	6,491
Distributed Products Group	13,755	14,540
Non-allocated assets	14,325	20,953
Total assets	$67,619	$73,592

Included in non-allocated expenses are the following: general corporate expense, interest expense, amortization of goodwill, special charges and other income and expense.  Identifiable assets by segment consist of those assets that are used in the segments’ operations.  Non-allocated assets are comprised primarily of cash and cash equivalents, goodwill and net deferred tax assets.

Note 7 – Other Information (in thousands)

	September 30, 2001	December 31, 2000
Allowance for doubtful accounts	$683	$527

Accumulated depreciation and amortization of property, plant and equipment	$12,224	$11,801

Accumulated amortization of excess of cost over net assets acquired	$1,136	$1,138

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth certain financial data as a percentage of net sales for the three-month periods and the nine-month periods ended September 30, 2001 and 2000.  On March 17, 2000 the Company sold its Beau Interconnect division.  This divestiture has been accounted for as a discontinued operation.  The results of the operations of Beau Interconnect and the gain from the disposal are reflected in discontinued operations.

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2001	2000	2001	2000
Net sales:
Precision Components Group	61.9%	53.3%	61.0%	54.8%
Automation Group	12.7	13.2	12.8	10.8
Distributed Products Group	25.4	33.5	26.2	34.4
Total Company	100.0	100.0	100.0	100.0

Cost of sales	75.5	74.5	86.3	81.4

Gross profit	24.5	25.5	13.7	18.6

Operating expenses:
Selling, general and administrative expenses	22.7	22.6	23.5	23.6
Research and development expenses	2.9	3.1	4.3	3.6
Restructuring charge	0.0	0.0	2.0	2.4
Amortization of intangible assets	0.0	0.1	0.0	0.2

Operating loss	-1.1	-0.3	-16.1	-11.2

Interest income, net	0.1	0.7	0.2	0.4
Other income	0.5	0.2	0.2	0.2

Loss from continuing operations before taxes	-0.5	0.6	-15.7	-10.6
Benefit from income taxes	0.2	-0.2	5.8	4.1
Loss from continuing operations	-0.3	0.4	-9.9	-6.5

Discontinued operations:
Income from operations, net of taxes	0.0	0.0	0.0	0.8
Gain on disposal, net of taxes	0.0	0.0	0.0	20.3
Net (loss) income	-0.3%	0.4%	-9.9%	14.6%

Gross profit (as a percentage of related net sales, excluding non-recurring charges):
Precision Components Group	23.6%	19.4%	22.1%	16.0%
Automation Group	21.7	27.8	24.9	28.3
Distributed Products Group	27.7	31.2	30.7	31.2

Comparison of the Three Months Ended September 30, 2001 and September 30, 2000

Net sales.  In the three-month period ended September 30, 2001, the Company's net sales decreased by $2.6 million, or 11 percent, to $21.6 million, from $24.2 million in the third fiscal quarter of 2000.  Sales of the Precision Components Group totaled $13.4 million, compared to $12.9 million, an increase of 3 percent over the comparable period in 2000.  Sales to aerospace and defense markets accounted for the increase, including higher shipments from the backlog of motion control components.  In third quarter of 2001, sales of digital imaging scanners to high-end graphic arts users and semiconductor capital equipment markets were lower than the comparable quarter of 2000.  Sales of fiber optic automation systems totaled $1.3 million in the quarter ended September 30, 2001, an increase of 107 percent over the prior year.  Included in this year’s sales were the Company’s first shipments of FAST™ products from the Fiber Automation Division in Pittsburgh, PA.  Automation Group sales in total were $2.7 million in the third quarter of 2001, compared to $3.2 million in 2000, a decrease of $0.5 million or 14 percent.  The lower overall sales were caused by continued weak demand from data storage and semiconductor markets.  Sales of the Distributed Products Group were $5.5 million in the third quarter of 2001, compared to $8.1 million in 2000, a decrease of $2.6 million, or 32 percent.  Weakness in commercial and industrial markets continued to negatively affect the sales of precision bearings.

Gross profit.  Gross profit in the quarter ended September 30, 2001 was $5.3 million, compared to $6.2 million in the comparable period last year, a decline of $0.9 million, or 14 percent.   The primary cause of lower gross profit was the 8 percent drop in sales volume versus last year.  The Company’s Cost Reduction Plan, announced at the end of the second quarter of this year and implemented in the third quarter, produced a $322 thousand reduction in manufacturing overhead.  Gross margins as a percentage of sales declined to 24.5 percent in 2001, from 25.5 percent in 2000.  This decline was attributable to costs which were not absorbed due to the decline in sales volume in 2001, partially offset by the impact of the Cost Reduction Plan.  During the third quarter, Axsys introduced new automation products at lower than normal margins, which also negatively impacted the overall gross margin percentage.  Margins on these products are expected to improve with repeat orders and additional manufacturing experience.

Selling, general and administrative expenses.  SG&A expenses were $4.9 million in the third quarter of 2001, a decrease of $0.6 million, or 11 percent, compared to $5.5 million in the same period last year.   Expenses in the third quarter were $534 thousand lower as a direct result of the Cost Reduction Plan announced at the end of the second quarter.   Included in 2001 third quarter expenses are $547 thousand of incremental selling, general, and administrative costs for the two Automation Group operations and infrastructure that were acquired or started up in the fourth quarter of 2000.

Research and development expenses.  R&D expenses were $633 thousand in the quarter ended September 30, 2001, a decrease of $114 thousand, or 15 percent, from expenses of $747 thousand in the comparable quarter of 2000.  As part of the Cost Reduction Plan, R&D expenses were reduced by $197 thousand in certain lower growth markets.  Axsys continued to invest significant resources in Automation Group products, despite a refocusing of engineering resources to manufacturing in the third quarter of 2001.

Interest income and expense, net.  Net interest income in the third quarter of 2001 was $13 thousand, compared to net interest income of $175 thousand in 2000.  The Company invested excess cash in high quality short-term investments since the divestment of a non-strategic business late in the first quarter of 2000.   Investment income in 2000 was  higher due to higher levels of cash on hand and substantially higher interest rates on short-term investments last year.

Taxes.  The effective tax rate was 37.4 in the third quarter of 2001 and 39.3 percent in the comparable period in 2000.   The decrease in the effective rate is caused in part by lower levels of non-deductible amortization expense in 2001 versus 2000.

Comparison of the Nine Months Ended September 30, 2001 and September 30, 2000

Net sales.  Net sales were $69.2 million in the nine-month period ended September 30, 2001, compared to $67.8 million for the same period in 2000, an increase of $1.5 million, or 2 percent.  Sales of the Precision Components Group totaled $42.2 million in 2001, compared to $37.2 million in 2000, an increase of 14 percent.  Year-to date sales to aerospace and defense markets have increased substantially over the prior year period based on the backlog of orders entering the year.  Sales in the early part of 2000 were also negatively affected by the weak bookings rate in the second half of 1999.   Sales of digital imaging scanners have been impacted by weak advertising rates in newspaper and magazine printing markets, and were approximately 5 percent lower in 2001 than in 2000.   Automation Group sales increased by $1.5 million to $8.8 million in the first nine months of 2001, compared to $7.3 million during the comparable period in 2000.  The increase in sales was attributable to a 135 percent increase in shipments of fiber optic automation systems combined with flat sales of test equipment and laser-based positioning products to electronics capital equipment markets.  These markets have weakened over the course of this year.   Sales of the Distributed Products Group were $18.2 million in the nine months of 2001, compared to $23.3 million in 2000, a decrease of $5.1 million, or 22 percent.  The decline in sales was largely due to continued weak demand from commercial customers for industrial automation products, including electronic capital equipment markets.

Gross profit.  Axsys’ gross profit was $9.5 million for the nine month period ended September 30, 2001, compared to $12.6 million for the same period last year, a decrease of $3.1 million.  Gross profit in both years was materially impacted by non-recurring charges of $7.7 million in 2001 and $2.6 million in 2000.   Year to date gross profit was 13.7 percent of sales in the nine months ended September 30, 2001 compared to 18.6 percent in the comparable period in 2000. Excluding the non-recurring charges, gross profit margins rose to 24.8 percent of sales in 2001 from 22.4 percent of sales in 2000.   The major reasons for the improvement include much lower quality-related returns and allowances that depressed margins in 2000, the impact of higher sales, and the benefits of lean manufacturing programs implemented across the Company.

Selling, general and administrative expenses.  SG&A expenses were $16.3 million for the nine-month period ended September 30, 2001, an increase of $0.3 million from the comparable period last year.  During the first nine months of 2001, the Company absorbed $1.6 million of additional SG&A within the Automation Group for marketing, sales, and administrative infrastructure.   Expenses in both years were also materially affected by non-recurring charges, including $1.5 million in 2001 related to the Cost Reduction Plan implemented in the second quarter, and $0.9 million of asset write-offs, and expenses to relocate, recruit, and train management personnel related to the restructuring of operations in 2000.   Excluding the impact of restructuring programs in both years and the incremental costs within the Automation Group, SG&A expenses declined by $1.6 million in 2001 versus last year.

Research and development expenses. R&D expenses were $3.0 million in 2001, compared to $2.4 million in 2000.   Expenses in the Automation Group increased by $1.1 million to design and develop a family of products based on the proprietary  six-axis nano-positioning stage system, the Fiber Attach System Technology (“FAST”) product line, and complimentary products to be used in the semi-automated and fully automated production and test equipment for manufacturers of fiber optic and photonics components.   As part of the cost reduction programs in 2001, Axsys reduced research and development  expenses in certain lower growth businesses, including data storage products.

Restructuring charges.  In 2001, in conjunction with the Cost Reduction Plan announced in the second quarter of 2001, Axsys recorded a non-recurring restructuring charge of $1.4 million relating to severance pay for approximately sixty employees and exit costs relating to the closing of two facilities.  The Company also recorded a restructuring charge in the first quarter of 2000 of $1.7 million, including severance costs and costs to close or relocate certain facilities.  These costs are discussed in more detail in Note 2 to the Condensed Consolidated Financial Statements.

Interest income and expense, net.  Net interest income amounted to $122 thousand compared to net interest income of $304 thousand in 2000.

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

Net cash used in operating activities was $3.0 million in the nine months ended September 30, 2001 and $10.0 million in the quarter ended September 30, 2000.  The reduction in cash in 2001 was largely due to the $6.8 million net loss for the period, offset by depreciation and amortization charges of $2.3 million and various balance sheet changes.  Receivables declined by $0.6 million, mostly due to lower sales in 2001 versus last year.  Inventories declined by a net $2.7 million, including additional obsolescence reserves of $4.4 million, a major component of the cost reduction plan announced in the second quarter, partially offset by an increase in gross inventories of $1.7 million.  Inventory levels rose by $2.6 million in the first six months of the year, and declined by $0.9 million in the third quarter due to more aggressive working capital management actions.  Trade payables declined by $1.5 million in 2001 as lower levels of capital spending and lower purchases for inventory have reduced overall supplier payment requirements.

  Other current assets increased by $2.3 million, with the majority of the increase due to the tax benefit of this year’s restructuring charge, including future tax benefits expected to be realized in 2002.   In addition, other assets increased by $0.9 million, reflecting the long-term portion of the deferred tax benefit recorded with the restructuring charge.  The Company also recorded $2.6 million of long-term liabilities in the second quarter related to contract losses that are forecast to develop beyond the next year.

In the nine-months ended September 30, 2000, cash used in operating activities included a net loss from continuing operations of $4.3 million, which excludes the non-operating gain on the divestment of Beau Interconnect of $13.8 million as well as income from discontinued operations of $0.5 million.  Depreciation expense was $2.4 million in the period.  Net assets of discontinued operations (Beau) increased by $9.9 million, reflecting an increase in working capital balances of $1.5 million between the end of 1999 and the sale date and the effect of federal and state taxes of $8.4 million on the gain.   Within accrued liabilities, accrued taxes increased by $935 thousand due to the remaining taxes payable of $3.7 million due to the sale of Beau off set by $2.8 million of tax benefit from operating losses.  Additionally, accrued liabilities increased by $2.0 due to the effects of the 2000 Strategic Realignment Program, increases in warranty reserves and accrued compensation.

Net cash used in investing activities was $3.4 million in the nine months ended September 30, 2001, representing capital expenditures for the period, net of capital divestments.  Significant capital expenditures included $0.8 million in the Automation Group for infrastructure and equipment associated with the start-up of two facilities,  development of saleable prototype products and production of mobile demonstration equipment to promote the Company capabilities.  Axsys have also invested $0.8 million in new equipment at the precision machining operation in the Precision Components Group.

For the period ended September 30, 2000, net cash provided by investing activities was $28.6 million.  The sale of Beau generated $31.2 million in cash, and Axsys expended $2.7 million for capital expenditures.  A significant portion of the capital expenditures in 2000 was related to the relocation of the Motion Control facility in San Diego, California.

Net cash used in financing activities was $0.6 million in the nine months ended September 30, 2001 for the repayment of capital lease obligations.  In the nine month period ended September 30, 2000, a portion of the proceeds from the sale of Beau Interconnect was used to repay bank borrowings of $4.4 million and subsequently, Axsys terminated the related bank credit facility.  In addition, $0.5 million of capital lease payments were made.

                Axsys funded its operations primarily from cash on hand and, to a certain extent, through capital lease transactions.  The Company believe that our current cash and cash equivalents balances will be sufficient to finance its operations, capital expenditures, and working capital requirements for the foreseeable future.

Backlog

                A substantial portion of the business is of a build-to-order nature requiring various engineering, manufacturing, testing and other processes to be performed prior to shipment.  As a result, the Company generally has a significant backlog of orders to be shipped.  Axsys recorded new orders of $62.0 million in the first nine-months of 2001, compared to orders of $107.5 million in the first nine-months of 2000.  Axsys also recorded order cancellations and other adjustments to orders recorded in prior periods of $4.3 million.  Axsys ended the third quarter with a backlog of $53.4 million, compared to a backlog of $60.1 million at September 30, 2000, a decrease of  $6.7 million or 11 percent.  Backlog was $64.9 million at December 31, 2000.  Axsys believes that a substantial portion of its backlog of orders at September 30, 2001 will be shipped over the next twelve months.

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

Statement of Financial Accounting Standards ("SFAS"),  "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued in August 2001. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company has not yet determined the impact, if any, this new standard will have on its reported results of operations and cash flows.

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

PART II.  OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated this 13th day of November 2001.

Date: November 13, 2001	AXSYS TECHNOLOGIES, INC.

	By:	/s/Stephen W. Bershad
Stephen W. Bershad
Chairman of the Board and Chief Executive Officer

/s/Mark J. Bonney
Mark J. Bonney
President and Chief Operating Officer

/s/John E. Hanley
John E. Hanley
Vice President-Finance and Chief Financial Officer
(Principal Financial Officer)