Form 10-K
period 2001-12-31
AXSYS TECHNOLOGIES INC
filed 2002-03-18
CIK 206030

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No.: 0-16182

AXSYS TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	11-1962029
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

175 Capital Boulevard, Suite 103
Rocky Hill, Connecticut	06067
(Address of principal executive offices)	(Zip Code)

(860) 257-0200
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the Registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.

Aggregate market value of the voting stock held by non-affiliates of the registrant as of the close of business March 1, 2002, $22,411,414.

Common Stock outstanding at March 1, 2002: 4,698,498 shares.

Documents Incorporated by Reference
Document	Form 10-K Reference
Portion of Axsys Technologies, Inc. Notice of Annual Meeting of Stockholders and Proxy Statement.	Part III, Items 10-13

PART I

Item 1.  BUSINESS

Axsys Technologies, Inc. (together with its subsidiaries, unless the context suggests otherwise, "Axsys" or "we") is a leading designer and manufacturer of high-performance custom nano-positioning components, subsystems and systems.  We also design and manufacture precision optical components for internal consumption as well as for sales to third parties.  In addition, we distribute precision ball bearings for use in a variety of industrial and commercial applications.

Axsys is incorporated in Delaware, and our common stock is traded on the NASDAQ Stock Market under the symbol "AXYS."

We sell our components, subsystems and bearings to a variety of original equipment manufacturers ("OEM"s), serving the following markets:

•                  Aerospace and defense

•                  Semiconductor, data storage, and related capital equipment

•                  High-performance graphic art capital equipment

•                  Industrial automation OEM and maintenance repair operations ("MRO")

We sell semi and fully automated development, inspection and production systems, utilizing our nano-positioning capabilities and proprietary software controls, integrated with other third party products. These are sold to end-users that manufacture semiconductor, photonic, and other high technology components.

We are organized into three groups:

•                  Precision Components Group

•                  Automation Group

•                  Distributed Products Group

The Precision Components Group designs, manufactures and sells high-end components such as precision position sensors, high-performance motors, precision metal optics, and laser-based airbearing scanners and opto-mechanical and electro-mechanical subassemblies.  Our products enable OEMs to improve measurement precision, imaging, positional performance (accuracy, resolution, speed and power), and weight requirements in their systems.  Principal markets for our products include OEMs serving the aerospace, defense, high-end graphic arts, semiconductor, photonic, and other related electronics capital equipment markets.  The Precision Components Group is comprised of:

•                  Axsys Technologies – Motion Control Division in San Diego, California

•                  Axsys Technologies – Precision Machined Products in Cullman, Alabama

•                  Axsys Technologies – Imaging Systems in Rochester Hills, Michigan

The Automation Group designs, manufactures and sells automated production and test systems and nano-positioning subsystems to high technology customers that produce semiconductor, data storage and photonic components and other high technology products.  These production and test systems integrate the group's precision optical and positioning components and subsystems with vision systems, robotics and electronic controls produced by third party companies.  This integration is accomplished using our proprietary FlexAutoTM and ControLight software. These tools are designed to enable our customers to accurately and repeatedly produce their component products, thereby increasing the yield and throughput of the inspection and production processes.  The Automation Group is comprised of:

•                  Axsys Technologies – Integrated Systems in Santa Barbara, California

•                  Axsys Technologies – Fiber Automation in Pittsburgh, Pennsylvania

•                  Axsys Technologies – Axsys Automation Engineering in Wilmington, Massachusetts

The Distributed Products Group distributes precision ball bearings, acquired from various domestic and international sources, to OEMs and MRO distributors.  The ball bearings are used in a variety of industrial automation and commercial markets.  Additionally, our Distributed Products Group designs, manufactures and sells mechanical-bearing subassemblies for a variety of customers.  The Distributed Products group is comprised of AST Bearings division located in Montville, New Jersey with a distribution center in Irvine, California.

Market Overview

Axsys' products are sold to OEM and end user customers in a variety of markets, which demand the precision and performance of our products and capabilities.

Aerospace and defense. The aerospace and defense market principally consists of OEMs that manufacture weapon subsystems (for example, night vision and targeting pods and flight control systems) and complete systems (for example, aircraft air-to-air missiles and reconnaissance satellites).  In general, these OEMs are designing leading-edge products, the performance of which is enhanced through the use of three of our critical capabilities:

•                  precision positioning;

•                  highly accurate reflective optics; and

•                  light-weight, high strength structural components.

The market for our products also includes direct sales to the U.S. and foreign defense agencies for spares requirements. Despite a decline in overall defense spending over the past decade, the defense budget for upgrading existing platforms, including the development of  "smart weapons," as well as missile defense programs, has grown substantially.  Upgrade programs include state-of-the-art electronics, enhanced night vision systems, radar and guidance systems, missile seeker technologies and fly-by-wire systems.  All of these programs incorporate high-performance components provided by suppliers like Axsys, such as precision metal optics, high performance motors and sensors and precision-machined structures.  Our advanced capabilities are also utilized in certain missile defense programs that are based on measuring and seeking the thermal signature of an incoming missile.

High-performance graphic art capital equipment.  The high-performance graphic art capital equipment market for our products consists of OEMs who manufacture sophisticated equipment used to electronically image photo-sensitive media for, among others, graphic arts and newspaper plate markets.  Electronic imaging involves controlling the position of a modulated laser beam to expose photosensitive media.  The position of this beam can be controlled by rotating a reflective optic by use of a high speed airbearing scanner under the laser beam or by precisely positioning the laser beam or the media under one another with an X-Y micro-positioning stage. In recent years, our customers have demanded increased resolution and throughput capabilities in these high-end systems.  With a view to achieving these capabilities, we use reflective optics, high-speed motors, airbearings and sophisticated electronic controls.

Semiconductor, data storage and related capital equipment.  We sell products to OEMs in the semiconductor and related electronics capital equipment markets that produce fabricating and test equipment for integrated circuits, reticles, flat panel displays and electronic components including printed circuit boards.  Our customers require accurate, precise and repeatable positioning of these devices for their equipment.  We believe that as the density of circuits has increased, there has been increased requirement for the airbearing and direct drive positioning technology produced by Axsys.  We also supply a variety of critical components and subsystems to these markets, including:

•                  direct drive rotary motors;

•                  precision optics;

•                  high speed rotary airbearing scanners and imaging engines;

•                  laser interferometers; and

•                  integrated nano-positioning stages.

In addition, Axsys designs, manufactures and sells nano-positioning spin stands used for testing the electrical properties of read/write heads used in the data storage industry.

Photonics component manufacturing.  We sell semi-automated and fully automated development, inspection and production equipment to manufacturers of photonics components.  This equipment is designed to assist these manufacturers to quickly and cost-effectively develop their products and manufacturing processes and increase the yield and throughput of their inspection and production processes.

Industrial Automation.  We sell our products to a wide range of applications in industrial and commercial markets,including machine tools, motion control components and many types of automation equipment.  We also sell to MRO distributors who supply replacement parts for older equipment.  Our OEM and MRO customers principally purchase precision bearings and assemblies that require short lead-times.

Business Strategy

We are a vertically integrated supplier of precision components, subsystems and systems for high-technology applications. We design and manufacture components and subassemblies for OEMs of aerospace guidance, thermal imaging, graphic arts electronic imaging and semiconductor and related capital equipment.  Our products increase the accuracy and throughput of equipment produced by OEMs.  We also provide sophisticated development, inspection and production equipment that increases the yield and throughput of the semiconductor, photonics component and other high technology manufacturing processes.  A focus of our business strategy is to utilize our vertically integrated component manufacturing experience and resources, our systems integration capabilities and our process know-how in the design of higher-level subsystems as well as automation production and test systems that employ our nano-positioning and precision optical technologies.  Other key elements of this business strategy include the following:

We plan to use our vertically integrated position to grow our subsystems business.  Our strategy is to continue to develop subsystems by integrating our core component technologies with our electro-mechanical and opto-mechanical integration capabilities.  This strategy is designed to enable us to provide our customers with high performance systems at competitive prices.  We are currently investigating providing integration services for several of our OEM customers in other markets, including:

•                  integration of our metal optics, motion control components and beryllium structures for next generation defense forward looking infrared (FLIR) applications;

•                  integration of our metal optics, motors and sophisticated electronic controls for beam stabilization and control in a telecommunications free space optics applications;

•                  integration of our direct drive motors, interferometers and precision-machined airbearings for various process equipment applications; and

•                  development of airbearing stages.

We plan to continue to develop our offerings in the photonics automated production and inspection systems markets.  In 2000, we identified a new market opportunity to produce automated production and test equipment to support the fiber optics components market.  In October 2000, we started up our Fiber Automation Division in Pittsburgh, Pennsylvania to develop ultra-compact mechanical nano-positioning stages focused on the fiber automation market.  Also in October 2000, Axsys merged with Automation Engineering Inc. ("AEI") to obtain know-how in designing fiber automation systems as well as their advanced integration software – FlexAuto™  Axsys continued to invest in new product and process development in 2001.  These investments have enabled Axsys to develop technology in the field of fiber alignment and attachment as well as device inspection and characterization.  We have also invested in expanding our sales and marketing infrastructure in order to increase Axsys' brand recognition in the marketplace.

We will continue to focus on improving operating efficiencies.  We are starting our third year on the continuous improvement process of implementing "Lean" techniques throughout the organization.  The concept of Lean is based on eliminating waste in all aspects of the organization, measured in reduced cycle time, material costs, scrap and rework. By implementing this process, we have reduced, and expect to continue to reduce, our design and manufacturing lead times as well as manufacturing costs in order to become more competitive in the marketplace.

We continue to invest in information technologies to enhance our efficiency and responsiveness in serving our markets. In order to increase our efficiency and market responsiveness, we continue to invest in information technology across all aspects of our organization.  In 2001, we implemented customer relationship management (CRM) software in our Precision Components and Automation groups.  This system has enabled us to improve the tracking of customer opportunities as well as measure the effectiveness of our organization.  We added video conferencing to our corporate offices and largest manufacturing facilities.  This investment has enabled us to dramatically reduce travel expenses, while increasing the frequency of inter-company interaction.  Lastly, we implemented enterprise resource planning (ERP) software in our Automation Group to enhance our management reporting systems in this new group.

We expect to enhance our market position through acquisitions and strategic alliances and divestures of non-core businesses.  We have historically expanded our market presence and capabilities through acquisitions.  We have also divested operations that were not part of our core businesses.

•                  On March 17, 2000, we sold substantially all of the assets of our Beau Interconnect division, a non-core business, to Molex Industrial Ventures Inc., a subsidiary of Molex Incorporated, for $31.8 million.  Beau Interconnect designs and manufactures electrical interconnect devices, barrier terminal blocks and connectors.

•                  On October 4, 2000, we acquired the assets of Westlake Technology Corporation of Newbury Park, California, a supplier of high speed electronics used to test magnetic disk drive head gimbal assemblies (HGA) and head stack assemblies (HSA).  This followed our August 1997 announcement that we had entered into a strategic alliance with Westlake.

•                  On October 18, 2000, Axsys completed a merger with AEI to increase our capabilities and market position in the fiber automation market.  The merger with AEI provided us with extensive experience and know-how in automating fiber optic component manufacturing and testing, engineering capabilities in seamlessly integrating sophisticated motion control and vision systems into an automated tool and access to AEI's proprietary FlexAuto™ software, which is critical to the integration process.

We review and consider possible acquisitions on an ongoing basis; however, no specific acquisitions are being negotiated as of the date of this report.

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

Precision Machining.  Axsys manufactures precision-machined components made from beryllium, beryllium alloys and other specialty materials.  Applications include precision optics, airbearings, heat sinks, structural housings and gimbals.  Our airbearings provide high-speed precision positioning and are used in high-speed scanners for digital imaging and weapons guidance systems.  Our heat sinks are used to dissipate heat in high-performance avionics and satellite electronics, and our gimbals are used in various applications, including positioning optical sensors in FLIR night vision systems.  We also manufacture optical substrates used internally and by our customers in a variety of precision metal optical applications such as weapon fire control systems and space-borne instruments.

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

The following table summarizes the component products and services manufactured by Axsys, by the technologies they incorporate:

Core Manufacturing Technologies

MAGNETICS

PRECISION MACHINING

PRECISION OPTICS

ELECTRONICS

• AC Motors • Brush and Brushless DC Motors: – Torque – Servo – Limited Angle • Resolvers • Synchros	• Airbearing Components • Optical Substrates • Structural Housings • Gimbals and Yokes • Heat Sinks	• Scanning Optics – Polygon Mirrors – Monogon Mirrors • Flat Optics – Head Mirrors – Fold Mirrors • Aspherics – Telescopes – Collimators	• Laser Interferometers • AC and DC motor speed controls • Custom DSP Motion Controllers • Motor Drives

Integration Capabilities. We have introduced products integrating our core technologies and integration capabilities to provide high-performance electro-mechanical and opto-mechanical subsystems for our customers.  Our precision subsystems include X-Y nano-positioning stages and rotary positioning subsystems such as actuators, opto-mechanical laser scanners and imaging subsystems.  We also produce laser tracking autofocus subsystems that employ our motion control or optics technologies.  The X-Y nano-positioning stage subsystems are used in high-precision or high-performance applications, such as semiconductor alignment positioning subsystems for use in manufacturing or inspection.  The rotary positioning subsystems are used in applications such as night vision systems for defense contractors and cluster tool robotics in electronics capital equipment.  Graphic art equipment manufacturers and semiconductor inspection equipment manufacturers use laser scanning and imaging subsystems.  The laser autofocus is used to automatically focus a microscope, and is sold to OEMs that manufacture automated optical inspection machines used in the electronics capital equipment market.

The following table illustrates how our technologies, products and capabilities are integrated to develop subsystems and systems:

TECHNOLOGIES AND CAPABILITIES

SUBSYSTEMS	OPTICS	PRECISION MACHINING	MAGNETICS	ELECTRONICS
Laser Scanner	• Scanning Optics	• Airbearing	• Brushless DC Servo Motor	• Speed Control • Motor Drive
Laser Imager	• Scanning and Flat Optics	• Airbearing	• Brushless DC Servo Motor	• Speed Control • Motor Drive
Laser Autofocus			• Brushless DC Servo Motor	• Position Controller • Motor Drive
Rotary Positioning Actuator			• Brushless DC Servo Motor • Resolver	• Position Controller • Motor Drive
Nano-Positioning X-Y Stage	• Flat Optics	• Airbearing		• Laser Interferometer • Position Controller • Motor Drive
HGA/HSA Testers		• Airbearing	• Brushless DC Limited Angle Motor	• Laser Interferometer • Position Controller • Motor Drive

Software. Through our merger with AEI, we acquired advanced systems integration software called FlexAuto™.  This software is designed to permit the integration of different motion platforms and machine vision technologies in automated production and test systems.  FlexAuto™ is open architecture by design and supports a wide range of motion control and machine vision hardware.  The use of FlexAuto™ is designed to allow us, and our customers, to quickly and efficiently configure and deploy the software necessary to control all aspects of an automation system.  We believe that automation systems designed with FlexAuto™ can be developed in a shorter period of time than those from competitors, and can be easily customized and modified for existing and new applications.  In addition, as part of our focus on the photonics market, we developed several software algorithms including ControLight, a software package that permits alignment of fiber optics to photonic devices for attach operations as well as for inspecting and characterizing the devices for use in both process development and production.

Systems Integration.  We have directed systems integration capabilities toward the development of semi and fully automated development, inspection and production systems.  These systems utilize our nano-positioning capabilities and proprietary software controls, integrated with other third party products, and are sold to end-users that manufacture semiconductor, photonic, and other high technology components.  During 2001, we developed a family of automation systems used in process development, low rate production and high volume production to align and inspect photonic components.  These products include:

•                  FAST 6 nano-positioning stage

•                  Lab 60 process development tool

•                  Lab 60 PLC and FA characterization and inspection tools

•                  FAST 30/300 automated align and laser attach tool

•                  FAST 60/600 automated align and epoxy attach tool

•                  FBG 200 fiber Bragg grating writing system

•                  FAST 100 hybrid alignment and assembly tool

Precision Ball Bearings. We distribute a wide range of precision ball bearings varying in size, precision tolerance, lubrication and price. We also provide certain value-added services, such as bearing subassemblies, bearing relubrication, clean room handling of products and engineering consultation.

Competition

The markets for our products are competitive.  We compete primarily on the basis of our ability to design and engineer products to meet performance specifications set by our customers.  Most of our customers are OEMs that purchase component parts or subsystems which they incorporate into their end products.  Product pricing, quality, customer support, experience, reputation and financial stability are also important competitive factors.  We compete for automation systems based on our ability to develop products that meet our customers' performance requirements.  Our competitive position is enhanced by our process know-how, use of our FlexAuto™ and ControLight software in automation applications, and our ability to internally supply key micro-positioning capabilities such as motors and mechanical and airbearing stages.

There are a limited number of competitors in each of the markets for the various types of precision optical and positioning components and subsystems that we manufacture and sell.  Our competitors, especially those in the precision optical and positioning product lines, typically sell a smaller number of products than we do and are often well entrenched.  Some of these competitors have substantially greater resources than we do.  We believe that the breadth of our technologies and product offerings provides us with a competitive advantage over certain manufacturers that supply only discrete components or are not vertically integrated with enabling technologies.

There are numerous competitors in markets to which we distribute our precision ball bearings.  These competitors vary in size and include other bearing manufacturers and distributors.  We believe that our product breadth and availability, combined with the value-added services we supply, provide competitive advantages.

We expect our competitors to continue to improve the design and performance of their products.  We cannot assure you that our competitors will not develop enhancements to, or future generations of, competitive products that will offer superior price or performance features or that new processes or technologies will not emerge that render our products less competitive or obsolete.  Increased competitive pressure could lead to lower prices for Axsys' products, thereby adversely affecting our business, financial condition and results of operations. We cannot assure you that we will be able to compete successfully in the future.

Customers

Our customers include OEMs and end-users that design or utilize high-precision, performance and throughput equipment.  We sell our products primarily to OEM customers in the aerospace and defense, high-end graphic art and electronics capital equipment markets, and industrial automation markets.  Our end user customers are primarily in the semiconductor, data storage and photonics components markets.

There is no customer or group of affiliated customers for whom sales during 2001 were in the aggregate 10% or more of consolidated net sales, and, in our opinion, there is no customer, the loss of which would have a material adverse effect on our operations taken as a whole.

In 2001 and 2000, Axsys had aggregate sales, both military and non-military, directly to the U.S. Government, including its agencies and departments, of approximately $3.0 million and $1.9 million, respectively. These sales accounted for approximately 3.2% of total net sales in 2001 and 2.1% in 2000.  Approximately 29.8% of net sales in 2001 and 25.1% in 2000 were derived from subcontracts with U.S. Government contractors.  The majority of these contracts may be subject to termination at the convenience of the U.S. Government, and certain contracts may also be subject to renegotiation.  Currently, we are not aware of any proposed termination or renegotiation of such contracts that would have a material adverse effect on our business.

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

Sales, Marketing and Customer Support

As of December 31, 2001, we employed 68 sales, marketing and customer support personnel throughout our organization, compared to 67 employees in similar functions at the end of 2000.  We organize our sales staff by market segments with a view to building on existing customer relationships and improving cross-selling opportunities.  We utilize two OEM components sales organizations, one focused on aerospace and defense customers and the other focused on high-performance commercial customers.  We have a separate distributed products sales force that is focused on selling ball bearings and assemblies, principally to commercial and industrial oriented OEMs as well as MRO distributors.  Our newly created Automation Group sales force sells to manufacturers of semiconductor, data storage and fiber optics/photonics components.

As of December 31, 2001, our direct sales organization included 16 direct sales field personnel, most of whom have engineering backgrounds, with the remainder involved in inside sales, customer service, program management, contract administration and applications engineering.  We believe that our sales effort is enhanced by having engineering-trained sales personnel available to meet with customers' engineering personnel.  Our application and design engineers are also involved in the sales process.

We also sell our products through a significant number of manufacturer's sales representatives and agents.  Although we believe that we have satisfactory relationships with these sales representatives and agents, we cannot assure you that these relationships will continue to be satisfactory or will continue at all.

Domestic and Foreign Sales

For information concerning our domestic and foreign net sales and identifiable assets from continuing operations, see Note 9 to the Consolidated Financial Statements.

Engineering, Research and Development

We seek to develop new component products, subsystems and systems and improve existing products in order to keep pace with the increasing performance requirements of our customers.  We devote significant resources, a portion of which is reimbursed by customers, to development programs directed at creating new products and product enhancements, as well as developing new applications for existing products.  Because we believe that our ability to compete effectively depends in part on maintaining and enhancing our expertise in applying new technologies and developing new products, we dedicate substantial resources to engineering, research and development.  At December 31, 2001, we employed 88 individuals in engineering, research and development functions.  We cannot assure you that our product development efforts will be successful in producing products that respond to technological changes or new products introduced by others.

Our costs associated with engineering, research and development were $6.3 million in 2001, $5.4 million in 2000, and $4.7 million in 1999.  Research and development expenses were $3.6 million in 2001, $3.5 million in 2000, and $3.3 million in 1999.  These amounts are net of cost reimbursements from our customers that were not material in relation to engineering, research and development expenditures in any period.  We intend to direct our research and development activities toward integrating our various technologies and continuing to develop subsystems and systems.

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

Patents and Trademarks

We are not dependent upon any single patent or trademark.  We have a combination of patents, trademarks and trade secrets, non-disclosure agreements and other forms of intellectual property protection covering our proprietary technology, and we have patent applications pending or under evaluation.  Although we believe that our patents and trademarks may have value, we believe that our future success will depend primarily on the innovation, technical expertise, manufacturing and marketing abilities of our personnel. We cannot assure you as to the degree of protection offered by our patents or as to the likelihood that patents will be issued for pending applications. We cannot assure you that we will be able to maintain the confidentiality of our trade secrets or that our non-disclosure agreements will provide meaningful protection of our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or other disclosure.

Competitors in the United States and foreign countries, many of which have substantially greater resources, may have applied for or obtained, or may in the future apply for and obtain, patents that will prevent, limit or interfere with our ability to make and sell some of our products.  Although we believe that our products do not infringe on the patents or other proprietary rights of third parties, we cannot assure you that third parties will not assert infringement claims against us or that such claims will not be successful.

Environmental Regulation

We believe that we are currently in compliance in all material respects with federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to the protection of the environment, and that any non-compliance with such laws will not have a material adverse effect upon our business, financial condition, results of operations, capital expenditures, earnings or competitive position. We cannot assure you, however, (i) that changes in federal, state or local laws, regulations or regulatory policy, or the discovery of unknown problems or conditions will not in the future require substantial expenditures, or (ii) as to the extent of our liabilities, if any, for past failures, if any, to comply with applicable environmental laws, regulations and permits, any of which also could have a material adverse effect on our business, financial condition or results of operations.

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

Pursuant to a remedial plan approved by the Ohio Environmental Protection Agency ("Ohio EPA") in 1993, we are continuing a process of investigating soils and groundwater at a site formerly owned by a division of Axsys, and we have conducted certain remedial work at this site.  Costs to date have not been material. We are pursuing an alternate closure plan related to this site.  This plan is subject to the approval of the Ohio EPA.  Based on the advice of our consultants, we increased our accrued liabilities relating to this site to approximately $744,000, with a resulting charge to discontinued operations in 2000 of $601,000, before a tax benefit of $235,000.  Based on the advice of our environmental consultants, we believe that the Ohio EPA is likely to allow use of our proposed alternate plan.  We anticipate receiving approval of the plan from the Ohio EPA in mid-2002 and will reassess the estimated costs of remediation of the site upon such approval.  We cannot assure you that the Ohio EPA will approve the alternate plan.  If such approval were not received, costs to Axsys would increase substantially. In addition, even if approval is received, the costs actually incurred may exceed the accruals established.  We anticipate that actual expenditures will be incurred over a period of several years.

During 1999, we sold the land and building of our previously discontinued Sensor Systems division in St. Petersburg, Florida.  We have conducted investigations of soil and groundwater at the former facility and received approval of our investigation plan from the Florida Department of Environmental Protection.  We will continue to conduct additional soil and groundwater investigations at the site.  Based on the advice of our consultants, we increased our accrued liabilities relating to this site to approximately $854,000, with a resulting charge to discontinued operations in 2000 of $657,000, before a tax benefit of $257,000.

On December 21, 2001, we received a letter from the United States Environmental Protection Agency ("EPA") notifying us that we are considered to be a potentially responsible party at a site located in Prospect, Connecticut, which until 1978 was owned by a former subsidiary. The letter also demands payment of approximately $25,000 in past response costs and unspecified future costs.  Although we may be obligated under CERCLA for contributions towards response costs incurred as a result of alleged releases of hazardous substances at the site, we are still investigating our prior connection to the site.  In addition, it is our policy to accrue environmental cleanup related costs when those costs are believed to be probable and can be reasonably estimated.  The quantification of environmental exposure with respect to this site, if any, requires an assessment of many factors, including the quality of information available, the assessment stage of each investigation, preliminary findings and the length of time involved in remediation. Currently, it is not possible for us to estimate a meaningful range of exposure based on the limited amount of information received.  We are in the process of deciding how we will respond to the EPA's demand.

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

Employees

As of December 31, 2001, we employed 602 persons, including 383 in manufacturing, 68 in sales, 88 in engineering and 63 in administration.  Axsys considers its relations with its employees to be satisfactory.  There has been no significant interruption of operations due to labor disputes.

Item 2.  PROPERTIES

Axsys leases its executive office, located at 175 Capital Boulevard in Rocky Hill, Connecticut.  The principal plants and other significant properties at February 1, 2002 are:

Location	Type of Facility	Square Footage	Leased/Owned; Expiration
Cullman, AL	Manufacturing, Engineering	100,000	Owned
San Diego, CA	Manufacturing, Engineering	64,800	Leased; 2010
Montville, NJ	Distribution	34,400	Leased; 2009
Rochester Hills, MI	Manufacturing, Engineering	29,000	Leased; 2003
Wilmington, MA	Manufacturing, Engineering	23,000	Leased; 2006
Santa Barbara, CA	Manufacturing, Engineering	13,800	Leased; 2002
Pittsburgh, PA	Manufacturing, Engineering	12,600	Leased; 2006
Irvine, CA	Distribution	7,800	Leased; 2005
Manchester, CT	Office space	7,000	Leased; 2005
Dallas, TX	Distribution	2,950	Leased; 2002

Management believes that Axsys' facilities are generally sufficient to meet its current and reasonably anticipated manufacturing, distribution and related requirements.  Management, however, periodically reviews space requirements to ascertain whether Axsys' facilities are sufficient to meet its needs.

Item 3.  LEGAL PROCEEDINGS

Axsys is a defendant in various lawsuits, none of which is expected to have a material adverse effect on Axsys' business, financial position, or results of operations.  See "Business—Environmental Regulations."

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None during the quarter ended December 31, 2001.

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Axsys' common stock trades on The NASDAQ Stock Market under the Symbol "AXYS". The following table sets forth the range of high and low sales prices as reported by The NASDAQ Stock Market:

	2001		2000
	High	Low	High	Low
Fiscal Years Ended December 31:
First Quarter	$35.875	$15.938	$15.000	$11.750
Second Quarter	21.700	10.100	17.000	11.875
Third Quarter	12.750	8.880	36.500	17.000
Fourth Quarter	11.230	7.150	49.875	18.875

On March 1, 2002, the high and low sales price were $6.95 and $6.76, respectively.

On March 1, 2002, the approximate number of holders of record of Axsys' common stock was 500.

Dividend Policy

Axsys has applied and currently intends to continue to apply its retained and current earnings toward the development of its business and to finance its growth.  Axsys did not pay dividends on its common stock during the three years ended December 31, 2001, and does not anticipate paying cash dividends in the foreseeable future.

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

	Years Ended December 31, (3)
	2001	2000	1999	1998	1997
		(1) (2) (3)	(4)		(5)
	(In thousands, except per share data)
Statement of Operations Data:
Net sales	$89,210	$91,841	$85,418	$98,559	$99,793
Gross profit	14,073	19,663	21,005	28,977	30,191
(Loss) income from continuing operations before discontinued operations	(11,353)	(4,304)	(9,203)	6,311	3,892
Net (loss) income	(11,353)	9,523	(7,122)	6,099	5,134
Preferred stock dividends	–	–	–	–	102
Net income (loss) applicable to common shareholders	(11,353)	9,523	(7,122)	6,099	5,032
Basic net (loss) income per share from continuing operations before discontinued operations	$(1.53)	$(0.92)	$(1.95)	$1.30	$0.93
Basic net income (loss) per share applicable to common shareholders	$(1.53)	$2.05	$(1.51)	$1.26	$1.20
Basic weighted average common shares outstanding	4,688	4,657	4,715	4,848	4,176
Diluted net (loss) income per share from continuing operations before discontinued operations	$(1.53)	$(0.92)	$(1.95)	$1.29	$0.92
Diluted net (loss) income per share applicable to common shareholders	$(1.53)	$2.05	$(1.51)	$1.25	$1.19
Diluted weighted average common shares outstanding	4,688	4,715	4,715	4,888	4,236

	Years Ended December 31,
	2001	2000	1999	1998	1997
	(In thousands)
Balance Sheet Data:
Working capital	$35,379	$41,520	$31,395	$28,471	$2,869
Total assets	67,281	73,592	64,150	72,514	74,364
Long-term capital lease obligations(less current portion)	1,392	1,485	1,793	3,794	6,226
Shareholders' equity	46,440	53,421	43,299	52,128	47,317

(1)          In October 2000, Axsys merged with Automation Engineering, Inc.  This merger was accounted for under the pooling of interests method of accounting and, accordingly, the results of Axsys' Consolidated Statements of Operations have been restated to include the accounts and operations of AEI.  The operating results for AEI were not material to the combined results of Axsys for periods prior to 2000, and therefore, results for those periods have not been restated.

(2)          In September 2000, Axsys acquired the stock of Westlake Technology Corporation.  This acquisition was accounted for under the purchase method of accounting and, accordingly, the results of Westlake's operations have been included in Axsys' Consolidated Statements of Operations since the date of acquisition.  See Note 3 to the Consolidated Financial Statements.

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

(4)          Includes the effects of a pre-tax special charge of $784,000 and an impairment of assets charge of $8,993,000 in 1999.

(5)          In May 1997, Axsys acquired the stock of Teletrac, Inc. This acquisition was accounted for under the purchase method of accounting and, accordingly, the results of Teletrac's operations have been included in Axsys' Consolidated Statements of Operations since the date of acquisition.  See Note 3 to the Consolidated Financial Statements.

Item 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

On March 17, 2000, Axsys sold the net assets of the Beau Interconnect division for $31.8 million in cash and recorded an after-tax gain of approximately $14.1 million in the first quarter of 2000.  Beau designed and manufactured interconnect devices, barrier terminal blocks and connectors.  Accordingly, Beau has been accounted for as a discontinued operation and the related net assets and operating results have been reported separately from continuing operations in all years presented.  Revenues applicable to this discontinued operation during 2000 and 1999 were $846,000 and $19.3 million, respectively.  The net assets of Beau at December 31, 1999 have been included in current assets.

On September 30, 2000, we acquired Westlake Technology Corporation.  This acquisition has been accounted for using the purchase accounting method.  Accordingly, the results of Westlake have been included in Axsys' Consolidated Statement of Operations since the date of acquisition.

On October 18, 2000, Axsys merged with AEI.  This merger has been accounted for using the pooling of interests method of accounting.  Accordingly, the full year 2000 results of operations of AEI have been included in the Consolidated Statements of Operations.  The operating results for AEI were not material to the combined results of Axsys for all periods prior to 2000, and, therefore, the results for those periods have not been restated.

The following table sets forth certain financial data as a percentage of net sales for each of the past three years in the period ended December 31, 2001.

	Years Ended December 31,
	2001	2000	1999
Net sales:
Precision Components Group	62.7%	54.4%	60.3%
Automation Group	11.5	11.6	9.1
Distributed Products Group	25.8	34.0	30.6
	100.0	100.0	100.0
Cost of sales	84.2	78.6	75.4

Gross profit	15.8	21.4	24.6

Operating expenses:
Selling, general and administrative expenses	23.4	23.8	20.1
Research and development expenses	4.0	3.8	3.9
Restructuring charges	1.5	1.8	–
Nonrecurring merger-related charges	–	0.5	–
Impairment of assets	–	–	10.5
Amortization of intangible assets	–	0.1	0.5
Operating (loss)	(13.1)	(8.6)	(10.4)
Interest income (expense), net	0.2	0.5	(0.5)
Special charge	–	–	(0.9)
Other income	0.2	0.4	–
	0.4	0.9	(1.4)
Loss from continuing operations before taxes and discontinued items	(12.7)	(7.7)	(11.8)
Benefit for taxes	4.7	3.0	1.0
Loss from continuing operations before discontinued items	(8.0)	(4.7)	(10.8)
Income/(loss) on discontinued operations, net of tax	–	15.1	2.5

Net income/(loss)	(8.0)%	10.4%	(8.3)%

Gross profit (as a percentage of related net sales) (1):
Precision Components Group	22.5%	17.6%	20.3%
Automation Group	19.1	31.8	31.1
Distributed Products Group	31.3	32.2	31.1

(1)          Gross profit by segment is before restructuring charges of $7.7 million in 2001 and $2.6 million in 2000.

Comparison of Years Ended December 31, 2001 and December 31, 2000

Net sales.  Net sales in 2001 were $89.2 million, a decrease of 3 percent, or $2.6 million, from sales of $91.8 million in 2000. Sales of the Precision Components Group were $55.9 million in 2001 compared to $49.9 million in 2000. The 12 percent increase in sales was largely due to improved sales of motion control components and precision machined products to aerospace and defense markets.  Aerospace and defense sales increased over the prior year due to a strong backlog of orders gained in the second half of 2000, which were shipped in 2001.  Sales to the electronic capital equipment market and the graphic arts market were lower by 55 percent and 11 percent, respectively in 2001 compared to 2000. The Distributed Products Group reported sales of $23.0 million in 2001 compared to sales of $31.3 million in 2000, a decrease of 26 percent or $8.3 million. Conditions were very weak in the industrial automation and commercial markets for our precision ball bearings, including lower sales to electronics capital equipment markets, which were particularly strong in 2000. Sales of the Automation Group were $10.3 million in 2001 compared to $10.6 million in 2000.  The $0.3 million, or 3 percent decrease was due to substantially lower sales of precision measurement and test equipment sold to semiconductor and data storage markets, offset by increased shipments of automation products for photonics applications and other commercial markets.

Gross profit.  Our gross profit was $14.1 million in 2001 compared to $19.7 million in 2000.  Included in both periods are restructuring charges (See Note 2 to the Consolidated Financial Statements) related to a reduction in facilities and personnel, as well as charges to inventory obsolescence reserves. These charges amounted to $7.7 million in 2001 and $2.6 million in 2000. Excluding these charges, gross margin as a percent of sales was 24.4 percent in 2001, compared to 24.2 percent in 2000.  Margins in 2001 were positively impacted by the implementation of a cost reduction plan adopted in the second quarter of 2001 ("Cost Reduction Plan"), which reduced manufacturing costs by an estimated $650 thousand. (See Note 2 to the Consolidated Financial Statements.)

Selling, general and administrative expenses.  Selling, general and administrative ("SG&A") expenses were $20.9 million in 2001 compared to $21.8 million in 2000, a net decrease of $0.9 million. Net costs associated with restructuring of operations were $1.0 million lower in 2001 than in 2000 as we absorbed  $0.2 million of SG&A expenses directly attributable to the Cost Reduction Plan in 2001, compared to expenses of $1.2 million in 2000 related to the Strategic Realignment of our business.  (See Note 2 to the Consolidated Financial Statements.)  A result of the Cost Reduction Plan was lower overall spending.  A savings of $0.6 million in 2001 was directly attributable to the efforts of this plan.  Additionally, incentive payments were lower by $0.9 million mainly as a result of lower sales volume.  Travel expenses were reduced by $0.3 million in 2001 due to the increased usage of videoconferencing equipment.  These favorable savings were partially offset by $1.9 million of spending for our Automation Group infrastructure during 2001.

Research and development expenses.  Research and development ("R&D") expenses were $3.6 million in 2001 compared to $3.5 million in 2000.  Expenses in the Automation Group increased by $0.8 million to $1.5 million largely related to the development of new product offerings for precision automation applications, primarily for the photonics markets. Net R&D spending in the Precision Components Group declined by $0.7 million in 2001 compared to 2000 as a result of the Cost Reduction Plan, which reduced R&D spending for products targeted at lower growth markets.

Restructuring charges.  Costs categorized as restructuring charges were $1.4 million in 2001 and $1.6 million in 2000 including severance costs and costs to close certain facilities.  We discuss these costs in more detail in Note 2 to the Consolidated Financial Statements.

Nonrecurring merger-related charges.  We recorded $0.5 million of professional fees and expenses related to the merger with AEI in the fourth quarter of 2000.  We expensed these costs according to generally accepted accounting principles for a pooling of interests merger.

Operating loss.  We recorded a pre-tax operating loss of  $11.7 million in 2001, a decrease of $3.8 million, from an operating loss of $7.9 million in 2000.  The Precision Components Group recorded a profit of $3.0 million in 2001 compared to a loss of $2.5 million in 2000, as a result of improved sales to the aerospace and defense market and the implementation of lean manufacturing and cost reductions.  The Automation Group recorded losses of $3.8 million in 2001 a decline of $4.0 million from a profit of $0.2 million in 2000.  Despite slight growth in revenues, our increased investment in developing the photonic assembly and test equipment business had a significant impact on earnings.  Our Distributed Products Group had a dramatic reduction in sales that resulted in lowering our operating profit from the group to $2.6 million in 2001 from $4.8 million in 2000.   Non-allocated charges for corporate support were $4.3 million in 2001 compared to $4.6 million in 2000. The reduction in corporate overhead is a result of savings from the Cost Reduction Plan offset by increased depreciation and professional fees.  The Cost Reduction Plan resulted in non-recurring charges of $9.2 million compared to $5.8 million of non-recurring charges in 2000 from the Strategic Realignment and the acquisition of Automation Engineering, Inc.

Interest income, net.  Net interest income was $0.2 million in 2001 compared to net interest income of $0.5 million in 2000. Interest income declined in 2001 from the previous year due to lower prevailing interest rates and a lower average investment balance for the year.  In addition, interest income of $64 thousand in 2001 compared to $92 thousand was recorded on a note received from the 1998 sale of Sensor Systems.

Taxes.  Our effective rate for federal and state income taxes was 37.0 percent in 2001 compared to 39.1 percent in 2000. The reduction in the income tax benefit rate was made after a review of our overall business and tax exposures early in 2001.

Discontinued operations.  In March 2000, we sold the Beau Interconnect division.  Results of operations from the discontinued business have been reported separately from continuing operations in all periods presented.  The sale of Beau resulted in a gain of $22.5 million before a tax provision of $8.4 million.  We also recorded a charge of $1.3 million, before a tax benefit of $0.5 million, to increase environmental accruals for the remediation of two former operating sites.  During 2000, our environmental consultants advised us to increase these accruals to better reflect the ongoing costs to complete the remediation of these sites.  (See Note 4 to the Consolidated Financial Statements).

Comparison of Years Ended December 31, 2000 and December 31, 1999

Net sales.  Net sales in 2000 were $91.8 million, an increase of 7.5 percent, or $6.4 million, over sales of $85.4 million in 1999. Sales of the Precision Components Group were $49.9 million in 2000 compared to $51.5 million in 1999. The 3 percent decrease in sales was caused by a combination of lower sales to aerospace and defense markets offset by improved markets for digital imaging scanners and print engines.  Aerospace and defense sales were lower primarily due to relatively weak bookings during mid-1999. The recovery in aerospace and defense bookings that began late in 1999 and continued throughout 2000 resulted in a gradual increase in revenues over the course of 2000, although total year over year sales ended up modestly lower. Sales to worldwide digital imaging markets increased by 20 percent in 2000 versus 1999, as product introductions and general market conditions both improved.  The Distributed Products Group reported record sales of $31.3 million in 2000 compared to $26.2 million in 1999, an increase of 19.4 percent or $5.1 million.  Business conditions were very strong for precision ball bearings and assemblies sold to industrial automation and electronics capital equipment markets.  Sales of the Automation Group were $10.6 million in 2000 compared to $7.7 million in 1999.  The $2.9 million, or 37.7 percent increase, was due to internal growth in sales of precision components for semiconductor production and inspection applications and the merger with AEI, accounted for as a pooling of interests, which increased sales by $1.4 million in 2000.

Gross profit.  Our gross profit was $19.7 million in 2000 compared to $21.0 million in 1999.  As a percent of sales, gross margin was 21.4 percent in 2000, compared to 24.6 percent in 1999.  Margins in 2000 showed steady improvement over the full year, rising from a low of 4 percent in the first quarter to 29.3 percent in the fourth quarter.  One-time costs recorded in the first quarter related to the Strategic Realignment reduced gross margins by $2.5 million as we evaluated slow-moving and potentially obsolete inventories. Beginning in the second quarter in 2000, margins increased due to higher sales volume and improved operating efficiencies, including substantially reduced product returns and warranty claims.  We began the implementation of Lean initiatives in 2000.  When we introduced this program, initially there were incremental costs to reconfigure production processes and train employees.  These costs began to be offset by improvements in throughput and lower scrap rates later in the year.  In addition to benefits from Lean, gross margins in the fourth quarter in 2000 were unusually high due to a very favorable product mix.

Selling, general and administrative expenses.  SG&A expenses were $21.8 million in 2000 compared to $17.2 million in 1999. The $4.6 million increase in 2000 includes $1.2 million of costs directly attributable to the Strategic Realignment and the one-time costs to implement that program.  Selling expenses increased by $1.2 million as we invested in marketing and sales personnel supporting commercial markets.  Administrative costs rose by $2.3 million including $0.9 million of salaries and expenses to support the initial training and implementation of lean initiatives and a substantial investment in telecommunications infrastructure.  Incremental expenses in the Automation Group were $0.4 million to support the operations of AEI and the Fiber Automation Division.  The balance of the increase in SG&A expenses was due to increased salaries, recruiting costs, incentive compensation expenses and legal expenses.

Research and development expenses.  R&D expenses were $3.5 million in 2000 compared to $3.3 million in 1999.  For the first three quarters of the year, a higher allocation of development engineering resources were charged to cost of sales for production programs.  In the fourth quarter alone, R&D investment increased by approximately $0.3 million to $1.0 million, versus $0.7 million in the comparable quarter of 1999.  The change was substantially due to increased expenses in the Automation Group.

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

Restructuring charges.  Costs categorized as restructuring charges were $1.6 million in 2000 including severance costs and costs to close certain facilities.  We discuss these costs in more detail in Note 2 to the Consolidated Financial Statements.

Nonrecurring merger-related charges.  We recorded $0.5 million of professional fees and expenses related to the merger with AEI in the fourth quarter of 2000.  We expensed these costs according to generally accepted accounting principles for a pooling of interests merger.

Operating loss.  We recorded a pre-tax operating loss of  $7.9 million in 2000, an improvement of $1.0 million, from an operating loss of $8.9 million in 1999.  The Precision Components Group recorded a loss of $2.5 million in 2000 compared to a loss of $0.1 million in 1999, as a result of decreased sales and our investment in lean manufacturing processes.  The Automation Group recorded profit of $0.3 million in 2000, a slight increase from a profit of $0.1 million in 1999 as a result of increased revenues and the acquisition of AEI.  Our Distributed Products Group had a significant increase in sales that resulted in higher operating profits of $4.8 million in 2000 from $3.7 million in 1999.  Non-allocated charges for corporate support were $4.7 million in 2000 compared to $3.6 million in 1999. The increase in corporate overhead is a result of our investment in lean manufacturing and office relocation expenses. The Strategic Realignment resulted in non-recurring charges of $5.8 million compared to $9.0 million of non-recurring charges in 2000 from the impairment of goodwill in connection with the acquisition of Teletrac and the note from Westlake Technology Corporation.

Interest income, net.  Net interest income was $0.5 million in 2000 compared to net interest expense of $0.4 million in 1999.  The proceeds from the divestment of the Beau Interconnect division in March 2000, after repaying outstanding bank debt and income taxes, provided investment income for most of the year.  In addition, interest income of $92 thousand was recorded on a note received from the 1998 sale of Sensor Systems.

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

Discontinued operations.  In March 2000, we sold the Beau Interconnect division.  Results of operations from the discontinued business have been reported separately from continuing operations in all periods presented.  The sale of Beau resulted in a gain of $22.5 million before a tax provision of $8.4 million.  We also recorded a charge of $1.3 million, before a tax benefit of $0.5 million, to increase environmental accruals for the remediation of two former operating sites.  During 2000, our environmental consultants advised us to increase these accruals to better reflect the ongoing costs to complete the remediation of these sites.  (See Note 4 to the Consolidated Financial Statements).

Liquidity and Capital Resources

Axsys funds its operations primarily from cash flow generated by operations and cash on hand as a result of the divestment of Beau in the first quarter of 2000.

Net cash used in operations was $1.2 million for the year ended December 31, 2001, and $8.8 million for the year ended December 31, 2000.  In 2001, Axsys' net loss of $7.2 million was offset by depreciation and amortization of $3.1 million as well as working capital changes.  Accounts receivable declined by $3.1 million, reflecting lower fourth quarter sales in 2001 compared to 2000, as well as lower days of sales outstanding, which were at 50 days at year end compared to 55 days at the end of 2000.  Inventory levels declined by $2.8 million, including the effects of inventory write-downs taken with the Cost Reduction Plan.  Other current assets increased by $3.7 million, due to a significant tax asset expected to be realized in 2002 for net operating losses generated in 2001.  Trade accounts payable declined by $2.2 million in response to lower production volume and reduced year-end capital spending compared to the prior year.  Net cash used in operations for the year ended December 31, 2000 exclude the non-operating gain on the divestment of Beau of $13.8 million.  Included in that year's increase in current liabilities are income tax payments of $4.9 million caused by the Beau gain.  Excluding income tax payments on the Beau gain, cash used in operating activities in 2000 was $3.9 million.  The decrease in cash was largely caused by the $4.3 million loss from continuing operations, including the effects of restructuring charges recorded and paid through the end of the year.  Accounts receivable balances increased due to higher billings at the end of the fourth quarter in 2000.  This effect was offset by a decrease in inventories and other assets, and the effects of non-cash depreciation and amortization charges.

Net cash (used in) or provided by investing activities was ($3.7) million for the year ended December 31, 2001 and $27.4 for the year ended December 31, 2000.  Investing activities in 2001 were principally related to capital spending of $3.9 million, which was equal to spending levels in 2000.  Significant investments in 2001 were focused on upgrading precision machining capabilities, test and measurement equipment for imaging and motion control products, as well as design and testing equipment for photonics products.  In 2000, the major source of funds was the $31.2 million in gross proceeds from the divestment of Beau in March 2000.  Capital spending in 2000 included an investment of $1.3 million to expand the Motion Control manufacturing facility as well as investments in telecommunications infrastructure.

Net cash (used in) financing activities was ($25) thousand for the year ended December 31, 2001 and ($4.1 million) for the year ended December 31, 2000.  In 2000, Axsys repaid the outstanding balance of $4.6 million on borrowings under an $11.0 million senior secured revolving credit facility in conjunction with the sale of Beau on March 17, 2000. The credit facility was subsequently terminated.

As of December 31, 2001, Axsys had no significant obligations or commitments for capital expenditures other than those arising in the ordinary course of business.  We believe that cash on hand, cash generated from operations, proceeds from a $3.0 million capital lease facility expiring in September 2002 with $2.2 million of unused capacity remaining at December 31, 2001, and an expected refund of federal income taxes caused by 2001 tax net operating losses, will be sufficient to finance capital expenditures, working capital requirements and operations for the next year.  There are no business acquisitions planned as of March 14, 2002.

The following table reflects a summary of our contractual cash obligations and other commercial commitments as of December 31, 2001:

	PAYMENTS DUE BY PERIOD
CONTRACTUAL CASH OBLIGATIONS	TOTAL	LESS THAN 1 YEAR	1 to 3 YEARS	4 to 5 YEARS	AFTER 5 YEARS
(Amounts in thousands)
Operating leases (1)	$8,524	$1,423	$2,745	$2,145	$2,211
Capital leases	2,239	847	1,210	182	–

Total	$10,763	$2,270	$3,955	$2,327	$2,211

(1)     Included are two security deposits in the form of letters of credit for two facility leases which are renewed annually for the term of the lease.  One in the amount of $217,000 and relates to the building lease in Wilmington, Massachusetts. The other is in the amount of $14,000 and relates to the building lease in Pittsburgh, Pennsylvania.  Both building leases expire in 2006.

Backlog

A substantial portion of our business is of a build-to-order nature requiring various engineering, manufacturing, testing and other processes to be performed prior to shipment.  As a result, we generally have a significant backlog of orders to be shipped.  Our backlog of orders decreased by 22 percent or $14.5 million, to $50.3 million at December 31, 2001 from $64.9 million at December 31, 2000. This decrease was caused by lower bookings in each operating segment and shipment of overdue backlog in the Precision Components Group.  The largest decrease was recorded in the digital imaging market, which management believes was driven more by the timing of long-term volume purchase agreements than by any fundamental change in the market for our products.  We believe that a substantial portion of our backlog of orders at December 31, 2001 will be shipped over the next twelve months.

Significant Accounting Policies

Our significant accounting policies and methods used in the preparation of our Consolidated Financial Statements are described in Note 1 to the Consolidated Financial Statements.  The following is a brief discussion of the more significant accounting policies and methods used by us.

General. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  The most significant estimates and assumptions related to inventories and the adequacy of allowances for warranties and doubtful accounts.  Actual amounts could differ significantly from these estimates.

Revenue Recognition.  We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101.  SAB 101 requires that four basic criteria must be met before revenue can be recognized:  (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured.  Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the fee charged for products delivered and the collectibility of those fees.  Should changes in conditions cause management to determine these criteria are not met for future transactions, revenue recognized for any reporting period could be adversely affected.

Two long-term contracts are covered by a loss contract reserve.  We accrued for these contracts based on the contract price and the current cost structure.  To the extent future costs to manufacture these products change, our loss contract reserves will be impacted.

Inventories.  We value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory.  We regularly review inventory quantities on hand and record a provision for excess or obsolete inventory.  As demonstrated during 2001, demand for our products can fluctuate.  A significant increase in the demand for our products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess or obsolete inventory quantities on hand.  In addition, some of our industries are characterized by rapid technological change or frequent new product development that could result in an increase in the amount of obsolete inventory on hand.  Additionally, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess or obsolete inventory.  In the future, if our inventory were determined to be overvalued, we would be required to recognize such costs in our cost of goods sold at the time of such determination.  Likewise, if our inventory is undervalued, we may have over-reported our costs of goods sold in previous periods and would be required to recognize such additional operating income at the time of sale.  Therefore, although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.

Environmental contingencies.  We are currently involved in several environmental remediation projects.  We accrue for environmental contingencies when (1) responsibility for clean-up is determined and (2) costs are probable and reasonably estimable.  When costs are not probable and reasonably estimable, no accrual is made.  As discussed in Note 4 to the Consolidated Financial Statements, we have accrued our estimate of the probable costs for the resolution of these claims.  These estimates have been developed in consultation with outside environmental consultants handling these matters and are based upon an analysis of the anticipated remediation plans.  We do not anticipate these projects will have a material adverse effect on our consolidated financial position. It is possible, however, that future results of operations could be materially affected by changes in our assumptions.

Recently Issued Accounting Standards

Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", was issued in August 2001.  SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company has not yet determined the impact, if any, this new standard will have on its reported results of operations and cash flows.

SFAS No. 143, "Accounting for Asset Retirement Obligations", was issued in August 2001.  SFAS No. 143 is effective in 2003. It requires the recording of an asset and a liability equal to the present value of the estimated costs associated with the retirement of long-lived assets where a legal or contractual obligation exists.  The asset is required to be depreciated over the life of the related equipment or facility, and the liability accreted each year based on a present value interest rate.  Axsys has not yet evaluated the impact of adopting SFAS No. 143 on its consolidated position or results of operations.

SFAS No. 142, "Goodwill and Other Intangible Assets", was issued in June 2001.  It changes the accounting for goodwill by eliminating goodwill amortization beginning in 2002.  It will also require at least an annual assessment of goodwill impairment.  The initial test for impairment must be completed by December 31, 2002, but any impairment would be reflected as an accounting change recorded retroactively in the first quarter of 2002.  The Company is currently evaluating the impact of adopting SFAS No. 142.  Goodwill amortization, which amounted to $140 thousand offset by negative amortization of $143 thousand in 2001, will no longer be recorded in 2002, thus increasing earnings, but with no impact on cash flow.  The Company has not completed impairment testing and therefore cannot quantify the statement's impact on its consolidated financial statements.  It is possible that some goodwill will be required to be written off in 2002. The Company's negative goodwill of $535 thousand as of December 31, 2001 will be reversed as a cumulative effect of a change in accounting principle in the first quarter of 2002.

SFAS No. 141, "Business Combinations", was issued on June 30, 2001.  The statement requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase accounting method, eliminating the use of the pooling-of-interest method.  It also specifies that the purchase price must first be allocated to specific tangible and intangible assets before determination.

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued in June 1998.  SFAS No. 133, as amended by SFAS No. 138, was effective for fiscal years beginning after June 15, 2000.  The Company did not use derivative instruments during 2001.  As a result, the implementation of the Statement did not have a material impact on the consolidated financial position or consolidated results of the Company.  Axsys adopted the standard on January 1, 2001.

Cautionary Factors That May Affect Future Results

This filing contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding our ability to reduce design and manufacturing lead times and manufacturing costs, our ability to integrate existing technologies, our ability to implement our strategy to develop and sell, among other things, higher level subsystems and automation production and test systems, the ability to sell to new customers and markets and to increase the level of value added we provide to customers, the receipt and shipment of orders by Axsys, the changes to be achieved from our Cost Reduction Plan, our objective to grow through strategic acquisitions and anticipated expenditures for environmental remediation.  One can identify these forward-looking statements by the use of the words such as "expect," "anticipate," "plan," "may," "will," "estimate" or other similar expressions.  Discussion containing such forward-looking statements is found in the material set forth under "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as within the filing generally.  One should understand that many factors could cause actual results to differ from those expressed or implied in the forward-looking statements.  These factors include those discussed below as well as inaccurate assumptions.  Axsys cautions the reader, however, that this list of factors may not be exhaustive.

Risk Factors

The following risk factors should be considered carefully in addition to the other information contained in this filing.

Our operating results may vary substantially due to factors that are difficult to forecast.  Factors such as announcements of technological innovations or new products by Axsys or our competitors, domestic and foreign general economic conditions and the cyclical nature of the industries that we serve could cause substantial variations in our operating results.  The defense, aerospace, high-end digital imaging, electronics capital equipment, semi-conductor and photonics markets, each of which represents a significant market for our products, have historically been subject to substantial economic fluctuations due to changing demands for their products and services, introduction of new products and product obsolescence. Any future fluctuations arising from these or other conditions could have an adverse impact on our business, financial condition or results of operations.  We have experienced, and expect to continue to experience, significant fluctuations in our quarterly and annual operating results due to a variety of factors, including:

•                                          market acceptance of new and enhanced versions of our products

•                                          timing and shipment of significant orders

•                                          mix of products sold

•                                          length of sales cycles

•                                          plant openings and closings

•                                          the timing of acquisitions or dispositions

•                                          delays in raw materials shipments, as well as other manufacturing delays and disruptions;

•                                          completion of large projects

•                                          the level of backlog of orders

•                                          domestic and foreign general economic conditions, and

•                                          demand in the markets that we serve.

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

Our business is concentrated in two major industries that are subject to economic cycles.  A significant portion of our business and business development efforts is concentrated in the defense and, to a lesser extent, electronics capital equipment industries.  Our business depends, in significant part, upon the U.S. Government's continued demand in the area of defense for high-end, high performance components and subsystems of the type that we manufacture.  Approximately 33.0% of our net sales in 2001 and 27.2% of net sales in 2000 were derived directly from contracts with the U.S. Government, or agencies or departments thereof, or indirectly from subcontracts with U.S. Government contractors.  The majority of these Government contracts are subject to termination and renegotiation.  As a result, our business, financial condition and results of operations may be materially affected by changes in U.S. Government expenditures for defense.

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

We are developing advanced automation systems for the photonics industry and our products may not achieve broad market acceptance.  Our engineered subsystems and automated production and test systems are sold to end-users that manufacture fiber optics/photonic components.  These production and test systems integrate many of our precision optical and positioning components and subsystems with vision systems, robotics and electronic controls produced by third party companies.  We may not be able to successfully integrate all of these technologies into the advanced systems that we believe that this market will eventually demand.  We also may not be able to accurately assess the requirements of our customers and design effective solutions.  Axsys plans to continue to invest in engineering resources and manufacturing capacity for this market.  Our ability to recover this investment and the potential demand for our products is largely dependent upon photonics companies deciding to adopt advanced, automated systems.  We have no control over those decisions. Any of these factors could have a material adverse effect on our business, financial condition, and results of operations.

Our levels of international sales and purchases could pose risks to our operating results.  Our international sales from continuing operations accounted for approximately 20.3% of net sales in 2001, 19.4% in 2000, and 15.0% in 1999.  In addition, certain of our products are sold to domestic customers who use them in products they sell to international markets. Also, we purchase a substantial portion of our ball bearing products from two foreign suppliers and certain other products from other foreign suppliers.  Our international sales and purchases are subject to a number of risks generally associated with international operations, including general economic conditions, import and export duties and restrictions, currency fluctuations, changes in regulatory requirements, tariffs and other barriers, political and economic instability and potentially adverse tax consequences.  Any of these factors could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, as part of our business development strategy, we plan to pursue further acquisitions in order to expand our product offerings, add to or enhance our base of technical and sales personnel or provide desirable customer relationships.  This growth could result in a significant strain on our managerial, financial, engineering and other resources.  The rate of our future expansion, if any, in combination with the complexity of the technologies involved in our businesses, may demand an unusually high level of managerial effectiveness in anticipating, planning, coordinating and meeting our operational needs as well as the needs of our customers.  Additionally, we cannot assure you that Axsys will be able to acquire complementary businesses on a cost-effective basis, integrate acquired operations into our organization effectively, retain and motivate key personnel, or retain customers of acquired firms.  We compete for attractive acquisition candidates with other companies or investors, and that competition could increase the cost of pursuing our acquisition strategy or reduce the number of attractive candidates to be acquired. Although Axsys reviews and considers possible acquisitions on an on-going basis, no specific acquisitions are being negotiated or planned as of the date of this report.

Many key product components come from single source suppliers.  A significant portion of our precision machining business depends on the adequate supply of specialty metals, such as beryllium, at competitive prices and on reasonable terms. We currently procure all of our beryllium from Brush Wellman, the sole U.S. supplier, and expect to continue to rely on Brush Wellman for beryllium for the foreseeable future.  Although we have not experienced significant problems with our supplier in the past, we cannot assure you that such relationship will continue or that we will continue to obtain such supplies at cost levels that would not adversely affect our gross margins.  The partial or complete loss of Brush Wellman as a supplier of beryllium, or production shortfalls or interruptions that otherwise impair our supply of beryllium, would have a material adverse effect on our business, financial condition and results of operations.  It is uncertain whether alternative sources of supply could be developed without a material disruption in our ability to provide beryllium products to our customers.

Although we have not experienced significant problems with our other suppliers in the past, we cannot assure you that such relationships will continue or that, in the event of a termination of our relationships with those other suppliers, we would be able to obtain alternative sources of supply without a material disruption in our ability to provide products to our customers.  In addition, we purchase a substantial amount of ball bearings that we distribute from two foreign suppliers.  Any material disruption in our supply of products would have a material adverse effect on our business, financial condition or results of operations.

Our future success depends on our ability to retain key personnel.  Axsys' success depends to a significant extent on the continued services of our key executive officers and senior management personnel.  The loss of the services of one or more of these individuals may have a material adverse effect on our business, financial condition and results of operations.  We do not maintain key man life insurance on our executive officers.  In addition, since our continued success is largely dependent upon our ability to design, manufacture and sell high-performance components and subsystems for the high-performance technology market, we are particularly dependent upon our ability to identify, attract, motivate and retain qualified technical personnel, including engineers and skilled machinists, with the requisite educational background and industry experience.  Our employees may voluntarily terminate their employment with us at any time, and competition for personnel is intense.  Accordingly, we cannot assure that we will be successful in retaining our existing personnel.  The loss of the services of a significant number of our technical or skilled personnel, or the future inability to attract technical or skilled personnel, could have a material adverse effect on our business, financial condition and results of operations.

We must protect our intellectual property rights.  The patents of competitors could impact our business.  Our ability to compete effectively with other companies will depend, in part, on our ability to maintain the proprietary nature of our technology.  We rely upon a combination of patents, trademarks and trade secrets, non-disclosure agreements and other forms of intellectual property protection to safeguard our proprietary technology.  We cannot assure you as to the degree of protection offered by these patents or as to the likelihood that patents will be issued for pending applications.  We also cannot assure you that we will be able to maintain the confidentiality of our trade secrets or that our non-disclosure agreements will provide meaningful protection of our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information.

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

We must comply with strict environmental regulations; both compliance and non-compliance could result in material liabilities or costs.  We are subject to a variety of federal, state and local laws, rules and regulations relating to the use, storage, discharge and disposal of hazardous chemicals used during our engineering, research and development and manufacturing activities.  Failure to comply with applicable environmental requirements could result in substantial liability to Axsys, suspension or cessation of our operations, restrictions on our ability to expand our operations or requirements for the acquisition of additional equipment or other significant expense, any of which could have a material adverse effect on our business, financial condition and results of operations.  In addition, we cannot assure you  (a) that changes in federal, state or local laws, regulations or regulatory policy, or the discovery of unknown problems or conditions, will not in the future require substantial expenditures, or (b) as to the extent of our liabilities, if any, for past failures, if any, to comply with applicable environmental laws, regulations and permits, any of which also could have a material adverse effect on our business, financial condition and results of operations.

During 2000, Axsys recorded a charge to discontinued operations of $1.3 million, before a tax benefit of $0.5 million, relating to increases in reserves for certain environmental costs associated with formerly owned properties.  The current accruals of $1.6 million associated with these sites assume that certain approvals will be received from state regulatory authorities. However, we cannot assure you that we will receive these approvals.  If these approvals are not received, our costs could increase substantially.  In addition, even if such approvals are received, the costs actually incurred may exceed the reserves established.

During December 2001, we received a letter from the United States Environmental Protection Agency ("EPA") notifying us that we are considered to be a potentially responsible party at a site located in Prospect, Connecticut, which until 1978 was owned by a former subsidiary.  It is our policy to accrue environmental cleanup related costs only when those costs are believed to be probable and can be reasonably estimated.  The quantification of environmental exposure with respect to this site, if any, requires an assessment of many factors, including the quality of information available, the assessment stage of each investigation, preliminary findings and the length of time involved in remediation. Currently, it is not possible for us to estimate a meaningful range of exposure based on the limited amount of information received.

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

We must continue to invest significant resources to maintain and upgrade our manufacturing capabilities.  We have invested, and intend to continue to invest, in state-of-the-art equipment in order to increase, expand, update or relocate our manufacturing capabilities and facilities.  Changes in technology or sales growth beyond currently established manufacturing capabilities would require that we make further investment.  We cannot assure you that we will generate sufficient funds from operations to finance any required investment or that other sources of funding will be available on terms acceptable to us, if at all.  Furthermore, any further expansion could negatively impact our business, financial condition or results and operations.

One shareholder controls a significant block of Axsys stock and this concentration could affect important operating decisions.  The Chairman of the Board and Chief Executive Officer of Axsys owns approximately 27% of the outstanding common stock as of December 31, 2001.  As a result, he will have the ability to exert influence with respect to corporate actions, including the election of directors and certain sales or mergers and acquisitions.

Our stock price has been volatile and may continue to fluctuate substantially.  The price of our common stock may be subject to significant fluctuations.  That price volatility may be attributable, at least in part, to the limited number of shares generally available for sale in the public market.  In addition, factors, such as, actual or anticipated quarterly fluctuations in our financial results, changes in recommendations or earnings estimates by securities analysts, announcements of technological innovations or new commercial products or services and the timing of announcements of acquisitions or dispositions by Axsys or our competitors, as well as conditions in our markets generally, may have a significant adverse effect on the market price of our common stock.  Furthermore, the stock market historically has experienced volatility which has particularly affected the market prices of securities of many technology companies and which sometimes has been unrelated to the operating performances of such companies.

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

In addition, we are subject to section 203 of the DGCL, which, among other things and subject to certain exceptions, restricts certain business transactions between a corporation and a shareholder owning 15% or more of the corporation's outstanding voting stock (an "interested shareholder") for a period of three years from the date the shareholder becomes an interested shareholder.  These provisions may have the effect of delaying or preventing a change of control of Axsys without action by the shareholders and, therefore, could adversely affect the price of our common stock.  In the event of a change of control of Axsys, the vesting of outstanding options issued under our long-term stock incentive plan may be accelerated at the discretion of the committee administering the plan or may be required to be accelerated under certain circumstances provided for in each incentive agreement.

Absence of Dividends on Common Stock.  Axsys does not anticipate paying dividends on its common stock in the foreseeable future.

Item 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Axsys' market risk sensitive instruments do not subject Axsys to material market risk exposures.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this Item is included in Item 14(a) of this Report.

Item 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

The information required by Part III is incorporated by reference to Axsys' definitive proxy statement for its 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days following the end of Axsys' fiscal year ended December 31, 2001.  If such proxy statement is not so filed, such information will be filed as an amendment to this Form 10-K within 120 days following the end of Axsys' fiscal year ended December 31, 2001.

PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) and (2) and (d) Financial Statements

See accompanying index to consolidated financial statements and schedule.

(a)(3) Exhibits

Exhibit Number	Description

3(1)

Restated Certificate of Incorporation of the Company (filed as Exhibit 3(4) to the Company’s Amendment No. 2 to Registration Statement on Form S-1, dated October 17, 1997 (File No. 333-36027) (the “Form S-1”) and incorporated herein by reference).

3(2)	By-Laws of the Company (filed as Exhibit 2 to the Form 8-A dated August 8, 1991 and incorporated herein by reference).

10(1)	Severance Agreement between the Company and Kenneth F. Stern dated as of June 10, 1996 (filed as Exhibit 10(16) to the Form S-1 and incorporated herein by reference).

10(2)

Form of Stock Option Agreement, dated as of September 30, 1991 (filed as Exhibit 10(17) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 1991 and incorporated herein by reference).

10(3)	Summary of Annual Incentive Plan (filed as Exhibit 10(22) to the Form S-1 and incorporated herein by reference).

10(4)	Supplemental Revenue Growth Incentive Plan (filed as Exhibit 10(23) to the Form S-1 and incorporated herein by reference).

10(5)	Axsys Technologies, Inc. Long-Term Stock Incentive Plan (filed as Exhibit C to the Company’s Proxy Statement dated September 23, 1997 and incorporated herein by reference).

10(6)

Resolution approved on November 8, 1999 amending Section 2(l) of the Long Term Stock Incentive Plan.  (filed as Exhibit 10(12) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference.)

10 (7)

Severance Protection Agreement between the Company and Stephen W. Bershad dated as of February 11, 1999 (filed as Exhibit 10(1) to the Company’s Form 10-Q, dated May 11, 1999, for the fiscal quarter ended March 31, 1999 (the “March 31, 1999 Form 10-Q”) and incorporated herein by reference).

10 (8)	Severance Protection Agreement between the Company and Kenneth F. Stern dated as of February 11, 1999 (filed as Exhibit 10(4) to the March 31, 1999 Form 10-Q and incorporated herein by reference).
10 (9)	Letter Agreement between Mark J. Bonney and the Company dated as of August 1, 1999 (filed as Exhibit 10(4) to the September 30, 1999 Form 10-Q and incorporated herein by reference).

10 (10)	Severance Protection Agreement between the Company and Mark J. Bonney dated as of August 30, 1999 (filed as Exhibit 10(5) to the September 30, 1999 Form 10-Q and incorporated herein by reference).

10 (11)	Amendment to Axsys Technologies, Inc. Long-Term Stock Incentive Plan (filed as Exhibit A to the Company’s Proxy Statement dated April 24, 2000 and incorporated herein by reference).

10 (12)	Asset Purchase Agreement, dated as of September 30, 2000, between the Company, and Westlake Technology Company.

10 (13)	Asset Purchase Agreement, dated as of October 18, 2000, between the Company, and Automation Engineering, Inc.

10 (14)	Compensation Agreement, dated as of October 18, 2000, between the Company, and Stephen W. Bershad.

10 (15)	Letter Agreement between John E. Hanley and the Company dated as of March 8, 2000 (filed as Exhibit 10(28) to the March 31, 2001 Form 10-Q and incorporated herein by reference).

10 (16)	Letter Agreement between Stephen W. Bershad and the Company dated October 4, 2001, extending term of initial period of the Employment Agreement.

10 (17)	Form of Indemnification Agreement for all Directors and Officers of the Company.

10 (18)	Letter Agreement between David A. Almeida and the Company dates as of November 14, 2001.

21	Subsidiaries of the Registrant

22	Consent of Arthur Andersen LLP

(b)      Reports on Form 8-K

None during the quarter ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	March 18, 2002	AXSYS TECHNOLOGIES, INC.
(Registrant)

		By	/s/ STEPHEN W. BERSHAD
Stephen W. Bershad
Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated this the 18th day of March 2002.

/s/ Stephen W. Bershad	Chairman of the Board of Directors and Chief Executive Officer
Stephen W. Bershad

/s/ Mark J. Bonney	President, Chief Operating Officer & Director
Mark J. Bonney

/s/ David A. Almeida	Vice President, Chief Financial Officer, Treasurer & Secretary
David A. Almeida

/s/ Anthony J. Fiorelli, Jr.	Director
Anthony J. Fiorelli, Jr.

/s/ Eliot M. Fried	Director
Eliot M. Fried

/s/ Richard F. Hamm, Jr.	Director
Richard F. Hamm, Jr.

/s/ Robert G. McConnell	Director
Robert G. McConnell

ANNUAL REPORT ON FORM 10-K

ITEM 8, ITEM 14(a)(1) and (2) and ITEM 14(d)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2001

AXSYS TECHNOLOGIES, INC.

FORM 10-K — ITEM 14(a)(1) and (2) and Item 14(d)

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

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of

Axsys Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Axsys Technologies, Inc., a Delaware corporation, and its subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2001.  These financial statements and the schedule referred to below are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Axsys Technologies, Inc. and subsidiaries, as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole.  The schedule listed in the index to financial statements and financial statement schedule is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements.  This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

New York, New York

February 8, 2002

AXSYS TECHNOLOGIES, INC.

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	December 31,
	2001	2000
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$9,906	$14,850
Accounts receivable, net of allowance for doubtful accounts of $663 in 2001 and $527 in 2000	10,861	13,937
Inventories	22,610	25,435
Income tax receivable	3,633	—
Deferred tax asset	2,411	2,581
Other current assets	779	712
TOTAL CURRENT ASSETS	50,200	57,515

PROPERTY, PLANT AND EQUIPMENT, net	13,417	12,816

EXCESS OF COST OVER NET ASSETS ACQUIRED, net of accumulated amortization of $1,135 in 2001 and $1,138 in 2000	3,065	3,062

OTHER ASSETS	599	199

TOTAL ASSETS	$67,281	$73,592

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$4,853	$7,009
Accrued expenses and other liabilities	9,121	8,172
Current portion of long-term capital lease obligations	847	814
TOTAL CURRENT LIABILITIES	14,821	15,995

CAPITAL LEASES, less current portion	1,392	1,485

OTHER LONG-TERM LIABILITIES	4,628	2,691

SHAREHOLDERS’ EQUITY

COMMON STOCK, $.01 PAR VALUE: authorized 30,000,000 shares, issued 4,792,674 at December 31, 2001 and 2000	47	47

CAPITAL IN EXCESS OF PAR	39,621	39,675

RETAINED EARNINGS	7,813	14,965

TREASURY STOCK, at cost, 96,876 at December 31, 2001 and 108,553 shares at December 31, 2000	(1,041)	(1,266)

TOTAL SHAREHOLDERS’ EQUITY	46,440	53,421

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$67,281	$73,592

See accompanying notes to consolidated financial statements.

AXSYS TECHNOLOGIES, INC.

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

	Years Ended December 31,
	2001	2000	1999
NET SALES	$89,210	$91,841	$85,418

Cost of sales	75,137	72,178	64,413
Selling, general and administrative expenses	20,878	21,847	17,188
Research and development expenses	3,551	3,484	3,350
Restructuring charges	1,360	1,655	—
Nonrecurring merger-related charges	—	460	—
Impairment of assets	—	—	8,993
Amortization of intangible assets	(3)	105	400

OPERATING LOSS	(11,713)	(7,888)	(8,926)

Interest income/(expense), net	153	496	(376)
Special charge	—	—	(784)
Other income	207	324	29

LOSS FROM CONTINUING OPERATIONS BEFORE
TAXES AND DISCONTINUED OPERATIONS	(11,353)	(7,068)	(10,057)
Benefit from income taxes	4,201	2,764	854

LOSS FROM CONTINUING OPERATIONS BEFORE
DISCONTINUED OPERATIONS	(7,152)	(4,304)	(9,203)

Discontinued Operations:
Income from operations, net of tax expense of $333 in 2000 and $866 in 1999	—	513	2,081
Gain on disposal, net of tax provision of $7,947 in 2000	—	13,314	—

INCOME FROM DISCONTINUED OPERATIONS, net of tax	—	13,827	2,081

NET (LOSS)/INCOME	$(7,152)	$9,523	$(7,122)

BASIC (LOSS)/EARNINGS PER SHARE:
Loss from continuing operations	$(1.53)	$(0.92)	$(1.95)
Income from discontinued operations	—	2.97	0.44
	$(1.53)	$2.05	$(1.51)

Weighted average basic common shares outstanding	4,688,307	4,656,581	4,714,997

DILUTED (LOSS)/EARNINGS PER SHARE:
Loss from continuing operations	$(1.53)	$(0.92)	(1.95)
Income from discontinued operations	—	2.97	0.44
Total	$(1.53)	$2.05	$(1.51)

Weighted average diluted common shares outstanding	4,688,307	4,656,581	4,714,997

See accompanying notes to consolidated financial statements.

AXSYS TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Years Ended December 31,
	2001	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$(7,152)	$9,523	$(7,122)
Adjustments to reconcile net (loss)/income to cash (used in)/provided by operating activities:
Gain on disposal of discontinued operations, net of taxes	—	(13,776)	—
Impairment of assets	—	—	8,993
Deferred income taxes – net	(740)	585	(568)
Depreciation and amortization	3,083	3,108	2,992
Change in net assets of discontinued operations	—	(9,915)	(1,829)
Decrease (increase) in accounts receivable	3,076	(2,386)	3,300
Decrease (increase) in inventories	2,825	889	(819)
Increase in current income tax receivable	(3,633)	—	—
(Increase) decrease in other current assets	(67)	(264)	275
(Decrease) increase in accounts payable	(2,156)	802	(1,040)
Increase (decrease) current accrued liabilities	(411)	1,089	(964)
Increase (decrease) in long-term liabilities	2,371	(492)	(333)
Restructuring charge	1,360	1,655	—
Other-net	212	365	66

NET CASH (USED IN)/PROVIDED BY OPERATING ACTIVITIES	(1,232)	(8,817)	2,951

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,948)	(3,947)	(3,659)
Disposal of capital equipment	261	76	—
Net proceeds from sale of discontinued operations	—	31,223	975
Advance to third party	—	—	(804)

NET CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES	(3,687)	27,352	(3,488)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	762	490	3,276
Repayment of borrowings	(822)	(5,109)	(1,008)
Purchases of treasury stock	—	—	(1,434)
Other	35	549	19

NET CASH (USED IN)/PROVIDED BY FINANCING ACTIVITIES	(25)	(4,070)	853

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,944)	14,465	316

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	14,850	385	69

CASH AND CASH EQUIVALENTS AT END OF YEAR	$9,906	$14,850	$385

See accompanying notes to consolidated financial statements.

AXSYS TECHNOLOGIES, INC.

Consolidated Statements of Shareholders’ Equity

(Dollars in thousands)

	Common Stock		Capital in	Retained	Treasury
	Shares	Amount	Excess Of Par	Earnings	Shares	Amount
Balance at December 31, 1998	4,789,434	$47	$40,755	$12,564	(117,750)	$(1,640)

Net loss	—	—	—	(7,122)	—	—
Treasury stock acquired	—	—	—	—	(142,700)	(1,434)
Contribution to 401(k) plan	—	—	7	—	8,419	105
Common stock issued for
Teletrac 1997 acquisition	—	—	(1,286)	—	95,493	1,286
Other	—	—	(28)	—	4,200	45
Balance at December 31, 1999	4,789,434	$47	$39,448	$5,442	(152,338)	$(1,638)

Net income	—	—	—	9,523	—	—
Treasury stock issued	—	—	227	—	39,086	322
Common stock issued	3,240	—	—	—	—	—
Contribution to 401(k) plan	—	—	—	—	4,699	50
Balance at December 31, 2000	4,792,674	$47	$39,675	$14,965	(108,553)	$(1,266)

Net loss	—	—	—	(7,152)	—	—
Treasury stock issued	—	—	(54)	—	8,400	189
Treasury stock repurchased	—	—	—	—	(3,304)	(35)
Contribution to 401(k) plan	—	—	—	—	6,581	71
Balance at December 31, 2001	4,792,674	$47	$39,621	$7,813	(96,876)	$(1,041)

See accompanying notes to consolidated financial statements.

AXSYS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

December 31, 2001

Note 1 - Summary of Significant Accounting Policies

The accompanying consolidated financial statements include the accounts of Axsys Technologies, Inc. and its wholly owned subsidiaries (collectively “Axsys” or the “Company”).  All material inter-company transactions and balances have been eliminated in consolidation.

Axsys is a leading designer and manufacturer of high-performance custom nano-positioning components, subsystems and systems.  The Company also designs and manufactures precision optical components for internal consumption as well as for sales to third parties.  In addition, Axsys distributes precision ball bearings for use in a variety of industrial and commercial applications. The components, subsystems and bearings are sold to a variety of original equipment manufacturers (“OEM”s), serving the following markets:

•      Aerospace and defense

•      Semiconductor, data storage, and related capital equipment

•      High-performance graphic art capital equipment

•      Industrial automation OEM and maintenance repair operations (“MRO”)

Axsys sells semi and fully automated development, inspection and production systems, utilizing its nano-positioning capabilities and proprietary software controls, integrated with other third party products. These are sold to end-users that manufacture semiconductor, photonic, and other high technology components.

Revenue is recognized in accordance with SEC Staff Accounting Bulleting No. 101.  SAB 101 requires that four basic criteria must be met before revenue can be recognized:  (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured.  Shipping & handling costs, such as freight to customers, are classified in cost of sales.  These costs, when included in the sales price charged for products, are recognized in net sales.

Revenue under most government long-term fixed-price contracts is recognized as deliveries are made.  Provisions for estimated losses on contracts are recorded when losses become evident.

Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” was issued in August 2001.  SFAS No. 144 is effective for fiscal years beginning after December 15, 2001.  The Company has not yet determined the impact, if any, this new standard will have on its reported results of operations and cash flows.

SFAS No. 143, “Accounting for Asset Retirement Obligations”, was issued in August 2001.  SFAS No. 143 is effective in 2003.  It requires the recording of an asset and a liability equal to the present value of the estimated costs associated with the retirement of long-lived assets where a legal or contractual obligation exists.  The asset is required to be depreciated over the life of the related equipment or facility, and the liability accreted each year based on a present value interest rate.  Axsys has not yet evaluated the impact of adopting SFAS No. 143 on its consolidated position or results of operations.

SFAS No. 142, “Goodwill and Other Intangible Assets”, was issued in June 2001.  It changes the accounting for goodwill by eliminating goodwill amortization beginning in 2002.  It will also require at least an annual assessment of goodwill impairment.  The initial test for impairment must be completed by December 31, 2002, but any impairment would be reflected as an accounting change recorded retroactively in the first quarter of 2002.  The Company is currently evaluating the impact of adopting SFAS No. 142.  Goodwill amortization, which amounted to $140 offset by negative amortization of $143 in 2001, will no longer be an expense in 2002, thus increasing earnings, but with no impact on cash flow.  The Company has not completed impairment testing and therefore cannot quantify the statement’s impact on its consolidated financial statements.  It is possible that some goodwill will be required to be written off in 2002.  The Company’s negative goodwill of $535 as of December 31, 2001 will be reversed as a cumulative effect of a change in accounting principle in the first quarter of 2002.

SFAS No. 141, “Business Combinations”, was issued on June 30, 2001.  The Statement requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase accounting method, eliminating the use of the pooling-of-interest method.  It also specifies that the purchase price must first be allocated to specific tangible and intangible assets before determination.

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, was issued in June 1998.  SFAS No. 133, as amended by SFAS No. 138, was effective for fiscal years beginning after June 15, 2000.  The Company did not use derivative instruments during 2001.  As a result, the implementation of the Statement did not have a material impact on the consolidated financial position or consolidated results of the Company.  Axsys adopted the standard on January 1, 2001.

The excess of cost over net assets acquired is being amortized over a periods ranging from 5 to 35 years using the straight-line method.  Axsys continually reviews goodwill to assess recoverability from future operations using undiscounted cash flows.  Impairments are recognized in operating results when a permanent diminution in value occurs.

Cash and cash equivalents include highly liquid investments with an original maturity of three months or less at the date of purchase.

Significant costs are incurred each year in connection with research, development, and engineering (“RD&E”) programs that are expected to contribute to future earnings.  Such costs are charged to income as incurred.

Inventory values include all costs directly associated with manufacturing products: materials, labor and manufacturing overhead.  These values are stated at the lower of cost or market and are generally determined using the first-in, first-out method.

Property, plant and equipment are stated at cost, less accumulated depreciation.  Depreciation is provided primarily by the straight-line method using estimated lives for buildings and improvements of 20 to 25 years and using estimated useful lives ranging from 3 to 8 years for machinery and equipment.

Environmental contingencies are accrued for when responsibility for cleanup is determined and when costs are probable and reasonably estimable. When costs are not reasonably estimated, no accrual is made.

Basic earnings per share have been computed by dividing Net Income/(Loss) by the weighted average number of common shares outstanding.  When there is a loss from continuing operations, the computation of the dilutive net loss per share is based on the weighted average basic shares outstanding.  The dilutive effect of stock options on the weighted average number of common shares would have been 36,364 in 2001, 84,499 in 2000 and 13,451 in 1999 if the effect were not anti-dilutive.

Other income includes principal payments of $232 in 2001, $233 in 2000 and $34 in 1999 for a fully reserved note received from the 1998 sale of Sensor Systems.

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

Note 2 – Restructuring Charge and Special Charge

Cost Reduction Plan

During the second quarter of 2001, the Company adopted a major cost reduction program (the “Cost Reduction Plan”), which resulted in a pretax charge to earnings of approximately $9,208, or $5,801 after-tax.  The total cash cost of the plan is expected to be approximately $1,300 of which $1,000 has been spent through December 31, 2001.

The Cost Reduction Plan reduced expenses by approximately $2,000 in the second half of 2001, with cost reductions reaching an annualized rate of approximately $4,300.

The Company closed a small manufacturing facility in Manchester, Connecticut and consolidated its activities into the Imaging Systems unit in Rochester Hills, Michigan.  The Company closed a small, satellite facility in Newbury Park, California, and consolidated it into the Integrated Systems Division facility in Santa Barbara, California.  Pre-tax charges associated with these shutdowns were $118 for facility exit costs.  The Company reduced its workforce at five locations by 59 people or 9% of the total workforce. The Company has accrued $992 for all severance and outplacement costs.  The Company accrued $250 to cover any legal expenses related to the cost reduction program.

The Company reviewed its inventory and other assets. The Company recorded a charge of $2,943 to cover expected losses on two long-term defense contracts.  The earnings charge also includes an increase in reserves for excess and obsolete inventories of approximately $4,425.  The Company disposed of approximately $5,094 of inventory by December 31, 2001.

Other costs associated with the Cost Reduction Plan include the write-off of $293 in tooling and $85 in software costs.

Through December 31, 2001, Axsys recorded the following amounts in the Consolidated Statement of Operations in connection with the Cost Reduction Plan:

	Cost of Goods Sold	Selling, General & Administrative Expense	Restructuring Charge	Total
Inventory write-downs	$4,425	$—	$—	$4,425
Loss contract reserves	2,943	—	—	2,943
Work force reductions	—	—	1,242	1,242
Fixed asset write-downs	293	85	—	378
Facilities	—	—	118	118
Other	—	102	—	102
Total	$7,661	$187	$1,360	$9,208

Other costs directly related to the Cost Reduction Plan, which are not eligible for recognition at the commitment date, such as relocation and other integration costs, are expensed as incurred.  The Company incurred $102 of these costs through December 31, 2001.

The following table shows the balance sheet activity for the reserve and accrual accounts as of December 31, 2001:

	Inventory Reserves	Loss Contract Reserve	Restructuring Accrual
Q2 2001 Charges	$4,425	$2,943	$1,738
Q3 2001 Activity	(1,420)	(58)	(642)
Q4 2001 Activity	(2,663)	(60)	(438)
Balance at December 31, 2001	$342	$2,825	$658

Cash expenditures	$—	$—	$1,042

The Company anticipates the majority of cash costs for the plan will be completed by April 2002.

Strategic Realignment

On February 11, 2000, Axsys announced a restructuring plan to improve efficiency and enhance competitiveness under two new major groups to better serve its markets and customers (the “Strategic Realignment”).  This plan resulted in a non-recurring charge of $5,398, pre-tax, a workforce reduction of 50 employees from various locations, relocation or consolidation of two of its facilities, and the write down of fixed assets and potentially obsolete inventory.

Through December 31, 2000, Axsys recorded the following amounts in the Consolidated Statement of Operations in connection with the Strategic Realignment:

	Cost of Goods Sold	Selling, General & Administrative Expense	Restructuring Charge	Total
Work force reductions	$—	$—	$915	$915
Facilities	260	392	740	1,392
Inventory write-downs	2,301	—	—	2,301
Fixed asset write-downs	—	504	—	504
Other costs	—	286	—	286
Total	$2,561	$1,182	$1,655	$5,398

During the first quarter 2000, the Company charged $2,520 to cost of goods sold, $688 to selling, general and administrative expenses and $1,407 to restructuring costs.  During the second quarter of 2000, the Company charged $43 to cost of goods sold, $210 to selling, general and administrative expenses and $297 to restructuring costs.  During the third and fourth quarters of 2000, the Company charged $281 and $3, respectively, to selling, general and administrative expenses.

Below is a reconciliation of accrued charges to the timing of cash expended:

Restructuring Accrual
Q1 2000 charges	$1,862
Q2 2000 charges	297
Total accrued charges	2,159
Cash expended in 2000	(1,407)
Balance at December 31, 2000	$752

Cash expended in 2001	(752)
Balance at December 31, 2001	$–

Other costs directly related to the Strategic Realignment, which are not eligible for recognition at the commitment date, such as relocation and other integration costs, are expensed as incurred.  During 2000, Axsys incurred $941 of these other costs.

The Strategic Realignment was completed during the fourth quarter of 2001.  During 2001, the Company disposed of $1,000 of obsolete inventory and $70 of obsolete tooling related to the Strategic Realignment.

For the Strategic Realignment, total cash expended was $3,100, of which approximately $2,159 had been accrued for during the first half of 2000 and $941 was expensed as incurred.

Note 3 - Acquisitions and Divestiture

On September 30, 2000, Axsys acquired Westlake Technology Corporation (“Westlake”).  Westlake designs, manufactures and distributes micro-positioning and precision optical products. This acquisition was accounted for under the purchase accounting methodology.  The fair value of assets acquired in the Westlake transaction over the purchase price resulted in negative goodwill of $713, which will be amortized over five years.  On August 12, 1998, Axsys entered into an agreement with Westlake whereby Axsys was granted the exclusive right to market and sell Westlake’s electronic and electromechanical test equipment.  In return for these exclusive rights, the Company had agreed to provide loans of up to a maximum of $1,900 to Westlake.  During the fourth quarter of 1999, Axsys recorded a $1,864 charge to write-down the carrying value of the note.  (See Note 14).

On October 18, 2000, Axsys merged with Automation Engineering, Inc in exchange for 666,667 shares of Axsys’ restricted common stock.  AEI designs, manufactures and distributes micro-positioning and precision optical products.  This merger was accounted for under the pooling of interests method of accounting and, accordingly, the results of Axsys’ Consolidated Statements of Operations have been restated to include the accounts and operations of Automation Engineering, Inc.  The operating results for AEI were not material to the combined results of Axsys for all periods prior to 2000, and therefore, results for those periods have not been restated.  The Company incurred $460 of merger-related costs during 2000.

Note 4 - Discontinued Operations

On March 17, 2000, Axsys sold the net assets of its Beau Interconnect division (“Beau”) for $31,800 in cash and recorded an after-tax gain of approximately $14,080 in the first quarter of 2000.  Beau designs and manufactures interconnect devices, barrier terminal blocks and connectors.  Accordingly, Beau has been accounted for as a discontinued operation and the related net assets and operating results have been reported separately from continuing operations in all years presented.  Revenues applicable to this discontinued operation were $846 during 2000 and $19,341 during 1999.  Proceeds from the sale were utilized to pay off a credit facility of $4,200 at December 31, 1999 which liabilities have been included in current liabilities.

During 2000, Axsys’ environmental consultants advised that the costs associated with the remediation of two previously discontinued operation sites were estimated to be higher than originally anticipated.  The estimates to remediate these sites ranged from approximately $1,200 to $1,900.  Actual costs may be different than these estimates.  Based on this information, Axsys increased its accrual relating to these sites in fiscal 2000 to approximately $1,598 by recording a discontinued operation charge of $1,258, before a tax benefit of $492.

On December 21, 2001, Axsys received a letter from the United States Environmental Protection Agency ("EPA") notifying the Company that they are considered to be a potentially responsible party for a site located in Prospect, Connecticut, which until 1978 was owned by a former subsidiary.  The letter also demands payment of approximately $25,000 in past response costs and unspecified future costs.  Although the Company may be obligated under CERCLA for contributions towards response costs incurred as a result of alleged releases of hazardous substances at the site, the Company is still investigating the prior connection to the site.  Currently, it is not possible to estimate a meaningful range of exposure based on the limited amount of information received. The Company has not recorded any accrual for this exposure.

Note 5 - Shareholders’ Equity

Common Stock -

On October 18, 2000, Axsys issued 666,667 shares of restricted common stock in connection with the merger of Automation Engineering, Inc.

Treasury Stock -

In August 1998, Axsys’ Board of Directors authorized the repurchase, from time to time, on the open market or otherwise, of up to 200,000 shares of common stock at prevailing market prices or at negotiated prices.  During July 1999, the Board of Directors authorized an increase in the share repurchase program from an aggregate of 200,000 shares of common stock to an aggregate of 700,000 shares. As of December 31, 1999, Axsys had repurchased 262,200 shares for an aggregate purchase price of $3,098.  There were no repurchases of stock during 2000. During 2001, Axsys accepted 3,304 shares of stock in lieu of cash for the exercise of a stock option grant. Axsys used a portion of the repurchased shares in connection with the acquisition of Teletrac and plans to use the balance for general corporate purposes, including the satisfaction of commitments under its employee benefit plans.

Note 6 - Long-Term Debt and Capital Leases

	2001	2000
Capital lease obligations	2,239	2,299
Less current portion	847	814
	$1,392	$1,485

Axsys has financed the acquisition of certain machinery and equipment with capital lease obligations.  During 2001, the Company established a $3,000 capital lease facility expiring in September 2002 with $2,208 of unused capacity remaining at December 31, 2001.  As of December 31, 2001, outstanding capital lease obligations bear interest at annual rates ranging from 5.7% to 8.0%.  All capital lease obligations mature between 2004 and 2005.

Scheduled principal payments under capital leases are $847 (2002), $822 (2003), $388 (2004) and $182 (2005).

Axsys had an $11,000 credit facility, which expired on April 25, 2000.  Borrowings under the credit facility through December 31, 1999 bore interest at a fluctuating rate per annum equal to the rate of interest publicly announced by Chase Manhattan Bank, N.A. as the lower of its prime rate (the prime rate was 8.50% at December 31, 1999), or the London Interbank Offered Rate (“LIBOR”), plus a margin ranging from 0.75% to 1.50%.  A commitment fee of 0.375% was payable on any unused amount of the credit facility.  In conjunction with the sale of Beau on March 17, 2000 (see Note 4), Axsys used part of the proceeds to pay down the outstanding balance of the credit facility.  The credit facility was terminated upon payment of the outstanding balance. Interest expense incurred was $141 in 2000 and $393 in 1999.

Note 7 – Balance Sheet Information

The details of certain balance sheet accounts are as follows:

	2001	2000
Inventories:
Raw materials	$4,035	$7,492
Work-in-process	8,389	7,890
Finished goods	10,186	10,053
	$22,610	$25,435

Work-in-process inventory at December 31, 2001 and 2000 is recorded net of progress payments received from customers on uncompleted contracts of $841 and $822, respectively.

	2001	2000
Property, plant and equipment, net:
Land	$291	$291
Buildings and improvements	4,353	4,226
Machinery and equipment	21,681	20,100
	26,325	24,617
Less accumulated depreciation and amortization	(12,908)	(11,801)
	$13,417	$12,816

Accrued expenses and other liabilities:
Compensation and related benefits	$3,099	$3,682
Accrued income taxes	1,019	(663)
Customer deposits	840	822
Environmental reserve - short-term	791	854
Restructuring accrual	658	751
Stock redemption accrual	498	536
Warranty reserve	441	497
Loss contract reserve - short-term	225	—
Other	1,550	1,693
	$9,121	$8,172

Note 8 – Income Taxes

The (benefit from)/provision for taxes on income from continuing operations before discontinued operations consists of:

	2001	2000	1999
Current taxes:
U.S. Federal	$(3,591)	$(3,030)	$(519)
State and local	130	80	65
	(3,461)	(2,950)	(454)
Deferred taxes:
U.S. Federal	(683)	124	(348)
State and local	(57)	62	(52)
	(740)	186	(400)
Total tax benefit:	$(4,201)	$(2,764)	$(854)

The reasons for the difference between the provision for taxes and the amount computed by applying the statutory federal income tax rate to Loss from Continuing Operations Before Taxes and Discontinued Operations are as follows:

Years Ended December 31,	2001	2000	1999
Federal statutory rate	35%	35%	34%
Computed expected tax benefit	$(3,974)	$(2,474)	$(3,419)
Increase (decrease) in taxes resulting from:
State and local taxes, net of federal tax benefit	28	114	(9)
Amortization of goodwill	(1)	36	136
Impairment of assets	—	—	2,424
Tax exempt interest	(55)	(144)	—
Other	(199)	(296)	14
Actual tax benefit	$(4,201)	$(2,764)	$(854)

Deferred income taxes reflect the net federal and state tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Axsys reversed $169 of its valuation allowance related to net deferred tax assets of discontinued operations with the corresponding tax benefit included in the results of discontinued operations during 1999.  In 2000, Axsys reversed $728 of its valuation allowance related to net deferred tax assets of discontinued operations with the corresponding tax benefit included in the results of discontinued operations.

Significant components of the Axsys’ deferred taxes are as follows:

	December 31
	2001	2000
Valuation differences for:
Inventories	$1,944	$1,785
Property, plant and equipment	(1,355)	(1,295)
Loss contract reserve	1,101	—
Note receivable - sensor systems	515	630
Restructuring accrual	257	293
Allowance for doubtful accounts	251	179
Other, net	174	555
Net deferred taxes	$2,887	$2,147

Axsys plans to carry-back the net operating loss generated in the current year to the December 31, 2000 income tax year and has recorded a corresponding current receivable of $3,600.

Note 9 – Segment Data

In February 2001, Axsys announced a strategic realignment whereby the Company is organized by market segment in three major groups.  The strategic realignment has resulted in a change in the composition of Axsys’ reportable segments and, accordingly, all periods reported have been restated.  Axsys classifies its businesses under three major groups, the Precision Components Group, Distributed Products Group and Automation Group.

The Precision Components Group designs, manufactures and sells high-end components such as precision position sensors, high-performance motors, precision metal optics, and laser-based airbearing scanners and optomechanical and electro-mechanical subassemblies.  Axsys’ products enable original equipment manufacturers (“OEM”s) to improve measurement precision, imaging, positional performance (accuracy, resolution, speed and power), and weight requirements in their systems.  Principal markets for these products include OEMs serving the aerospace, defense, high-end graphic arts, semiconductor, data storage, photonic, and other related electronics capital equipment markets.

The Automation Group designs, manufactures and sells automated production and test systems and nano-positioning subsystems to high technology customers that produce semiconductor, data storage, fiber optics/photonics component products and other high technology products.  These production and test systems integrate many of the precision optical and positioning components and subsystems produced by the Precision Components Group with vision systems, robotics and electronic controls produced by third party companies.  Axsys integrates these products into automation systems using its proprietary FlexAuto and Control Light software. These tools are designed to enable customers to more accurately and repeatedly produce their component products, thereby increasing the yield and throughput of their production and test processes.

The Distributed Products Group distributes precision ball bearings, acquired from various domestic and international sources, to OEMs and Maintenance Repair Operation (“MRO”) distributors.  The ball bearings are used in a variety of industrial automation and commercial markets.  Additionally, the Distributed Products Group designs, manufactures and sells mechanical bearing subassemblies for a variety of customers.

As discussed in Note 4, Axsys sold its Beau and Sensor Systems divisions.  The disposal of these businesses has been accounted for as discontinued operations and, accordingly, their related operating results have been reported separately from continuing operations.  The segment data below excludes their results.

The following tables present financial data for each Axsys segment:

	Years Ended December 31,
	2001	2000	1999
Net sales from continuing operations:
Precision Components Group	$55,916	$49,921	$51,489
Automation Group	10,269	10,670	7,772
Distributed Products Group	23,025	31,250	26,157
Total Sales	$89,210	$91,841	$85,418

Earnings from continuing operations before amortization, interest and taxes:
Precision Components Group	$2,999	$(2,510)	$(130)
Automation Group	(3,815)	250	104
Distributed Products Group	2,639	4,894	3,674
Impairment of assets	—	—	(8,993)
Special charge	—	—	(784)
Non-allocated expenses	(13,176)	(9,702)	(3,928)
Loss from continuing operations before taxes	$(11,353)	$(7,068)	$(10,057)

	Years Ended December 31,
	2001	2000	1999
Capital expenditures from continuing operations:
Precision Components Group	$2,088	$2,421	$3,128
Automation Group	1,189	392	191
Distributed Products Group	130	303	324
Corporate	541	831	16
Total capital expenditures	$3,948	$3,947	$3,659

Depreciation and amortization from continuing operations:
Precision Components Group	$2,297	$2,546	$2,272
Automation Group	308	178	131
Distributed Products Group	222	193	157
Corporate	259	86	32
Total depreciation	3,086	3,003	2,592

Amortization of goodwill	(3)	105	400

Total depreciation and amortization	$3,083	$3,108	$2,992

	December 31,
	2001	2000
Identifiable assets:
Precision Components Group	$29,262	$31,608
Automation Group	5,288	6,491
Distributed Products Group	12,875	14,540
Non-allocated assets	19,856	20,953
Total assets	$67,281	$73,592

Included in non-allocated expenses are the following: general corporate expense, interest expense, amortization of goodwill and other income and expense.  Identifiable assets by segment consist of those assets that are used in the segments’ operations.  Non-allocated assets are comprised primarily of cash and cash equivalents, goodwill and net deferred tax assets.

The following table presents sales from continuing operations by geographic region.  Substantially all of the Company’s assets were located within the United States.

	Years Ended December 31,
	2001	2000	1999
United States	$71,115	$74,035	$72,582
Europe	14,178	13,558	8,931
Other foreign	3,917	4,248	3,905
Total Sales	$89,210	$91,841	$85,418

Note 10 – Pension Arrangements

Axsys has two pension plans for which benefits and participation have been frozen.  Pension benefits under these plans are generally based upon years of service and compensation. There is a non-funded plan with an annual payout of approximately $100. The funding policy for the other plan is to contribute amounts sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus such additional amounts as may be determined to be appropriate from time to time.

The following table summarizes the components of net periodic pension cost for the defined benefit plans:

	Years Ended December 31,
	2001	2000	1999
Interest cost on projected benefit obligation	$82	$80	$78
Expected return on plan assets	(43)	(41)	(39)
Recognized net actuarial loss	52	49	45

Total pension expense	$91	$88	$84

Assumptions used in accounting for the defined benefit plans as of the plans’ measurement dates were:

	2001	2000	1999
Weighted-average discount rate	7.5%	7.5%	7.5%
Expected long-term rate of return on assets	6.0%	6.0%	6.0%

The following table sets forth the change in benefit obligation, change in plan assets and the funded status recognized in the consolidated balance sheets for the Axsys’ defined benefit pension plans:

	2001	2000
Change in benefit obligation:
Benefit obligation at beginning of year	$1,151	$1,117
Interest cost	82	80
Actuarial loss	49	65
Benefits paid	(103)	(111)
Benefit obligation at end of year	$1,179	$1,151

Change in plan assets:
Fair value of plan assets at beginning of year	$713	$697
Actual return	258	54
Employer contribution	122	73
Benefits paid	(104)	(111)
Fair value of plan assets at end of year	$989	$713

Funded status	$190	$438
Unrecognized net actuarial gain	383	166
Accrued benefit cost at December 31	$574	$604

Unrecognized net gains and losses are amortized over the average future service lives of participants.  Plan assets for the fully funded plan are invested in a managed portfolio consisting primarily of equity securities, real estate and bonds.

Axsys also sponsors 401(k) plans under which eligible employees may elect to contribute a percentage of their earnings.  The Company matched employee contributions to these plans in amounts ranging from 3% to 5% of the employees’ gross earnings over the three years ended December 31, 2001.  Company matching contributions from continuing operations were $865 in 2001, $880 in 2000 and $828 in 1999.

Note 11 - Supplemental Cash Flow Information

Supplemental cash flow information from continuing operations for the years ended December 31, 2001, 2000 and 1999 is summarized as follows:

	2001	2000	1999
Cash (received)/paid during the year for:
Interest	$(341)	$(386)	$427
Income tax payments	454	5,897	728

Non-cash investing activities:
Equipment acquired under capital leases	$762	$490	$1,226
Common stock issued for AEI	—	667	—
Purchase of assets from an acquisition	—	(685)	—
Treasury stock issued for defined contribution plans	71	34	104

Note 12 - Stock Options

In 1991 Axsys shareholders approved the Axsys’ Long-Term Stock Incentive Plan (the “Plan”). Shareholders approved amendments to and restatement of the Plan in May 2000 and May 2001, which, among other things, increased the number of shares of common stock authorized for issuance under the Plan by 200,000 each year.  As of December 31, 2001, the total number of shares of common stock authorized for issuance under the Plan was 800,000 shares, of which Axsys had 195,885 shares of common stock available for grant under the Plan.  The Stock Incentive Plan Committee of the Board of Directors (the “Committee”) administers the Plan.  The Committee selects participants from among those executives and other employees of Axsys and its subsidiaries who materially contribute to the success of the Company and determines the amounts, times, forms, terms and conditions of grants. Grants may be in the form of options to purchase shares of common stock, stock appreciation rights, restricted stock and performance units (collectively, “Stock Incentives”).  Each Stock Incentive is exercisable upon vesting.

A summary of all outstanding stock options are presented in the table below:

	Stock Options	Weighted Average Exercise Price
Outstanding at December 31, 1999	316,650	18.96

Granted	183,340	22.33
Forfeited	(99,750)	(21.66)
Exercised	(33,950)	(15.23)
Outstanding at December 31, 2000	366,290	$20.12

Granted	233,825	15.47
Forfeited/Cancelled	(53,750)	(16.85)
Exercised	(8,400)	(4.15)

Outstanding at December 31, 2001	537,965	$18.84
Exercisable at December 31, 2001	128,758	$20.86

The following table summarizes information about stock options outstanding at December 31, 2001:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$ 0.00 to $10.00	30,000	9.9	$9.70	0	$0.00
$ 10.01 to $15.00	200,375	8.0	12.30	39,730	12.32
$ 15.01 to $20.00	124,890	8.3	17.96	14,238	17.78
$ 20.01 to $25.00	18,250	4.5	20.65	2,100	20.11
$ 25.01 to $30.00	98,100	5.4	26.70	60,920	26.73
$ 30.01 to $41.00	66,350	8.8	37.29	11,770	37.62

$ 8.65 to $41.00	537,965	7.7	$18.84	128,758	$20.86

Axsys has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.”  Accordingly, no compensation cost has been recognized for grants under the Plan.  Pro forma information regarding net income and net income per share is required by SFAS No. 123 for awards granted in fiscal years beginning after December 15, 1994 as if Axsys had accounted for such awards under the fair value method.  Had compensation costs for the Stock Incentive grants in 2001, 2000 and 1999 been determined using the fair value method, Axsys would have reported the following results:

	2001	2000	1999
Pro forma loss from continuing operations before discontinued operations	$(1,519)	$(5,040)	$(9,668)
Pro forma net income/(loss)	(1,519)	8,787	(7,587)

Pro forma basic (loss)/earnings per share:
Loss from continuing operations before discontinued operations	(0.32)	(1.08)	(2.05)
Net income/(loss)	(0.32)	1.89	(1.61)

Pro forma diluted (loss)/earnings per share:
Loss from continuing operations before discontinued operations	(0.32)	(1.08)	(2.05)
Net income/(loss)	(0.32)	1.89	(1.61)

The fair value of each option granted in 2001, 2000 and 1999 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 71% in 2001, 70% in 2000 and 65% in 1999; risk-free interest rate of 5.0% in 2001, 5.1% in 2000 and 5.9% in 1999; expected lives of 6 years; and no dividend yield.  Using this model, the weighted average fair value of options granted was $9.95 during 2001, $15.12 during 2000, and $8.17 during 1999.  For pro forma purposes, the estimated fair value of the Axsys’ Stock Incentive awards to employees is amortized over the options’ vesting period, which is generally five years.  Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable.  In addition, the Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility.  Because stock-based awards to Axsys employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its Stock Incentive awards to employees.

Note 13 - Commitments and Contingencies

Future minimum payments under non-cancelable operating leases (exclusive of property expenses and net of sublease rental income), as of December 31, 2001, are as follows:

2002	$1,423
2003	1,389
2004	1,356
2005	1,248
2006	897
2007 and thereafter	2,211
$8,524

Rent expense under such leases, net of sublease rental income, amounted to $1,575 in 2001, $1,251 in 2000 and $1,699 in 1999.  Axsys has two letters of credit totaling $231 opened in 2001 as security deposits on building leases in Wilmington, Massachusetts and Pittsburgh, Pennsylvania.  These letters of credit are renewed annually for the term of the lease.

Axsys has various lawsuits, claims, commitments and contingent liabilities arising from the ordinary conduct of its business; however, they are not expected to have a material adverse effect on the business, financial condition and results of operations of the Company.

Note 14 – Impairment of Assets and Special Charge

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

On November 20, 1998, Axsys’ Chairman and CEO (“the Chairman”) and the owner at that date of approximately 31%  of Axsys’ common stock submitted an offer to purchase all of the common stock not owned by him for $15.00 per share in cash (the “Chairman’s Proposal”).  Shortly thereafter, the Board of Directors formed a Special Committee to evaluate the Chairman’s Proposal.  On January 11, 1999, Axsys received an unsolicited offer to purchase the Company for $20.00 per share in cash.  In response to this unsolicited offer, the Chairman withdrew his proposal, and on January 13, 1999, Axsys publicly announced that the Board of Directors had dissolved the Special Committee and had authorized the retention of investment bankers to explore various strategic alternatives, including the potential sale of the Company.  On January 29, 1999, Axsys publicly announced that the Board of Directors had instructed its investment bankers to explore the potential sale of the company.  During 1999, Axsys recorded a pre-tax special charge of $784 for expenses related to a process of exploring the potential sale of the company.  On June 15, 1999, Axsys publicly announced that its Board of Directors had determined not to pursue a sale of the Company at that time.

Note 15 – Selected Quarterly Financial Data

Selected quarterly financial data for the years ended December 31, 2001 and 2000 is summarized as follows:

	Quarters Ended (Unaudited):
	March 2001	June 2001	September 2001	December 2001
	(In thousands, except per share data)
Statement of Operations Data:
Net sales	$24,202	$23,404	$21,603	$20,001
Gross profit	6,081	(1,874)	5,300	4,566

Loss from continuing operations before discontinued operations	(337)	(6,425)	(72)	(318)
Net loss	(337)	(6,425)	(72)	(318)
Diluted net loss per share from continuing operations before discontinued operations	$(0.07)	$(1.37)	$(0.02)	$(0.07)

Diluted net loss per share applicable to common shareholders	$(0.07)	$(1.37)	$(0.02)	$(0.07)
Diluted weighted average common shares outstanding	4,685	4,686	4,688	4,695

	Quarters Ended (Unaudited) (1) (2) (3):
	March 2000	June 2000	September 2000	December 2000
	(In thousands, except per share data)
Statement of Operations Data:
Net sales	$19,645	$23,882	$24,245	$24,069
Gross profit	914	5,539	6,163	7,047
(Loss) income from continuing operations before discontinued operations	(4,132)	(270)	91	7
Net income (loss)	10,157	(270)	91	(455)
Diluted net (loss) income per share from continuing operations before discontinued operations	$(0.89)	$(0.06)	$0.02	$0.00

Diluted net income (loss) per share applicable to common shareholders	$2.19	$(0.06)	$0.02	$(0.09)
Diluted weighted average common shares outstanding	4,643	4,650	4,754	4,833

(1)          In the fourth quarter of 2000, Axsys merged with Automation Engineering, Inc. This merger was accounted for under the pooling of interests method of accounting and, accordingly, the results of Axsys’ Consolidated Statements of Operations have been restated to include the accounts and operations of AEI.  The operating results for AEI were not material to the combined results of Axsys for all periods prior to 2000, and therefore, results for those periods have not been restated.

(2)          In the third quarter of 2000, Axsys acquired the stock of Westlake Technologies Corporation.  This acquisition was accounted for under the purchase method of accounting and, accordingly, the results of Westlake’s operations have been included in Axsys’ Consolidated Statements of Operations since the date of acquisition.  See Note 3 to the Consolidated Financial Statements.

(3)          In the first quarter of 2000, Axsys sold the Beau Interconnect division. Accordingly, Beau has been accounted for as a discontinued operation and the related net assets and operating results have been reported separately from continuing operations in all years presented.  Revenues applicable to this discontinued operation were $846 during the first quarter of 2000 and $19,300 during 1999.  The net assets of Beau at December 31, 1999 have been included in current assets.  All prior periods have been restated to reflect the divestiture.

AXSYS TECHNOLOGIES, INC

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

COL. A	COL.B	COL.C	COL.D	COL.E		COL.F
	Additions
Classification	Balance at Beginning of Period	Charged to Costs and Expenses	Charge to Other Accounts	Deductions		Balance at End of Period
Year ended December 31, 2001:
Allowance for Doubtful Accounts	$527	$227	$—	$91	(a)	$663
Cost Reduction Program Accrual	$—	$1,738	$	$1,080		658
Strategic Realignment Accrual	$752	$—		$752		$—
Environmental Accrual	$1,598	$—	$—	$149		$1,449

Year ended December 31, 2000:
Allowance for Doubtful Accounts	$503	$286	$—	$262	(a)	$527
Strategic Realignment Accrual	$—	$1,862	$—	$1,110		$752
Environmental Accrual	$712	$1,258	$—	$372		$1,598

Year ended December 31, 1999:
Allowance for Doubtful Accounts	$445	$331	$—	$273	(a)	$503
Environmental Accrual	$494	$308	$—	$90		$712

(a) Uncollectible accounts written off, net of recoveries.

EXHIBIT INDEX

Exhibit Number
Description
3(1)

Restated Certificate of Incorporation of the Company (filed as Exhibit 3(4) to the Company’s Amendment No. 2 to Registration Statement on Form S-1, dated October 17, 1997 (File No. 333-36027) (the “Form S-1”) and incorporated herein by reference).

3(2)	By-Laws of the Company (filed as Exhibit 2 to the Form 8-A dated August 8, 1991 and incorporated herein by reference).

10(1)	Severance Agreement between the Company and Kenneth F. Stern dated as of June 10, 1996 (filed as Exhibit 10(16) to the Form S-1 and incorporated herein by reference).

10(2)

Form of Stock Option Agreement, dated as of September 30, 1991 (filed as Exhibit 10(17) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 1991 and incorporated herein by reference).

10(3)	Summary of Annual Incentive Plan (filed as Exhibit 10(22) to the Form S-1 and incorporated herein by reference).

10(4)	Supplemental Revenue Growth Incentive Plan (filed as Exhibit 10(23) to the Form S-1 and incorporated herein by reference).

Exhibit Number
Description
10(5)	Axsys Technologies, Inc. Long-Term Stock Incentive Plan (filed as Exhibit C to the Company’s Proxy Statement dated September 23, 1997 and incorporated herein by reference).

10(6)

Resolution approved on November 8, 1999 amending Section 2(l) of the Long Term Stock Incentive Plan.  (filed as Exhibit 10(12) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference.)

10 (7)

Severance Protection Agreement between the Company and Stephen W. Bershad dated as of February 11, 1999 (filed as Exhibit 10(1) to the Company’s Form 10-Q, dated May 11, 1999, for the fiscal quarter ended March 31, 1999 (the “March 31, 1999 Form 10-Q”) and incorporated herein by reference).

10 (8)	Severance Protection Agreement between the Company and Kenneth F. Stern dated as of February 11, 1999 (filed as Exhibit 10(4) to the March 31, 1999 Form 10-Q and incorporated herein by reference).

10 (9)	Letter Agreement between Mark J. Bonney and the Company dated as of August 1, 1999 (filed as Exhibit 10(4) to the September 30, 1999 Form 10-Q and incorporated herein by reference).

10 (10)	Severance Protection Agreement between the Company and Mark J. Bonney dated as of August 30, 1999 (filed as Exhibit 10(5) to the September 30, 1999 Form 10-Q and incorporated herein by reference).

Exhibit Number
Description

10(11)	Amendment to Axsys Technologies, Inc. Long-Term Stock Incentive Plan (filed as Exhibit A to the Company’s Proxy Statement dated April 24, 2000 and incorporated herein by reference).

10 (12)

Asset Purchase Agreement, dated as of September 30, 2000, between the Company, and Westlake Technology Company (filed as Exhibit 10(25) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference.)

10 (13)

Asset Purchase Agreement, dated as of October 18, 2000, between the Company, and Automation Engineering, Inc. (filed as Exhibit 10(26) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference.)

10 (14)

Compensation Agreement, dated as of October 18, 2000, between the Company, and Stephen W. Bershad. (filed as Exhibit 10(27) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference.)

10 (15)

Letter Agreement between John E. Hanley and the Company dated as of March 8, 2000 (filed as Exhibit 10(28) to the Company’s Quarterly Report on Form 10-Q for the quarter year ended March 31, 2001 and incorporated herein by reference).

10 (16)	Letter Agreement between Stephen W. Bershad and the Company dated October 4, 2001 extending term of initial period of Employment Agreement.

10 (17)	Form of Indemnification Agreement for all Directors and Officers of the Company.

10 (18)	Letter Agreement between David A. Almeida and the Company dated as of November 14, 2001.

21	Subsidiaries of the Registrant

22	Consent of Arthur Andersen LLP