Form 10-Q
period 2002-03-30
AXSYS TECHNOLOGIES INC
filed 2002-05-14
CIK 206030

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2002

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

(860) 257-0200
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant:  (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes ☒  No ☐

4,698,498 shares of Common Stock, $.01 par value, were outstanding as of May 6, 2002.

AXSYS TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

AXSYS TECHNOLOGIES, INC.

Consolidated Balance Sheets

(Dollars in thousands, except share data )

	March 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,671	$9,906
Accounts receivable – net	12,090	10,861
Inventories – net	21,139	22,610
Income tax receivable	5,033	3,633
Deferred tax asset	3,029	2,411
Other current assets	747	779
TOTAL CURRENT ASSETS	49,709	50,200

PROPERTY, PLANT AND EQUIPMENT – net	12,799	13,417

EXCESS OF COST OVER NET ASSETS ACQUIRED – net	3,600	3,065

OTHER ASSETS	573	599
TOTAL ASSETS	$66,681	$67,281

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$5,271	$4,853
Accrued expenses and other liabilities	8,601	9,121
Current portion of capital lease obligation	853	847
TOTAL CURRENT LIABILITIES	14,725	14,821

CAPITAL LEASES, less current portion	1,179	1,392

OTHER LONG-TERM LIABILITIES	4,568	4,628

SHAREHOLDERS’ EQUITY:
Common stock, authorized 30,000,000 shares, issued 4,792,674 shares at March 30, 2002 and December 31, 2001	47	47
Capital in excess of par	39,611	39,621
Retained Earnings	7,563	7,813
Treasury stock, at cost 94,176 shares at March 30, 2002 and 96,876 at December 31, 2001	(1,012)	(1,041)
TOTAL SHAREHOLDERS’ EQUITY	46,209	46,440

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$66,681	$67,281

See accompanying notes to consolidated financial statements

AXSYS TECHNOLOGIES, INC.

Consolidated Statements of Operations

(Dollars in thousands, except share data - Unaudited)

	Three-Months Ended
	March 30, 2002	March 31, 2001
NET SALES	$19,857	$24,202

Cost of sales	15,968	18,604
Selling, general and administrative expenses	4,755	5,482
Research and development expenses	431	778
Restructuring and special charges	1,567	—
Amortization of intangible assets	—	(1)
OPERATING LOSS	(2,864)	(661)
Interest expense (income) – net	1	(87)
Other income	62	20
LOSS BEFORE TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(2,803)	(554)
Benefit from income taxes	2,018	217
LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCPLE	(785)	(337)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	535	—

NET LOSS	$(250)	$(337)

BASIC AND DILUTED (LOSS) EARNINGS PER SHARE:
Loss before cumulative effect of change in accounting principle	$(0.17)	$(0.07)
Cumulative effect of change in accounting principle	0.11	—
TOTAL	$(0.06)	$(0.07)
Weighted average basic common shares outstanding	4,697	4,685

See accompanying notes to consolidated financial statements.

AXSYS TECHNOLOGIES, INC.

Consolidated Statements of Cash Flow

(Unaudited, dollars in thousands)

	Three-Months Ended
	March 30, 2002	March 31, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(250)	$(337)
Adjustments to reconcile net income to cash used in operating activities:
Cumulative effect of change in accounting principle	(535)	—
Change in deferred taxes	(618)	—
Depreciation and amortization	824	724
Restructuring and special charges	625	—
Loss on disposal of capital assets	113	47
Changes in operating assets and liabilities:
Accounts receivable	(1,229)	(534)
Inventory	924	(1,971)
Current income tax receivable	(1,400)	—
Other current assets	20	(72)
Accounts payable	418	1,308
Accrued liabilities	(481)	(1,455)
Other -net	(15)	(114)
NET CASH USED IN OPERATING ACTIVITIES	(1,604)	(2,404)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(424)	(1,413)
NET CASH USED IN INVESTING ACTIVITIES	(424)	(1,413)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayment of borrowings	(207)	(259)
NET CASH USED IN FINANCING ACTIVITIES	(207)	(259)

NET DECREASE IN CASH	(2,235)	(4,076)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,906	14,850
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,671	$10,774

Supplemental cash flow information
Cash (received) paid for:
Interest received - net	$(19)	$(103)
Income tax payment (refund)	267	(1,102)

See accompanying notes to consolidated financial statements.

AXSYS TECHNOLOGIES, INC.

Consolidated Statements of Shareholders’ Equity

For the Three-Months Ended March 30, 2002 and March 31, 2002

(Unaudited, dollars in thousands)

	Common Stock		Capital in Excess Of Par	Retained Earnings	Treasury
	Shares	Amount			Shares	Amount

Balance at December 31, 2000	4,792,674	$47	$39,675	$14,965	(108,553)	$(1,266)
Net loss	—	—	—	(337)	—	—
Contribution to 401(k) plan	—	—	(2)	—	720	107
Balance at March 31, 2001	4,792,674	$47	$39,673	$14,628	(107,833)	$(1,159)

Balance at December 31, 2001	4,792,674	$47	$39,621	$7,813	(96,876)	$(1,041)
Net income	—	—		(250)	—	—
Contribution to 401(k) plan	—	—	(10)	—	2,700	29
Balance at March 30, 2002	4,792,674	$47	$39,611	$7,563	(94,176)	$(1,012)

See accompanying notes to consolidated financial statements.

AXSYS TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share data - Unaudited)

Note 1 – Basis of Presentation

Axsys Technologies, Inc. (“Axsys” or the “Company) prepared the consolidated financial statements, as of and for the three months ended March 30, 2002 and March 31, 2001, without audit.  In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows for such periods have been made, and the interim accounting policies followed are in conformity with generally accepted accounting principles and are consistent with those applied for annual periods as described in Axsys’ annual report for the year ended December 31, 2001, previously filed on Form 10-K with the Securities and Exchange Commission (the “Annual Report”) except for the change in accounting for goodwill and other intangible assets as described below.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted.  It is suggested that these consolidated financial statements be read in conjunction with the financial statements included in Axsys’ Annual Report for the year ended December 31, 2001.  The results of operations for the three months ended March 30, 2002 and March 31, 2001 are not necessarily indicative of the operating results for the full years.

Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” was issued in August 2001.  SFAS No. 144 is effective for fiscal years beginning after December 15, 2001.  The Company adopted this new standard in the first quarter of 2002 and recorded an impairment charge on the net assets held for sale related to the Teletrac transaction.  (See Note 2.)

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

SFAS No. 142, “Goodwill and Other Intangible Assets”, was issued in June 2001.  It changes the accounting for goodwill by eliminating goodwill amortization beginning in 2002.  It will also require at least an annual assessment of goodwill impairment.  The initial test for impairment must be completed by June 30, 2002, but any impairment would be reflected as an accounting change recorded retroactively in the first quarter of 2002.  Goodwill amortization, which amounted to $140 offset by negative amortization of $143 in 2001, will no longer be an expense in 2002, thus increasing earnings, but with no impact on cash flow.  The Company has not completed impairment testing and therefore cannot quantify the statement’s impact on its consolidated financial statements.  It is possible that some goodwill will be required to be written off in 2002.   The Company’s negative goodwill of $535 was reversed as a cumulative effect of a change in accounting principle in the first quarter of 2002.

Basic earnings per share have been computed by dividing Net Loss by the weighted average number of common shares outstanding.  When there is a loss from continuing operations, the computation of the dilutive net loss per share is based on the weighted average basic shares outstanding.  The dilutive effect of stock options on the weighted average number of common shares would have been an increase of 508 in the first quarter of 2002 and 83,546 in the first quarter of 2001, if the effect were not anti-dilutive.

Other income includes principal payments of $62 in the quarter ended March 30, 2002, and $20 in the quarter ended March 31, 2001 for a fully reserved note received from the 1998 sale of Sensor Systems.

Note 2 – Restructuring and Special Charges

Sale of Teletrac, Inc.

On April 5, 2002, Axsys sold all of the stock of its Teletrac, Inc. subsidiary to Storage Test Solutions (“STS”) of Aurora, Colorado.  Teletrac, which is based in Santa Barbara, California, designs and manufactures high-performance spin stands that are used in the test and certification of data storage recording heads found in magnetic disk drives.   Axsys sold the stock of Teletrac in exchange for an interest-bearing $850 thousand note, which provides for payments equal to ten percent of the revenues generated from the sales of spin stands by STS with the balance, if any, due in five years.  Because of the uncertain market conditions for data storage products and the terms of the note, Axsys has reserved the entire value of this note and will record any principal and interest payments as other income during the period received.

In connection with the sale of Teletrac, the Company recorded in restructuring and other special charges, a pretax charge of approximately $1.0 million associated with asset write-downs, severance payments and legal expenses.  Total cash costs associated with the sale of Teletrac are expected to be approximately $345.

As a result of net capital losses from the sale of Teletrac stock, the Company expects to receive a tax refund of approximately $1.0 million shortly after it files its 2002 tax return, with an additional deferred tax benefit of approximately $700 thousand beyond 2002.

Segment Reorganization

In March 2002, Axsys announced a reorganization of the Company’s market segments into three major groups.  The strategic realignment resulted in a change in the composition of Axsys’ reportable segments.  This plan resulted in a restructuring charge of $552 pre-tax for a workforce reduction of three people in the former Automation Group and the Company President.

As of March 30, 2002, the Company has expended $33 for severance costs.  Axsys expects all severance costs to be paid by April of 2003.

Cost Reduction Plan

During the second quarter of 2001, the Company adopted a major cost reduction program (the “Cost Reduction Plan”), which resulted in a pretax charge to earnings of approximately $9,208, or $5,801 after-tax.  The total cash cost of the plan is expected to be approximately $1,300 of which $1,170 has been spent through March 31, 2002.

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

The Company reviewed its inventory and other assets. The Company recorded a charge of $2,943 to cover expected losses on two long-term defense contracts.  The earnings charge also includes an increase in reserves for excess and obsolete inventories of approximately $4,425.  The Company disposed of approximately $5,278 of inventory by March 30, 2002.

Other costs associated with the Cost Reduction Plan include the write-off of $293 in tooling and $85 in software costs.

In the last six-months of 2001, Axsys recorded the following amounts in the Consolidated Statement of Operations in connection with the Cost Reduction Plan:

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

The following table shows the balance sheet activity for the reserve and accrual accounts as of March 30, 2002:

	Inventory Reserves	Loss Contract Reserve	Restructuring Accrual
Q2 2001 Charges	$4,425	$2,943	$1,738
Q3 2001 Activity	(1,420)	(58)	(642)
Q4 2001 Activity	(2,663)	(60)	(438)
Q1 2002 Activity	(184)	(93)	(392)
Balance at March 30, 2002	$158	$2,732	$266
Cash expenditures	$—	$—	$1,212

The Company anticipates the majority of cash costs for the plan will be completed by April 2002.

Note 3 – Inventories, net

Inventories have been determined generally by lower of cost (first-in, first-out or average) or market.  Inventories consist of (in thousands):

	March 30, 2002	December 31, 2001
Raw materials	$3,531	$4,035
Work-in-process	8,150	8,389
Finished goods	9,458	10,186
	$21,139	$22,610

Note 4 – Segment Data

In March 2002, Axsys announced a reorganization of the Company’s market segments into three major groups.  The strategic realignment resulted in a change in the composition of Axsys’ reportable segments and, accordingly, all periods reported have been restated.  Axsys classifies its businesses under three major groups, the Aerospace and Defense Group, Commercial Products Group and the Distributed Products Group.

Products categorized under the Aerospace and Defense Group include precision machined structures and metal optics, fabricated principally from beryllium and beryllium alloys, high-performance motion control components including motors and resolvers, and electromechanical and opto-mechanical subassemblies including actuators, thermal imaging scanners and telescopes.  These products are incorporated into guidance, weapons targeting and night vision systems of various current and next generation missile, aircraft, satellite and armored vehicle platforms.

The Commercial Products Group sells to original equipment manufacturers ("OEMs") of graphic arts and semiconductor capital equipment as well as to manufacturers of photonic devices.  Products sold to these manufacturers include high-performance airbearing-based laser scanners and micro-positioning stages, distance measuring interferometers and autofocus devices.  Sales to photonic device manufacturers include development, characterization and test, and semi-automated production tools that are designed to increase yield and throughput in the manufacture of photonic devices.

The Distributed Products Group consists of AST Bearings, a supplier of precision bearings and subassemblies, which sells to OEMs serving a variety of industrial and commercial applications as well as to maintenance repair operations distributors.

The following tables present financial data for each of the Company’s segments (in thousands).

	Three Months Ended
	March 30, 2002	March 31, 2001
Net sales
Aerospace and Defense Group	$10,806	$10,332
Commercial Products Group	4,040	7,119
Distributed Products Group	5,011	6,751
Total sales	19,857	24,202

Pre-tax income (loss) before cumulative effect of change in accounting principle:
Aerospace and Defense Group	509	(256)
Commercial Products Group	(1,178)	(231)
Distributed Products Group	374	894
Restructuring and special charges	(1,567)	—
Non-allocated expenses	(941)	(961)
Pre-tax loss before cumulative effect of change in accounting principle	$(2,803)	$(554)

	March 30, 2002	December 31, 2001

Identifiable assets:
Aerospace and Defense Group	$25,279	$25,116
Commercial Products Group	8,345	8,423
Distributed Products Group	12,812	13,886
Non-allocated assets	20,245	19,856
Total assets	$66,681	$67,281

Included in non-allocated expenses are the following: general corporate expense, interest expense, amortization of goodwill, special charges and other income and expense.  Identifiable assets by segment consist of those assets that are used in the segments’ operations.  Non-allocated assets are comprised primarily of cash and cash equivalents, goodwill and net deferred tax assets.

Note 5 – Other Information (in thousands)

	March 30, 2002	December 31, 2001

Allowance for doubtful accounts	$633	$663

Accumulated depreciation and amortization of property, plant and equipment	$12,206	$12,908

Accumulated amortization of excess of cost over net assets acquired	$1,314	$1,136

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth certain financial data as a percentage of net sales for the three-month periods and the three-month periods ended March 30, 2002 and March 31, 2001.

	Three-Months Ended
	March 30, 2002	March 31, 2001
Net sales:
Aerospace and Defense Group	54.4%	42.7%
Commercial Products Group	20.3	29.4
Distributed Products Group	25.3	27.9
Total Company	100.0	100.0

Cost of sales	80.4	76.9

Gross profit	19.6	23.1

Operating expenses:
Selling, general and administrative expenses	23.9	22.7
Research and development expenses	2.2	3.2
Restructuring charge	7.9	—
Amortization of intangible assets	—	—

Operating loss	-14.4	-2.8

Interest income, net	0.0	0.4
Other income	0.3	0.1

Loss before taxes and change in accounting principle	-14.1	-2.3
Benefit from income taxes	10.2	0.9
Loss before change in accounting principle	-3.9	-1.4

Cumulative effect of change in accounting principle	2.7	—

Net loss	-1.2%	-1.4%

Gross profit (as a percentage of related net sales, excluding non-recurring charges):
Aerospace and Defense Group	17.6%	12.1%
Commercial Products Group	12.2	30.0
Distributed Products Group	29.8	32.7

Comparison of the Three Months Ended March 30, 2002 and March 31, 2001

Net sales.  Sales totaled $19.9 million in the quarter ended March 30, 2002, compared to $24.2 million in the first quarter of 2001, a decrease of $4.3 million, or 18 percent.  Sales of the Company’s Aerospace and Defense Group totaled $10.8 million in the quarter ended March 30, 2002, compared to $10.3 million in the quarter ended March 31, 2001.  Commercial Products Group sales were $4.0 million in the first quarter of 2002, compared to $7.1 million in 2001, a decrease of $3.1 million or 44 percent.  Sales of digital scanners and micro-positioning subsystems declined due to weaknesses in the graphic arts and semiconductor markets, as well as continuing softness in the photonics and electronics markets. Sales of the Distributed Products Group were $5.0 million in the quarter ended March 30, 2002, compared to $6.8 million in the comparable prior year period, a decrease of $1.8 million, or 26 percent. Revenues within this group appear to be stabilizing, as first quarter sales were slightly higher than the fourth quarter sales of 2001.

Gross profit.  Gross margins for the first quarter of 2002 were 19.6% down 3.6% from the first quarter of 2001.  Lower margins quarter over quarter were the result of lower overall sales volumes primarily in the Commercial and Distributed Products Groups that traditionally carry higher margins.  In addition, increased investment within the Automation business contributed to the overall decrease in margins quarter over quarter.  Gross margins within the Aerospace and Defense Group in the first quarter 2002 were 17.7% as compared to 12.1% in the first quarter of last year, primarily due to increased shipments of higher margin metal optic products and operational efficiencies realized in 2002.  Gross margins within the Commercial Products Group for the first quarter of 2002 were 12.2% compared to 30.0% in the first quarter of 2001. The lower margins were attributable to a decrease in higher margin scanner and micro-positioning sales, significantly lower sales of spin stands and the increase in expenditures within the automation business.   Gross margins within the Distributed Products Group for the first quarter 2002 were 29.8% down from 32.6% in the comparable prior year period as a direct result of the decreased volume.

Selling, general and administrative expenses.  SG&A expenses were $4.7 million in the first quarter of 2002, a decrease of $0.7 million, or 13 percent, compared to $5.4 million in the same period last year.    Compensation and incentive expenses in the first quarter of 2002 were $340 thousand lower as a result of the Cost Reduction Plan of June 2001.   General cost savings of $600 thousand were the result of the 2001 Cost Reduction Plan (see Note 2).    Included in 2002 first quarter expenses are $190 thousand of incremental selling, general, and administrative costs for the two Automation Group operations and infrastructure that were acquired or started up late in 2000.

Research and development expenses.  R&D expenses were $431 thousand in the quarter ended March 30, 2002, a decrease of $347 thousand, or 45 percent, from expenses of $778 thousand in the comparable quarter of 2001.    The decrease is a result of the shift in the Automation Group from primarily R&D efforts in 2001 to manufacturing support of production.    Additionally, R&D spending was reduced in low growth product lines, primarily data storage, and within the scanner business as a result of declining volume.

Restructuring and special charges.  Pre-tax costs categorized as restructuring and special charges were $1.6 million in the first quarter of 2002.  These costs included $552 thousand for termination expenses incurred in connection with the restructuring of the business and $1.0 million associated with asset write-downs and severance expenses resulting from the sale of Teletrac.  The Company also expects to incur additional transition expenses in the second quarter of 2002 resulting from the closing of the Santa Barbara facility.  These costs are discussed in more detail in Note 2 to the Consolidated Financial Statements.

Interest income and expense, net.  Net interest expense in the first quarter of 2002 was $1 thousand, compared to net interest income of $87 thousand in 2001.   Investment income in 2001 was higher due to higher levels of cash on hand and substantially higher interest rates on short-term investments last year.

Taxes.  The effective rate of the tax benefit was 72.0 percent in the first quarter of 2002 and 39.1 percent in the comparable period in 2001.  The increase in the effective rate is a result of net capital losses from the sale of Teletrac stock, which Axsys believes it is entitled to carry back to prior years. Axsys expects to receive a tax refund of approximately $1.0 million shortly after it files its 2002 tax return as a result of the sale.  The actual refund may differ based on the overall operating results of the Company.  There will be an additional deferred tax benefit of approximately $700 thousand beyond 2002 as a result of the sale.

Liquidity and Capital Resources

Axsys funds its operations primarily from cash flow generated by operations and cash on hand. As of March 30, 2002, cash and cash equivalents totaled $7.7 million.

Net cash used in operating activities for the quarter ending March 30, 2002 was $1.6 million, compared with net cash used of $2.4 million for the quarter ended March 31, 2001. Cash used in operating activities during the quarter ended March 30, 2002 was primarily due to a pre-tax net loss from operations of $2.8 million partially offset by depreciation and amortization charges of $824 thousand and non-cash losses on disposals of capital assets of $113 thousand.

Net cash used in investing activities of $424 thousand for the quarter ended March 30, 2002 resulted from capital expenditures. Net cash used in investing activities of $1.4 million for the quarter ended March 31, 2001 resulted primarily from capital expenditures.

Net cash used in financing activities of $207 thousand for the quarter ended March 30, 2002, was associated exclusively to repayment of capital lease obligations. Net cash used in financing activities of $259 thousand for the quarter ended March 31, 2001 was also associated with the repayment of capital lease obligations.

Axsys funded its operations primarily from cash on hand and, to a certain extent, through capital lease transactions.  The Company believes that its current cash and cash equivalent balances will be sufficient to finance its operations, capital expenditures, and working capital requirements for the foreseeable future.

Backlog

A substantial portion of the business is of a build-to-order nature requiring various engineering, manufacturing, testing and other processes to be performed prior to shipment.  As a result, Axsys generally has a significant backlog of orders to be shipped.  The Company recorded new orders of $20.1 million in the first three-months of 2002, compared to orders of $20.0 million in the first three-months of 2001.  The Company ended the first quarter of 2002 with a backlog of $50.6 million, compared to a backlog of $60.6 million at March 31, 2001, a decrease of  $10.0 million or 16.5 percent.  Axsys believes that a substantial portion of its backlog of orders at March 31, 2002 will be shipped over the next twelve months.

Recently Issued Accounting Standards

Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” was issued in August 2001.  SFAS No. 144 is effective for fiscal years beginning after December 15, 2001.  The Company adopted this new standard in the first quarter of 2002 and recorded an impairment charge on the net assets held for sale related to the Teletrac transaction.  (See Note 2.)

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

SFAS No. 142, “Goodwill and Other Intangible Assets”, was issued in June 2001.  It changes the accounting for goodwill by eliminating goodwill amortization beginning in 2002.  It requires at least an annual assessment of goodwill impairment.  The initial test for impairment must be completed by December 31, 2002, but any impairment would be reflected as an accounting change recorded retroactively in the first quarter of 2002.  Goodwill amortization, which amounted to $140 thousand offset by negative amortization of $143 thousand in 2001, will no longer be recorded in 2002, thus increasing earnings, but with no impact on cash flow.  The Company has not completed impairment testing and therefore cannot quantify the statement’s impact on its consolidated financial statements.  It is possible that some goodwill will be required to be written off in 2002.   The Company’s negative goodwill of $535 thousand as of December 31, 2001 was reversed as a cumulative effect of a change in accounting principle in the first quarter of 2002.

Forward-Looking Statements

This quarterly report on Form 10-Q includes certain forward-looking statements, including estimates of expected losses on two defense contracts and other statements regarding the 2001 cost reduction plan and the statement with regard to the sufficiency of cash and cash equivalents to finance operations, capital expenditures and working capital requirements.  The Company’s business is subject to a variety of risks and uncertainties, including the effect of order backlog on operations, the impact of competition in the aerospace and defense industry, the effects of legal proceedings and regulatory matters on the business, and the impact of general economic conditions, as well as other factors discussed in filings that Axsys makes with the Securities and Exchange Commission.   As a result, actual future results and developments may be materially different from those expressed or implied in any forward-looking statement.  Disclosure regarding factors affecting the Company’s future results and developments is contained in the Company’s public filings with the Securities and Exchange Commission, including the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2001.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risk sensitive instruments do not subject the Company to material risk exposures.

PART II.  OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number	Description
10(19)	Severance Agreement between the Company and John E. Hanley dated January 30, 2002
10(19)	Severance Agreement between the Company and Mark J. Bonney dated March 20, 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date: May 10, 2002	AXSYS TECHNOLOGIES, INC.

	By:	/s/ Stephen W. Bershad
Stephen W. Bershad
Chairman of the Board and Chief Executive Officer

/s/ David A. Almeida
David A. Almeida
Vice President-Finance and Chief Financial Officer
(Principal Financial Officer)

EXHIBITS INDEX

Exhibit Number	Description
10(19)	Severance Agreement between the Company and John E. Hanley dated January 30, 2002
10(20)	Severance Agreement between the Company and Mark J. Bonney dated March 20, 2002.