Form 10-Q
period 2002-06-29
AXSYS TECHNOLOGIES INC
filed 2002-08-14
CIK 206030

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2002

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

Yes   ☒    No   ☐

4,703,121 shares of Common Stock, $.01 par value, were outstanding as of August 7, 2002.

AXSYS TECHNOLOGIES, INC.

PART I – FINANCIAL INFORMATION

AXSYS TECHNOLOGIES, INC.

Consolidated Balance Sheets

(Dollars in thousands, except share data )

	June 29, 2002	December 31, 2001
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,977	$9,906
Accounts receivable – net	11,646	10,861
Inventories – net	22,619	22,610
Income tax receivable	1,400	3,633
Deferred tax asset	4,060	2,411
Other current assets	830	779
TOTAL CURRENT ASSETS	50,532	50,200

PROPERTY, PLANT AND EQUIPMENT – net	12,316	13,417

EXCESS OF COST OVER NET ASSETS ACQUIRED – net	3,600	3,065

OTHER ASSETS	595	599

TOTAL ASSETS	$67,043	$67,281

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$6,484	$4,853
Accrued expenses and other liabilities	8,813	9,121
Current portion of capital lease obligation	865	847
TOTAL CURRENT LIABILITIES	16,162	14,821

CAPITAL LEASES, less current portion	1,105	1,392

OTHER LONG-TERM LIABILITIES	4,690	4,628

SHAREHOLDERS’ EQUITY:
Common stock, authorized 30,000,000 shares, issued 4,792,674 shares at June 29, 2002 and December 31, 2001	47	47
Capital in excess of par	39,604	39,621
Retained Earnings	6,420	7,813
Treasury stock, at cost 91,692 shares at June 29, 2002 and 96,876 at December 31, 2001	(985)	(1,041)
TOTAL SHAREHOLDERS’ EQUITY	45,086	46,440

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$67,043	$67,281

See accompanying notes to consolidated financial statements

AXSYS TECHNOLOGIES, INC.

Consolidated Statements of Operations

(Dollars in thousands, except share data  - Unaudited)

	For the Three - Months Ended		For the Six - Months Ended
	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001

Net sales	$20,650	$23,404	$40,507	$47,606
Cost of goods sold	16,345	25,627	32,313	44,230
Gross margin	4,305	(2,223)	8,194	3,376

Selling, general and administrative expenses	5,051	5,792	9,806	11,274
Research and development expenses	286	841	717	1,619
Restructuring and special charges	794	1,360	2,361	1,360
Amortization of intangible assets	—	—	—	(1)
Operating Loss	(1,826)	(10,216)	(4,690)	(10,876)
Interest (expense) income – net	(14)	22	(15)	109
Other (expense) income	(178)	14	(116)	34
Loss before tax and cumulative effect of change in accounting principle	(2,018)	(10,180)	(4,821)	(10,733)
Benefit from income taxes	875	3,754	2,893	3,971
Loss before cumulative effect of change in accounting principle	(1,143)	(6,426)	(1,928)	(6,762)
Cumulative effect of change in accounting principle	—	—	535	—
Net Loss	(1,143)	$(6,426)	$(1,393)	(6,762)

BASIC AND DILUTED LOSS PER SHARE:
Loss before cumulative effect of change in accounting Principle	$(0.24)	$(1.37)	$(0.41)	$(1.44)
Cumulative effect of change in accounting principle	—	—	0.11	—
Total	$(0.24)	$(1.37)	$(0.30)	$(1.44)
Weighted average basic and dilutive common shares outstanding	4,699	4,685	4,698	4,685

See accompanying notes to consolidated financial statements.

AXSYS TECHNOLOGIES, INC.

Consolidated Statements of Cash Flow

(Unaudited, dollars in thousands)

	Six-Months Ended
	June 29, 2002	June 30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,393)	$(6,762)
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Cumulative effect of change in accounting principle	(535)	—
Depreciation and amortization	1,478	1,485
Restructuring & special charges	2,361	1,360
Loss on disposal of capital assets	431	47
Deferred tax asset	(1,649)	—
Changes in operating assets and liabilities:
Accounts receivable	(785)	1,372
Inventory	(9)	1,810
Income taxes receivable	2,233	(2,408)
Other current assets	(51)	(205)
Accounts payable	1,631	(791)
Accrued expenses and other liabilities	(2,669)	199
Other long-term liabilities	62	2,401
Other – net	43	(929)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,148	(2,421)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(808)	(2,886)
NET CASH USED IN INVESTING ACTIVITIES	(808)	(2,886)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of capital lease obligations	(269)	(456)
NET CASH USED IN FINANCING ACTIVITIES	(269)	(456)

NET INCREASE (DECREASE) IN CASH	71	(5,763)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,906	14,850
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,977	$9,087

Supplemental cash flow information
Cash paid (received) for:
Interest paid (received) - net	$17	$(271)
Income tax refund - net	(3,163)	(1,457)

See accompanying notes to consolidated financial statements.

AXSYS TECHNOLOGIES, INC.

Consolidated Statements of Shareholders’ Equity

For the Six-Months Ended June 29, 2002 and June 30, 2001

(Unaudited, dollars in thousands)

	Common Stock		Capital in Excess Of Par	Retained Earnings	Treasury
	Shares	Amount			Shares	Amount

Balance at December 31, 2001	4,792,674	$47	$39,621	$7,813	(96,876)	$(1,041)
Net loss	—	—	—	(1,393)	—	—
Contribution to 401(k) plan	—	—	(17)	—	5,184	56
Balance at June 29, 2002	4,792,674	$47	$39,604	$6,420	(91,692)	$(985)

Balance at December 31, 2000	4,792,674	$47	$39,675	$14,965	(108,553)	$(1,266)
Net loss	—	—	—	(6,762)	—	—
Contribution to 401(k) plan	—	—	5	—	2,309	125
Balance at June 30, 2001	4,792,674	$47	$39,680	$8,203	(106,244)	$(1,141)

See accompanying notes to consolidated financial statements.

AXSYS TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share data  - Unaudited)

Note 1 - Basis of Presentation

Axsys Technologies, Inc. (“Axsys” or the “Company”) prepared the consolidated financial statements, as of and for the three-months and six-months ended June 29, 2002 and June 30, 2001, without audit.  In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows for such periods have been made, and the interim accounting policies followed are in conformity with generally accepted accounting principles and are consistent with those applied for annual periods as described in Axsys’ annual report for the year ended December 31, 2001, previously filed on Form 10-K with the Securities and Exchange Commission (the “Annual Report”) except for the change in accounting for goodwill and other intangible assets as described below.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted.  It is suggested that these consolidated financial statements be read in conjunction with the financial statements included in Axsys’ Annual Report for the year ended December 31, 2001.  The results of operations for the six-months and three-months ended June 29, 2002 and June 30, 2001 are not necessarily indicative of the operating results for the full years.

Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” was issued in August 2001.  SFAS No. 144 is effective for fiscal years beginning after December 15, 2001.  The Company adopted this new standard in the first quarter of 2002 and recorded an impairment charge on the net assets related to the Teletrac transaction.  (See Note 2.)

SFAS No. 142, “Goodwill and Other Intangible Assets”, was issued in June 2001.  It changes the accounting for goodwill by eliminating goodwill amortization beginning in 2002.  It also requires at least an annual assessment of goodwill impairment.  The initial test for impairment was to be completed by June 30, 2002, but any impairment would be reflected as an accounting change recorded retroactively in the first quarter of 2002.  Goodwill amortization amounted to $70 offset by negative amortization of $71 in 2001, will no longer be recorded in 2002. The Company has completed its impairment testing.  The Company’s negative goodwill of $535 as of December 31, 2001 was reversed as a cumulative effect of a change in accounting principle in the first quarter of 2002.  The remaining goodwill of $3.6 million is determined not to be impaired as of June 29, 2002.

Basic earnings per share have been computed by dividing Net Loss by the weighted average number of common shares outstanding.  When there is a loss from continuing operations, the computation of the dilutive net loss per share is based on the weighted average basic shares outstanding.  The dilutive effect of stock options on the weighted average number of common shares would have been an increase of 5,924 in the second quarter of 2002 and 24,844 for the second quarter of 2001, if the effect were not anti-dilutive.  The dilutive effect of stock options on the weighted average number of common shares would have been 2,789 for the six-months ended June 29, 2002 and 52,603 for the six-months ended June 30, 2001.

Other expenses and income includes principal payments for a fully reserved note received from the 1998 sale of Sensor Systems of $75 in the quarter ended June 29, 2002, $54 in the quarter ended June 30, 2001, $138 in the six-months ended June 29, 2002, and $84 in the six-months ended June 30, 2001.  In addition, a charge of $229 was recorded in the second quarter of 2002 for the disposal of fixed assets.

Certain reclassifications have been made to the 2001 financial statements, previously reported, to conform to the 2002 presentation.

Note 2 - Restructuring and Special Charges

Relocation of OEM Product Lines

During the second quarter of 2002, Axsys closed its Santa Barbara, California facility and relocated the Commercial Original Equipment Manufacturers or OEM product lines to Rochester Hills, Michigan.  The Commercial OEM product lines include the micro-positioning stage, laser interferometer and autofocus product lines.  Pre-tax charges associated with the plant closure and product line relocation were $1.3 million.  The facility closure resulted in a severance charge of $544 for thirty terminated employees and a charge of $250 for the disposal of excess furniture and fixtures.     A charge of $136 was incurred as a result of the termination of some minor products.  Other costs of $372 associated with the product line relocation included costs for the equipment relocation, employee training and recruitment and facility upgrades in Michigan were expensed as incurred.

In the second quarter of 2002, Axsys recorded the following amounts in the Consolidated Statement of Operations in connection with the relocation of OEM Product Lines:

	Cost of Goods Sold	Selling, General & Administrative Expense	Restructuring Charge	Total
Work force reductions	$—	$—	$544	$544
Fixed asset write-downs	—	—	250	250
Inventory write-downs	136	—	—	136
Other	—	372	—	372
Total	$136	$372	$794	$1,302

The following table shows the balance sheet activity for the restructuring accrual account as of June 29, 2002:

Restructuring Accrual
Q2 2002 Charges	$794
Q2 2002 Activity	(132)
Balance at June 29, 2002	$662
Cash expenditures	$336

The Company expects to incur total cash costs of  $916.  As of June 29, 2002, total cash expended was $336 with remaining cash costs to be expended by December 31, 2002.  Included in cash expenditures are other costs of $210 directly related to the relocation of the OEM product line, such as relocation and integration costs.  As of June 29, 2002, the Company incurred a total of $372 of these costs.

Sale of Teletrac, Inc.

On April 5, 2002, Axsys sold all of the stock of its Teletrac, Inc. subsidiary to Storage Test Solutions (“STS”) of Aurora, Colorado.  Teletrac, which is based in Santa Barbara, California, designs and manufactures high-performance spin stands that are used in the test and certification of data storage recording heads found in magnetic disk drives.   Axsys sold the stock of Teletrac in exchange for an interest-bearing $850 note, which provides for payments equal to ten percent of the revenues generated from the sales of spin stands by STS with the balance, if any, due in five years.  Because of the uncertain market conditions for data storage products and the terms of the note, Axsys has reserved the entire value of this note and will record any principal and interest payments as other income during the period received.

In connection with the sale of Teletrac, the Company recorded in the first quarter of 2002 in restructuring and other special charges, a pretax charge of approximately $1.0 million associated with asset write-downs, severance payments and legal expenses.  Total cash costs paid by the Company associated with the sale of Teletrac were $324 for the six-months ended June 29, 2002 with an additional $62 expected to be paid by September 30, 2002.

As a result of net capital losses from the sale of Teletrac stock, the Company expects to receive a tax refund of approximately $1.4 million shortly after it files its 2002 tax return.

Segment Reorganization

In March 2002, Axsys announced a reorganization of the Company’s market segments into three major groups.  The strategic realignment resulted in a change in the composition of Axsys’ reportable segments.  This plan resulted in a restructuring charge of $552 pre-tax for a workforce reduction of three people in the former Automation Group and the Company President.

As of June 29, 2002, the Company has expended $163 for severance costs and outplacement services.  Axsys expects all severance costs to be paid by April of 2003.

Cost Reduction Plan

During the second quarter of 2001, the Company adopted a major cost reduction program (the “Cost Reduction Plan”), which resulted in a pretax charge to earnings of approximately $9,208, or $5,801 after-tax.

The Company closed a small manufacturing facility in Manchester, Connecticut and consolidated its activities into the Imaging Systems division in Rochester Hills, Michigan.  The Company closed a small, satellite facility in Newbury Park, California, and consolidated it into the Integrated Systems Division facility in Santa Barbara, California.  Pre-tax charges associated with these shutdowns were $118 for facility exit costs.  The Company reduced its workforce at five locations by 59 people or 9% of the total workforce. The Company has accrued $992 for all severance and outplacement costs.  The Company accrued $250 to cover any legal expenses related to the cost reduction program.

The Company reviewed its inventory and other assets. The Company recorded a charge of $2,943 to cover expected losses on two long-term defense contracts.  The earnings charge also included an increase in reserves for excess and obsolete inventories of approximately $4,425.  The Company disposed of approximately $5,278 of fully reserved inventory by June 29, 2002.

Other costs associated with the Cost Reduction Plan include the write-off of $293 in tooling and $85 in software costs.   During the second quarter of 2001, Axsys recorded the following amounts in the Consolidated Statement of Operations in connection with the Cost Reduction Plan:

	Cost of Goods Sold	Selling, General & Administrative Expense	Restructuring Charge	Total
Inventory write-downs	$4,425	$—	$—	$4,425
Loss contract reserves	2,943	—	—	2,943
Work force reductions	—	—	1,242	1,242
Fixed asset write-downs	293	85	—	378
Facilities	—	—	118	118
Total	$7,661	$85	$1,360	$9,106

The following table shows the balance sheet activity for the restructuring account as of June 29, 2002:

Restructuring Accrual
Q2 2001 Charges	$1,738
Q3 2001 Activity	(642)
Q4 2001 Activity	(438)
Q1 2002 Activity	(392)
Q2 2002 Activity	(221)
Balance at June 29, 2002	$45
Cash expenditures	$1,460

Included in cash expenditures are other costs directly related to the Cost Reduction Plan, which are not eligible for recognition at the commitment date, such as relocation and other integration costs, and are expensed as incurred.  The Company incurred $102 of these costs through December 31, 2001.   There were no charges incurred during 2002.  The Company anticipates the cash costs for the plan will be fully expended by September 30, 2002.

Note 3 - Inventories, net

Inventories, determined by lower of cost (first-in, first-out or average) or market, consist of (in thousands):

	June 29, 2002	December 31, 2001
Raw materials	$3,465	$4,035
Work-in-process	10,210	8,389
Finished goods	8,944	10,186
	$22,619	$22,610

Note 4 - Segment Data

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

The Commercial Products Group sells to original equipment manufacturers or OEMs of graphic arts and semiconductor capital equipment as well as to manufacturers of photonic devices.  Products sold to these manufacturers include high-performance airbearing-based laser scanners and micro-positioning stages, distance measuring interferometers and autofocus devices.  Sales to photonic device manufacturers include development, characterization and test, and semi-automated production tools that are designed to increase yield and throughput in the manufacture of photonic devices.

The Distributed Products Group consists of AST Bearings, a supplier of precision bearings and subassemblies, which sells to OEMs serving a variety of industrial and commercial applications as well as to maintenance repair operations.

The following tables present financial data for each of the Company’s segments (in thousands):

	Three-Months Ended:		Six-Months Ended:
	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001
Net sales
Aerospace and Defense Group	$11,823	$10,980	$22,629	$21,312
Commercial Products Group	3,557	6,498	7,597	13,617
Distributed Products Group	5,270	5,926	10,281	12,677
Total sales	20,650	23,404	40,507	47,606

Pre-tax income (loss) before cumulative effect of change in accounting principle:
Aerospace and Defense Group	1,095	674	1,772	625
Commercial Products Group	(864)	(922)	(2,021)	(1,153)
Distributed Products Group	397	725	771	1,619
Restructuring and special charges	(1,302)	(9,106)	(2,869)	(9,106)
Non-allocated expenses	(1,344)	(1,551)	(2,474)	(2,718)
Pre-tax income (loss) before cumulative effect of change in accounting principle:	$(2,018)	$(10,180)	$(4,821)	$(10,733)

	June 29, 2002	December 31, 2001
Identifiable assets:
Aerospace and Defense Group	$34,219	$28,187
Commercial Products Group	2,878	7,988
Distributed Products Group	13,681	14,315
Non-allocated assets	16,265	16,791
Total assets	$67,043	$67,281

Included in non-allocated expenses are the following: general corporate expense, interest expense, amortization of goodwill, special charges and other income and expense.  Identifiable assets by segment consist of those assets that are used in the segments’ operations.  Non-allocated assets are comprised primarily of cash and cash equivalents and net deferred tax assets.

Note 5 - Other Information (in thousands)

	June 29, 2002	December 31, 2001

Allowance for doubtful accounts	$611	$663

Accumulated depreciation and amortization of property, plant and equipment	$12,655	$12,908

Accumulated amortization of excess of cost over net assets acquired	$1,314	$1,136

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth certain financial data as a percentage of net sales for the three-month periods and the six-month periods ended June 29, 2002 and June 30, 2001.

	Three-Months Ended		Six-Months Ended
	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001
Net sales:
Aerospace and Defense Group	57.3%	46.9%	55.8%	44.8%
Commercial Products Group	17.2	27.8	18.8	28.6
Distributed Products Group	25.5	25.3	25.4	26.6
Total Company	100.0	100.0	100.0	100.0

Cost of sales	79.1	109.5	79.8	92.9
Gross profit	20.9	(9.5)	20.2	7.1

Operating expenses:
Selling, general and administrative expenses	24.5	24.8	24.2	23.6
Research and development expenses	1.4	3.6	1.8	3.4
Restructuring charge	3.8	5.8	5.8	2.9
Amortization of intangible assets	—	—	—	0.0
Operating loss	(8.8)	(43.7)	(11.6)	(22.8)

Interest (expense) income, net	(0.1)	0.1	0.0	0.2
Other (expense) income	(0.9)	0.1	(0.3)	0.1
Loss before taxes and change in accounting principle	(9.8)	(43.5)	(11.9)	(22.5)
Benefit from income taxes	4.2	16.0	7.1	8.3
Loss before change in accounting principle	(5.6)	(27.5)	(4.8)	(14.2)

Cumulative effect of change in accounting principle	—	—	1.3	—
Net loss	(5.6)%	(27.5)%	(3.5)%	(14.2)%

Gross profit (as a percentage of related net sales, excluding non-recurring charges):
Aerospace and Defense Group	20.3%	18.3%	19.0%	15.3%
Commercial Products Group	14.0	24.4	13.0	27.3
Distributed Products Group	29.3	31.2	29.6	32.0

Comparison of the Three Months Ended June 29, 2002 and June 30, 2001

Net sales.  Sales totaled $20.6 million in the quarter ended June 29, 2002, compared to $23.4 million in the second quarter of 2001, a decrease of $2.8 million, or 12 percent.  Sales of the Company’s Aerospace and Defense Group totaled $11.8 million in the quarter ended June 29, 2002, compared to $11.0 million in the quarter ended June 30, 2001.  Commercial Products Group sales were $3.5 million in the second quarter of 2002, compared to $6.5 million in 2001, a decrease of $3.0 million or 46 percent.  Sales of digital scanners and micro-positioning subsystems declined due to weaknesses in the graphic arts and semiconductor markets, respectively.   Sales of automation products to the photonic and electronic markets were low as conditions in both markets continue to be depressed.    In addition, the Company sold its data storage product line on April 5, 2002.  Sales of the divested data storage products were zero in the second quarter of 2002 compared to $1.3 million of sales in the second quarter of 2001.  Sales of the Distributed Products Group were $5.3 million in the quarter ended June 29, 2002, compared to $5.9 million in the comparable prior year period, a decrease of $0.6 million, or 10 percent. Revenues within this group appear to be stabilizing, as second quarter sales were slightly higher than both the first quarter sales of 2002 and the fourth quarter sales of 2001.

Gross margin.  Gross margin for the second quarter of 2002 was $4.3 million or 20.9%, compared to negative 9.5% gross margin in the second quarter of 2001.  The second quarter of 2002 gross margin included a $136 thousand charge for inventory disposals for discontinued products.  The second quarter of 2002 gross margin would have been 21.5% without this inventory disposal.  The second quarter of 2001 negative margin included a non-recurring charge of $7.6 million as part of the 2001 Cost Reduction Program.  This special charge related to increases in inventory obsolescence accruals of $4.4 million, accruals of $2.9 million for projected losses on two long-term contracts, and $0.3 million to write-off tooling assets.  Removing these special charges, gross margin for the second quarter of 2001 was $5.4 million or 23.2%.

Net of one-time charges, lower margin quarter over quarter was the result of lower overall sales volumes and mix primarily in the Commercial and Distributed Products groups that traditionally carry a higher margin.  Gross margin within the Commercial Products Group for the second quarter of 2002 was 14.0% compared to 24.4% in the second quarter of 2001. The lower margin was attributable to a decrease in higher margin scanner, data storage and micro-positioning sales.  The automation margin was increasingly negative given low sales volume, mix and an increased manufacturing investment.   Gross margin within the Distributed Products Group for the second quarter of 2002 was 29.3% down from 31.2% in the comparable prior year period as a direct result of the decreased volume.  Gross margin within the Aerospace and Defense Group in the second quarter 2002 was 20.3% as compared to 18.3% in the second quarter of last year, the result of increased volume, operational efficiencies and improved product quality.

Selling, general and administrative expenses.  SG&A expenses were $5.0 million in the second quarter of 2002, a decrease of $0.8 million, or 14 percent, compared to $5.8 million in the same period last year.   The 2001 Cost Reduction Plan resulted in savings of $850 thousand, while the first quarter of 2002 Segment Reorganization resulted in additional savings of $200 thousand (see Note 2).  These cost savings were off set by $372 thousand of one-time charges in the second quarter of 2002 relating to the relocation of Commercial OEM product lines from the Santa Barbara, California facility to the Rochester Hills, Michigan facility (see Note 2).

Research and development expenses.  R&D expenses were $286 thousand in the quarter ended June 29, 2002, a decrease of $555 thousand, or 66 percent, from R&D spending of $841 thousand in the comparable quarter of 2001.    The decrease in spending is mainly due to a shift within the Automation Group from primarily R&D efforts in the first half of 2001 to manufacturing in support of production in 2002.  In addition, a facility located in Manchester, Connecticut, which focused on research and development, was closed as part of the 2001 Cost Reduction program (see Note 2.)  Lastly, R&D was further reduced from the level of spending in 2001 with the elimination of the data storage business and a decline of other low growth product lines.

Restructuring and special charges.  Restructuring and special charges were $0.8 million in the second quarter of 2002 compared to a $1.4 million charge in the second quarter of 2001.  During the second quarter of 2002, the Company relocated certain Commercial OEM product lines from Santa Barbara, California to Rochester Hill, Michigan.  These costs included $544 thousand for termination expenses for thirty employees and $250 thousand for asset write-downs associated with the relocation.  During the second quarter of 2001, in conjunction with the Cost Reduction Plan, Axsys recorded a non-recurring restructuring charge of $1.4 million covering severance pay and benefits for approximately sixty employees and exit costs relating to the closing of two facilities.  These costs are discussed in more detail in Note 2 to the Consolidated Financial Statements.

Interest income and expense, net.  Net interest expense in the second quarter of 2002 was $14 thousand, compared to net interest income of $22 thousand in the second quarter of 2001.   Investment income in 2001 was higher due to higher average cash balances during the second quarter of 2001 and higher interest rates on short-term investments during 2001.

Other income and expense, net.  Net other expense in the second quarter of 2002 was $178 thousand compared to other income in the second quarter of 2001 of $14 thousand.  During the second quarter of 2002, Axsys recorded a charge of $0.2 million for the disposal of fixed assets partially offset by other income recovered from a fully reserved note from the 1998 sale of Sensor Systems.

Taxes.  The effective rate of the tax benefit was 43.4 percent in the second quarter of 2002 and 36.9 percent in the comparable period in 2001.  The increase in the effective rate is a result of an anticipated capital loss carry back benefit relating to the sale of Teletrac, Inc. stock.

Comparison of the Six-Months Ended June 29, 2002 and June 30, 2001

Net sales.  Sales totaled $40.5 million in the six-months ended June 29, 2002, compared to $47.6 million in the first half of 2001, a decrease of $7.1 million, or 15 percent.  Sales of the Company’s Aerospace and Defense Group totaled $22.6 million in the six-months ended June 29, 2002, compared to $21.3 million in six-months ended June 30, 2001.  Commercial Products Group sales were $7.6 million in the first half of 2002, compared to $13.6 million in 2001, a decrease of $6.0 million or 44 percent.  Sales of digital scanners and micro-positioning subsystems declined due to weaknesses in the graphic arts and semiconductor markets, respectively.  Sales of automation products to the photonic and electronic markets were low as conditions in both markets continue to be depressed.   In addition, the Company sold its data storage product line on April 5, 2002.  Sales of the divested data storage products were $6 thousand for the first six-months of 2002 compared to $1.8 million for the first six-months of 2001.  Sales of the Distributed Products Group were $10.3 million in the six-months ended June 29, 2002, compared to $12.7 million in the comparable prior year period, a decrease of $2.4 million, or 19 percent. Revenues within this group appear to be stabilizing, as sales have been steadily increasing since the third quarter of 2001.

Gross margin.  Gross margin for the first half of 2002 was $8.2 million or 20.2%, compared to gross margin of $3.4 million or 7.1% in the first half of 2001.  Gross margin for the first half of 2002 included a $136 thousand charge for inventory disposal associated with discontinued product lines.  The first half of 2002 gross margin would have been 20.6% without this inventory disposal.  The margin for the comparable period in 2001 included a non-recurring charge of $7.6 million as part of the Cost Reduction Program.  This special charge related to increases in inventory obsolescence accruals of $4.4 million, accruals of $2.9 million for projected losses on two long-term contracts, and $0.3 million to write-off tooling assets.  Removing these special charges, gross margin for the first half of 2001 was $11.0 million or 23.2%.

Net of one-time charges, lower margin year over year was the result of lower overall sales volumes and mix primarily in the Commercial and Distributed Products Groups that traditionally carry a higher margin.  Gross margin within the Commercial Products Group for the first six-months of 2002 was 13.0% compared to 27.3% in the first six-months of 2001. The lower margin was attributable to a decrease in higher margin scanner, data storage and micro-positioning sales.  The automation margin was increasingly negative given the low sales volume and an increased manufacturing investment.   Gross margin within the Distributed Products Group for the first half of 2002 was 29.6% down from 32.0% in the comparable prior year period as a direct result of the decreased volume and mix.  Gross margin within the Aerospace and Defense Group in the first half of 2002 was 19.0% as compared to 15.3% in the first half of last year, primarily due to increased shipments of higher margin metal optic products and operational efficiencies realized in 2002.

Selling, general and administrative expenses.  SG&A expenses were $9.8 million in the first six-months of 2002, a decrease of $1.5 million, or 13 percent, compared to $11.3 million in the same period last year.   The 2001 Cost Reduction Plan resulted in savings of $1.8 million while the first quarter of 2002 Segment Reorganization resulted in additional savings of $0.2 million (see Note 2).  These cost savings were offset by a $0.4 million charge in the second quarter of 2002 for the relocation of certain Commercial OEM product lines compared to a $0.1 million special charge in the first half of 2001 for the 2001 Cost Reduction Program (see Note 2).

Research and development expenses.  R&D expenses were $0.7 million in the six-months ended June 29, 2002, a decrease of $0.9 million, or 56 percent, from R&D spending of $1.6 million in the comparable period of 2001.    The decrease in spending is mainly a shift in the Automation Group from primarily R&D efforts in the first half of 2001 to manufacturing in support of production during 2002.  In addition, a facility located in Manchester, Connecticut, which focused on research and development, was closed as part of the 2001 Cost Reduction program (see Note 2.)  Lastly, R&D spending was further reduced from the level of spending in 2001 with the elimination of the data storage business and a decline of other low growth product lines.

Restructuring and special charges.  Restructuring and special charges were $2.4 million in the first half of 2002 compared to a $1.4 million charge in the first half of 2001.   These costs included $0.6 million for termination expenses incurred in connection with the restructuring of the business and $1.0 million associated with asset write-downs and severance expenses resulting from the sale of Teletrac and $0.8 million of costs relating to the relocation of certain Commercial OEM product lines from Santa Barbara, California to Rochester Hill, Michigan.  During the second quarter of 2001, in conjunction with the Cost Reduction Plan, Axsys recorded a non-recurring restructuring charge of $1.4 million covering severance pay and benefits for approximately sixty employees and exit costs relating to the closing of two facilities.  These costs are discussed in more detail in Note 2 to the Consolidated Financial Statements.

Interest income and expense, net.  Net interest expense in the first half of 2002 was $15 thousand, compared to net interest income of $109 thousand in the first half of 2001.   Investment income in 2001 was higher due to higher average cash balances during the first half of 2001 and higher interest rates on short-term investments during 2001.

Other income and expense, net.  Net other expense in the first half of 2002 was $116 thousand compared to other income in the first half of 2001 $34 thousand.  During the first six-months of 2002, Axsys recorded a charge of $0.2 million for the disposal of fixed assets partially offset by other income of $0.1 million recovered from a fully reserved note from the 1998 sale of Sensor Systems.

Taxes.  The effective rate of the tax benefit was 60.0 percent in the first half of 2002 and 37.0 percent in the comparable period in 2001.  The increase in the effective rate is a result of an anticipated net capital loss carry back benefit relating to the sale of Teletrac, Inc. stock.

Liquidity and Capital Resources

Axsys funds its operations primarily from cash flow generated by operations, cash on hand and, to a limited extent, through capital lease transactions. As of June 29, 2002, cash and cash equivalents totaled $10.0 million.

Net cash provided by operating activities for the six-months ended June 29, 2002 was $1.1 million, compared with net cash used in operating activities of $2.4 million for the six-months ended June 30, 2001.  Pretax losses of $4.8 million from operating activities in the first half of 2002 included depreciation charges of $1.5 million.  The pretax loss before depreciation was more than offset by an income tax refund of $3.5 million received in the second quarter of 2002.  Additionally, the Company generated $900 thousand in operating cash.  This improvement was driven primarily by an increase of $1.6 million in accounts payable due to the timing of inventory payments to vendors.

Net cash used in investing activities of $808 thousand for the six-months ended June 29, 2002 and $2.9 million for the six-months ended June 30, 2001 were the result of capital expenditures.

Net cash used in financing activities of $269 thousand for the six-months ended June 29, 2002 and $456 thousand for the six-months ended June 30, 2001 were associated with the repayment of capital lease obligations.

The Company believes that its current cash and cash equivalent balances will be sufficient to finance its operations, capital expenditures, and working capital requirements for the foreseeable future.

Backlog

A substantial portion of Axsys’ business is of a build-to-order nature requiring various engineering, manufacturing, testing and other processes to be performed prior to shipment.  As a result, Axsys generally has a significant backlog of orders to be shipped.  The Company recorded new orders of $41.6 million in the first six-months of 2002, compared to orders of $35.4 million in the first six-months of 2001.  The Company ended the first half of 2002 with a backlog of $51.4 million, compared to a backlog of $52.7 million at June 30, 2001, a decrease of  $1.3 million or 2.4 percent.  Axsys believes that a substantial portion of its backlog of orders at June 29, 2002 will be shipped over the next twelve months.

Recently Issued Accounting Standards

Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” was issued in August 2001.  SFAS No. 144 is effective for fiscal years beginning after December 15, 2001.  The Company adopted this new standard in the first quarter of 2002 and recorded an impairment charge on the net assets related to the Teletrac transaction.  (See Note 2.)

SFAS No. 142, “Goodwill and Other Intangible Assets”, was issued in June 2001.  It changes the accounting for goodwill by eliminating goodwill amortization beginning in 2002.  It requires at least an annual assessment of goodwill impairment.  The initial test for impairment was to be completed by June 30, 2002, but any impairment would be reflected as an accounting change recorded retroactively in the first quarter of 2002.  Goodwill amortization, which amounted to $70 thousand offset by negative amortization of $71 thousand in 2001, will no longer be recorded in 2002.  The Company has completed its impairment testing.  The Company’s negative goodwill of $535 thousand as of December 31, 2001 was reversed as a cumulative effect of a change in accounting principle in the first quarter of 2002.  The remaining goodwill of $3.6 million is determined not to be impaired as of June 29, 2002.

Forward-Looking Statements

This quarterly report on Form 10-Q includes certain forward-looking statements, including estimates of cash costs and other statements regarding the 2002 relocation of OEM product lines and our 2002 segment reorganization, estimates of expected losses on two defense contracts and other statements regarding the 2001 cost reduction plan, our belief that revenues are stabilizing in the Distributed Products group and the statement with regard to the sufficiency of cash and cash equivalents to finance operations, capital expenditures and working capital requirements.  The Company’s business is subject to a variety of risks and uncertainties, including the effect of order backlog on operations, the impact of competition in the aerospace and defense industry, the effects of legal proceedings and regulatory matters on the business, and the impact of general economic conditions, as well as other factors discussed in filings that Axsys makes with the Securities and Exchange Commission.   As a result, actual future results and developments may be materially different from those expressed or implied in any forward-looking statement.  Disclosure regarding factors affecting the Company’s future results and developments is contained in the Company’s public filings with the Securities and Exchange Commission, including the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2001.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risk sensitive instruments do not subject the Company to material risk exposures.

PART II – OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of the Company was held on May 23, 2002.  The following matters were submitted to a vote of security holders.  The results of the voting were as follows:

Election of Directors

The stockholders elected all five directors of the Company.

	Votes For	Votes Withheld
Stephen W. Bershad	4,107,933	74,008
Anthony J. Fiorelli, Jr.	4,133,715	48,226
Eliot M. Fried	4,133,671	48,270
Richard F. Hamm, Jr.	4,133,726	48,215
Robert G. McConnell	4,133,854	48,087

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

99(1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer

99(2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

(b)   Reports on 8-K

Report on Form 8-K filed on May 24, 2002 regarding change in auditors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date: August 14, 2002	AXSYS TECHNOLOGIES, INC.

	By:	/s/ Stephen W. Bershad
Stephen W. Bershad
Chairman of the Board and Chief Executive Officer

/s/ David A. Almeida
David A. Almeida
Vice President-Finance and Chief Financial Officer
(Principal Financial Officer)