Form 10-Q
period 2002-09-28
AXSYS TECHNOLOGIES INC
filed 2002-11-12
CIK 206030

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2002

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

Yes  ☒    No

4,653,550 shares of Common Stock, $.01 par value, were outstanding as of November 4, 2002.

AXSYS TECHNOLOGIES, INC.

PART I – FINANCIAL INFORMATION

AXSYS TECHNOLOGIES, INC.

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	September 28, 2002	December 31, 2001
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,489	$9,899
Accounts receivable – net	11,457	10,662
Inventories – net	22,327	21,247
Income tax receivable	1,400	3,633
Deferred tax asset	5,050	2,411
Assets held for sale	1,758	2,688
Other current assets	919	622
TOTAL CURRENT ASSETS	52,400	51,162
PROPERTY, PLANT AND EQUIPMENT – net	11,191	12,497
EXCESS OF COST OVER NET ASSETS ACQUIRED – net	3,600	3,065
OTHER ASSETS	558	557
TOTAL ASSETS	$67,749	$67,281

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$4,031	$4,451
Accrued expenses and other liabilities	12,992	8,587
Liabilities held for sale	1,184	1,048
Current portion of capital lease obligation	809	847
TOTAL CURRENT LIABILITIES	19,016	14,933
CAPITAL LEASES, less current portion	1,566	1,392
OTHER LONG-TERM LIABILITIES	4,144	4,516

SHAREHOLDERS’ EQUITY:
Common stock, authorized 30,000,000 shares, issued 4,792,674 shares at September 28, 2002 and December 31, 2001	47	47
Capital in excess of par	39,596	39,621
Retained Earnings	4,342	7,813
Treasury stock, at cost, 89,550 shares at September 28, 2002 and 96,876 at December 31, 2001	(962)	(1,041)
TOTAL SHAREHOLDERS’ EQUITY	43,023	46,440
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$67,749	$67,281

See accompanying notes to consolidated financial statements

AXSYS TECHNOLOGIES, INC.

Consolidated Statements of Operations

(Dollars in thousands, except share data - Unaudited)

	For the Three-Months Ended		For the Nine-Months Ended
	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001

Net sales	$19,086	$20,319	$58,764	$66,676
Cost of goods sold	14,346	15,376	44,947	58,469
Gross margin	4,740	4,943	13,817	8,207

Selling, general and administrative expenses	3,906	4,354	12,406	14,533
Research and development expenses	242	314	729	1,397
Restructuring and special charges	—	—	2,075	1,360
Amortization of intangible assets	—	(1)	—	(2)
Operating income (loss)	592	276	(1,393)	(9,081)
Interest (expense) income – net	(3)	13	(18)	122
Other (expense) income	45	109	(71)	143
Income/(loss) from continuing operations before tax and cumulative effect of change in accounting principle	634	398	(1,482)	(8,816)
(Provision for) benefit from income taxes	(204)	(147)	1,742	3,262
Income/(loss) from continuing operations before cumulative effect of change in accounting principle	430	251	260	(5,554)
Loss from discontinued operations	(2,508)	(324)	(4,266)	(1,281)
Cumulative effect of change in accounting principle	—	—	535	—
Net loss	(2,078)	$(73)	$(3,471)	(6,835)

BASIC INCOME (LOSS) PER SHARE:
Income/(loss) from continuing operations before cumulative effect of change in accounting principle	$0.09	$.05	$0.06	$(1.19)
Loss from discontinued operations	(0.53)	(.07)	(0.91)	(0.27)
Cumulative effect of change in accounting principle	—	—	0.11	—
Total	$(0.44)	$(.02)	$(0.74)	$(1.46)
Weighted average basic common shares outstanding	4,703	4,688	4,689	4,685

DILUTED INCOME (LOSS) PER SHARE:
Income/(loss) from continuing operations before cumulative effect of change in accounting principle	$0.09	$.05	$0.06	$(1.19)
Loss from discontinued operations	(0.53)	(.07)	(0.91)	(0.27)
Cumulative effect of change in accounting principle	—	—	0.11	—
Total	$(0.44)	$(.02)	$(0.74)	$(1.46)
Weighted average dilutive common shares outstanding	4,709	4,695	4,689	4,685

See accompanying notes to consolidated financial statements.

AXSYS TECHNOLOGIES, INC.

Consolidated Statements of Cash Flow

(Unaudited, dollars in thousands)

	Nine-Months Ended
	September 28, 2002	September 29, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,471)	$(6,835)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Cumulative effect of change in accounting principle	(535)	—
Depreciation and amortization	2,042	2,201
Restructuring and special charges	2,361	1,360
Loss on disposal of capital assets	743	119
Deferred tax asset	(2,639)	—
Changes in operating assets and liabilities:
Accounts receivable	(795)	1,077
Inventory	(1,080)	3,256
Income taxes receivable	2,233	(2,407)
Other current assets	(297)	117
Accounts payable	(420)	(2,076)
Accrued expenses and other liabilities	2,044	(925)
Change in net worth of discontinued operations	1,066	(1,142)
Other long-term liabilities	(372)	2,396
Other – net	53	(879)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	933	(3,738)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(691)	(2,612)
NET CASH USED IN INVESTING ACTIVITIES	(691)	(2,612)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of capital lease obligations	(652)	(630)
NET CASH USED IN FINANCING ACTIVITIES	(652)	(630)

NET DECREASE IN CASH	(410)	(6,980)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,899	14,788
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,489	$7,808

Supplemental cash flow information
Cash received for:
Interest received – net	$(26)	$(121)
Income tax refund – net	(3,132)	(1,447)

See accompanying notes to consolidated financial statements.

AXSYS TECHNOLOGIES, INC.

Consolidated Statements of Shareholders’ Equity

For the Nine-Months Ended September 28, 2002 and September 29, 2001

(Unaudited, dollars in thousands)

	Common Stock		Capital in Excess Of Par	Retained Earnings	Treasury
	Shares	Amount			Shares	Amount

Balance at December 31, 2001	4,792,674	$47	$39,621	$7,813	(96,876)	$(1,041)
Net loss	—	—	—	(3,471)	—	—
Contribution to 401(k) plan	—	—	(25)	—	7,326	79
Balance at September 28, 2002	4,792,674	$47	$39,596	$4,342	(89,550)	$(962)

Balance at December 31, 2000	4,792,674	$47	$39,675	$14,965	(108,553)	$(1,266)
Net loss	—	—	—	(6,835)	—	—
Contribution to 401(k) plan	—	—	(107)	—	9,749	205
Balance at September 29, 2001	4,792,674	$47	$39,568	$8,130	(98,804)	$(1,061)

See accompanying notes to consolidated financial statements.

AXSYS TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share data - Unaudited)

Note 1 – Basis of Presentation

Axsys Technologies, Inc. (“Axsys”, "we" or the “Company”) prepared the Consolidated Financial Statements, as of and for the three-months and nine-months ended September 28, 2002 and September 29, 2001, without audit.  In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows for such periods have been made, and the interim accounting policies followed are in conformity with generally accepted accounting principles and are consistent with those applied for annual periods as described in Axsys’ annual report for the year ended December 31, 2001, previously filed on Form 10-K with the Securities and Exchange Commission (the “Annual Report”) except for the change in accounting for goodwill and other intangible assets as described below.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted.  It is suggested that these consolidated financial statements be read in conjunction with the financial statements included in Axsys’ Annual Report for the year ended December 31, 2001.  The results of operations for the nine-months and three-months ended September 28, 2002 and September 29, 2001 are not necessarily indicative of the operating results for the full years.

Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” was issued in August 2001.  SFAS No. 144 is effective for fiscal years beginning after December 15, 2001.  The Company adopted this new standard in the first quarter of 2002.   During the third quarter of 2002, the Company recorded impairment charges on the net assets held for sale related to the sale of the Automation Group.  During the first quarter of 2002, the Company recorded an impairment charge on the net assets related to the Teletrac transaction.    (See Note 2 and Note 3.)

SFAS No. 142, “Goodwill and Other Intangible Assets”, was issued in June 2001 and adopted by the Company in the first quarter of 2002.  For the nine-months ended September 29, 2001, goodwill amortization of $105 was offset by negative amortization of $107. The Company’s negative goodwill of $535 as of December 31, 2001 was reversed as a cumulative effect of a change in accounting principle in the first quarter of 2002.  The Company has completed its impairment testing and the remaining goodwill of $3.6 million is determined not to be impaired as of September 28, 2002.

Basic earnings per share have been computed by dividing Net Income/(Loss) by the weighted average number of common shares outstanding.  The actual dilutive effect of stock options on the weighted average number of Common Shares outstanding was 6,435 shares and 6,604 shares for the quarters ended September 28, 2002 and September 29, 2001, respectively.   Generally accepted accounting principles require the computation of the net loss per share to exclude the dilutive effect of stock options when there is an operating loss from continuing operations.  The dilutive effect of stock options on the weighted average number of common shares would have been 3,876 shares and 42,131 shares for the nine-months ended September 28, 2002 and September 29, 2001, respectively.

Other expenses and income include principal payments received from a fully reserved note received from the 1998 sale of Sensor Systems of $71 in the quarter ended September 28, 2002, $78 in the quarter ended September 29, 2001, $208 in the nine-months ended September 28, 2002, and $162 in the nine-months ended September 29, 2001.  In addition, a loss of $229 was recorded in the second quarter of 2002 from the disposal of fixed assets.

Certain reclassifications have been made to the 2001 financial statements, previously reported, to conform to the 2002 presentation.

Note 2 – Discontinued Operations

During the third quarter of 2002, the Company decided to sell its Automation business, which consists of the Fiber Automation division in Pittsburgh, Pennsylvania and its Automation Engineering, Inc. ("AEI") subsidiary in Woburn, Massachusetts.  On November 5, 2002, the Company sold the net assets of its Fiber Automation Division.  On October 28, 2002, the Company sold the stock of AEI.

In conjunction with the sale of the Automation business, the Company recorded, during the third quarter of 2002, a loss from discontinued operations of $2.5 million, net of taxes. This loss included an impairment of assets charge of $729 thousand, $964 thousand of closing related expenses and a net operating loss of $814 thousand.  The net operating loss from discontinued operations for the first nine-months of 2002 was $2.6 million.  The Automation group generated an after-tax loss of  $324 thousand in the third quarter of 2001 and $1.3 million during the first nine-months of 2001.  Revenues from the Automation group were $348 and $1,177 for the three-months and nine-months ended September 28, 2002 compared to $1,284 and $2,533 for the comparable periods in 2001.  The market values of the assets and liabilities have been included in current assets and liabilities as of September 28, 2002 and December 31, 2001.

Note 3 – Restructuring and Special Charges

Relocation of OEM Product Lines:  During the second quarter of 2002, Axsys closed its Santa Barbara, California facility and relocated various Commercial Original Equipment Manufacturers (“OEM’) product lines to Rochester Hills, Michigan.  The total pre-tax cost of $1,302 associated with the relocation and facility closure included a charge of $544 for thirty terminated employees and a charge of $250 for the disposal of excess furniture and fixtures.  A charge of $136 was incurred as a result of the termination of some minor products.  Other costs of $372 associated with the relocation included costs for the equipment relocation, employee training and recruitment and facility upgrades in Michigan were expensed as incurred.

Sale of Teletrac, Inc.:  On April 5, 2002, Axsys sold all of the stock of its Teletrac, Inc. ("Teletrac") subsidiary to Storage Test Solutions (“STS”) of Aurora, Colorado. In connection with the sale of Teletrac, the Company recorded in the first quarter of 2002 in restructuring and other special charges, a pretax charge of $1,015 associated with asset write-downs, severance payments and legal expenses.

Segment Reorganization:  In March 2002, Axsys announced a reorganization of the Company’s market segments into three major groups.  The strategic realignment resulted in a change in the composition of Axsys’ reportable segments.  This plan resulted in a restructuring charge of $286 pre-tax for a workforce reduction of three people in the former Automation Group, which has been included in the loss from discontinued operations during the third quarter of 2002.  In addition, as part of the segment reorganization, the Company incurred a charge of $266 for the termination of the Company President.

During the first nine-months of 2002, Axsys recorded the following amounts as restructuring and special charges in the Consolidated Statement of Operations:

	Cost of Goods Sold	Selling, General & Administrative Expense	Restructuring Charge	Total
Relocation of product lines	$136	$372	$794	$1,302
Sale of Teletrac	—	—	1,015	1,015
Segment Reorganization	—	—	266	266
Total	$136	$372	$2,075	$2,583
Anticipated Cash Costs	—	372	1,196	1,568
Anticipated Non-Cash Costs	136	—	879	1,015

Through September 28, 2002, the Company has spent $1,198 in connection with the 2002 restructuring and special charges.  The Company anticipates the cash costs in relation to these charges will be fully expended by June 30, 2003.

The following table shows the balance sheet activity for the restructuring accrual account as of September 28, 2002 in connection with the 2002 restructuring activity:

Restructuring Accrual
Q1 2002 Charges	$1,060
Q2 2002 Charges	1,015
Total Charges	$2,075
Q1 2002 Activity	(14)
Q2 2002 Activity	(1,150)
Q3 2002 Activity	(451)
Balance at September 28, 2002	$460

2001 Cost Reduction Plan:  During the second quarter of 2001, the Company adopted a major cost reduction program (the “Cost Reduction Plan”), which resulted in a pretax charge to earnings of approximately $9,208, or $5,801 after-tax.

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

The Company reviewed its inventory and other assets. The Company recorded a charge of $2,943 to cover expected losses on two long-term defense contracts.  The earnings charge also included an increase in reserves for excess and obsolete inventories of approximately $4,425.  The Company disposed of approximately $5,278 of fully reserved inventory by September 28, 2002.

Other costs associated with the Cost Reduction Plan include the write-off of $293 in tooling and $85 in software costs.   During the second quarter of 2001, Axsys recorded the following amounts in the Consolidated Statement of Operations in connection with the Cost Reduction Plan:

	Cost of Goods Sold	Selling, General & Administrative Expense	Restructuring Charge	Total
Inventory write-downs	$4,425	$—	$—	$4,425
Loss contract reserves	2,943	—	—	2,943
Work force reductions	—	—	1,242	1,242
Fixed asset write-downs	293	85	—	378
Facilities	—	—	118	118
Total	$7,661	$85	$1,360	$9,106

Anticipated Cash Costs	—	85	1,360	1,445
Anticipated Non-Cash Costs	7,661	—	—	7,661

The following table shows the balance sheet activity for the restructuring accrual account, which includes the costs associated with the 2001 restructuring charge and the disposal of obsolete tooling and software, as of September 28, 2002:

Restructuring Accrual
Q2 2001 Charges	$1,738
Q3 2001 Activity	(642)
Q4 2001 Activity	(438)
Q1 2002 Activity	(392)
Q2 2002 Activity	(221)
Q3 2002 Activity	—
Balance at Sept 28, 2002	$45
Cash expenditures	$1,400

Cash expenditures include other costs directly related to the Cost Reduction Plan, such as relocation and other integration costs.  These costs are not eligible for recognition at the commitment date and are expensed as incurred.  The Company incurred $102 of these costs through December 31, 2001.   There were no charges incurred during 2002.  The Company anticipates the cash costs for the Cost Reduction Plan will be fully expended by December 31, 2002.

Note 4 – Inventories, net

Inventories, determined by lower of cost (first-in, first-out or average) or market, consist of (in thousands):

	September 28, 2002	December 31, 2001
Raw materials	$3,046	$3,844
Work-in-process	11,136	7,461
Finished goods	8,145	9,942
	$22,327	$21,247

Note 5 – Segment Data

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

Products categorized under the Aerospace and Defense Group include precision machined structures and metal optics, fabricated principally from beryllium and beryllium alloys; high-performance motion control components including motors and resolvers; and electromechanical and opto-mechanical subassemblies including actuators; thermal imaging scanners and telescopes.  These products are incorporated into guidance, weapons targeting and night vision systems of various current and next generation missile, aircraft, satellite and armored vehicle platforms.

The Commercial Products Group sells to original equipment manufacturers, or OEMs, of graphic arts and semiconductor capital equipment.  Products sold to these manufacturers include high-performance airbearing-based laser scanners and micro-positioning stages, distance measuring interferometers and autofocus devices.

The Distributed Products Group consists of AST Bearings, a supplier of precision bearings and subassemblies, which sells to OEMs serving a variety of industrial and commercial applications as well as to maintenance repair operations.

The following tables present financial data for each of the Company’s segments (in thousands):

	Three-Months Ended:		Nine-Months Ended:
	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001
Net sales
Aerospace and Defense Group	$10,973	$10,574	$33,602	$31,886
Commercial Products Group	3,034	4,266	9,802	16,634
Distributed Products Group	5,079	5,479	15,360	18,156
Total sales	19,086	20,319	58,764	66,676

Pre-tax income (loss) before cumulative effect of change in accounting principle:
Aerospace and Defense Group	798	906	2,570	1,531
Commercial Products Group	555	146	932	512
Distributed Products Group	153	431	924	2,050
Restructuring and special charges	—	(67)	(2,211)	(9,173)
Non-allocated expenses	(872)	(1,018)	(3,697)	(3,736)
Income (loss) from continuing operations before tax and cumulative effect of change in accounting principle:	$634	$398	$(1,482)	$(8,816)

	September 28, 2002	December 31, 2001
Identifiable assets:
Aerospace and Defense Group	$32,035	$28,187
Commercial Products Group	4,158	5,307
Distributed Products Group	12,825	14,315
Assets held for sale	1,872	2,681
Non-allocated assets	16,859	16,791
Total assets	$67,749	$67,281

Included in non-allocated expenses are the following: general corporate expense, interest expense, amortization of goodwill, special charges and other income and expense.  Identifiable assets by segment consist of those assets that are used in the segments’ operations.  Non-allocated assets are comprised primarily of cash and cash equivalents and net deferred tax assets.

Note 6 – Other Information (in thousands)

	September 28, 2002	December 31, 2001

Allowance for doubtful accounts	$643	$654

Accumulated depreciation and amortization of property, plant and equipment	$12,052	$12,711

Accumulated amortization of excess of cost over net assets acquired	$1,314	$1,135

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

The following tables set forth certain financial data for the three-months and nine-months ended September 28, 2002 and September 29, 2001. During the fourth quarter of 2002, Axsys sold the Automation Group.  This divestiture has been accounted for as a discontinued operation.  The results of the operations of the Automation Group and the impairment charge are reflected as discontinued operations.  During the second quarter of 2002, Axsys sold the data storage business, which was located in Santa Barbara, California, and relocated various OEM product lines to Rochester Hills, Michigan.  During June of 2001, we closed a manufacturing support facility located in Manchester, Connecticut.  The costs associated with closing the California and Connecticut operations are included in continuing operations.

	Three-Months Ended:
	September 28, 2002		September 29, 2001
Sales	$19,086	100.0%	$20,319	100.0%
Cost of goods sold	14,346	75.2	15,376	75.7
Gross margin	4,740	24.8	4,943	24.3
Selling, general and administrative expenses	3,906	20.4	4,354	21.4
Research and development expenses	242	1.3	314	1.5
Amortization of intangible assets	—	—	(1)	—
Operating income	592	3.1	276	1.4
Interest income - net	(3)	—	13	0.1
Other income - net	45	0.2	109	0.5
Income/(loss) from continuing operations before tax and change in accounting principle	634	3.3	398	2.0
(Provision for) income taxes	(204)	(1.1)	(147)	(0.7)
Income from continuing operations before cumulative effect of change in accounting principle	430	2.2	251	1.3
Loss from discontinued operations	(2,508)	(13.1)	(324)	(1.6)
Net Loss	$(2,078)	(10.9)%	$(73)	(0.3)%

	Nine-Months Ended:
	September 28, 2002		September 29, 2001
Sales	$58,764	100.0%	$66,676	100.0%
Cost of goods sold	44,947	76.5	58,469	87.7
Gross margin	13,817	23.5	8,207	12.3
Selling, general and administrative expenses	12,406	21.2	14,533	21.8
Research and development expenses	729	1.2	1,397	2.1
Restructuring and special charges	2,075	3.5	(2)	—
Amortization of intangible assets	—	—	1,360	2.0
Operating loss	(1,393)	(2.4)	(9,081)	(13.6)
Interest (expense) income - net	(18)	—	122	0.2
Other (expense) income - net	(71)	(0.1)	143	0.2
Loss from continuing operations before tax and change in accounting principle	(1,482)	(2.5)	(8,816)	(13.2)
Benefit from income taxes	1,742	3.0	3,262	4.9
Income/(loss) from continuing operations before cumulative effect of change in accounting principle	260	0.5	(5,554)	(8.3)
Loss from discontinued operations	(4,266)	(7.3)	(1,281)	(1.9)
Cumulative effect of change in accounting principle	535	0.9	—	—
Net Loss	$(3,471)	(5.9)%	(6,835)	(10.2)%

Overview

Overall sales from continuing operations for the third quarter and first nine-months of 2002 decreased compared to the prior year by 6% and 12%, respectively.  The Aerospace and Defense segment has seen modest growth during 2002 while the Commercial Products and Distributed Products segments have been impacted by depressed markets.

Improvements in gross margin and reductions in operating expenses are primarily a result of operational improvements as well as cost savings associated with closing the Santa Barbara, California and Manchester, Connecticut facilities.

Aerospace and Defense Segment

	Three-Months Ended				Nine-Months Ended
	September 28, 2002		September 29, 2001		September 28, 2002		September 29, 2001

Sales	$10,973	100.0%	$10,574	100.0%	$33,602	100.0%	$31,886	100.0%
Cost of goods sold	8,790	80.1	8,386	79.3	27,101	80.7	26,438	82.9
Gross margin	$2,183	19.9%	$2,188	20.7%	$6,501	19.3%	$5,448	17.1%

Sales in the Aerospace and Defense segment increased 4% and 5% for the three-months ended and nine-months ended September 28, 2002 compared to the same periods in 2001.  The increase in revenues is primarily due to our optical products, which continue to be strong relative to the prior year.   Sales of our beryllium component products have slightly improved year over year as a result of increased booking activities over the last six months.

Gross margin as a percent of sales decreased during the third quarter of 2002 while year to date gross margin has increased compared to the prior year.  Lower gross margin during the third quarter of 2002 compared to the prior year was primarily due to a mix of Optics orders requiring additional engineering support. However, operational improvements, including improved quality, material procurement and facility management, have contributed to improved margins on a year to date basis compared to the prior year.

Commercial Products Segment

	Three-Months Ended				Nine-Months Ended
	September 28, 2002		September 29, 2001		September 28, 2002		September 29, 2001

Sales	$3,034	100.0%	$4,266	100.0%	$9,802	100.0%	$16,634	100.0%
Cost of goods sold	1,887	62.2	3,031	71.1	6,802	69.4	11,790	70.9
Gross margin	$1,147	37.8%	$1,235	28.9%	$3,000	30.6%	$4,844	29.1%

Sales in the Commercial Products segment declined 29% and 41% for the three-months and nine-months ended September 28, 2002 as compared to the prior year.  On April 5, 2002, we sold our data storage business in Santa Barbara, California, which had accounted for 4% and 12% of the revenues for the three-months and nine-months ended September 29, 2001.  Additionally, the decline in shipments is partially a result of depressed order conditions related to the general downturn in the scanner market, which began in the second quarter of 2001.

Gross margin as a percent of sales has increased, reflecting operational improvements including the closure of the Santa Barbara facility during the second quarter of 2002 and the closure of a manufacturing support facility in Connecticut during the second quarter of 2001.

Distributed Products Segment

	Three-Months Ended				Nine-Months Ended
	September 28, 2002		September 29, 2001		September 28, 2002		September 29, 2001

Sales	$5,079	100.0%	$5,479	100.0%	$15,360	100.0%	$18,156	100.0%
Cost of goods sold	3,669	72.2	3,959	72.3	10,908	71.0	12,580	69.3
Gross margin	$1,410	27.8%	$1,520	27.7%	$4,452	29.0%	$5,576	30.7%

Sales in the Distributed Products segment declined 7% and 15% for the three-months and nine-months ended September 28, 2002 as compared to the prior year.  The decline in shipments is driven primarily by the overall decline in the U.S. economy.

Gross margin as a percent of sales remained constant in the third quarter of 2002 as compared with the prior year, but decreased 1.7% in the first nine-months of 2002 as compared to the prior year.  We have reacted to the depressed market conditions by lowering overhead and reducing spending.

One-time Charges included in Cost of Good Sold (Non-allocated)

	Three-Months Ended				Nine-Months Ended
	September 28, 2002		September 29, 2001		September 28, 2002		September 29, 2001

One-time charges	$—	—%	$—	—%	$136	0.2%	$7,661	11.5%

One-time Charges.  During 2002, we recorded a one-time charge of $136 thousand for the elimination of some small product lines resulting from the closure of the California facility. During the second quarter of 2001, in conjunction with the Cost Reduction Plan, we recorded a one-time charge of $7.6 million, of which $4.4 million was for excess and obsolete inventory disposals and $2.9 million for loss contract reserves for two long-term government contracts.

Operating Expenses

	Three-Months Ended				Nine-Months Ended
	September 28, 2002		September 29, 2001		September 28, 2002		September 29, 2001

Selling, general and administrative	$3,906	20.5%	$4,354	21.4%	$12,406	21.1%	$14,533	21.8%
Research and development	242	1.3	314	1.5	729	1.2	1,397	2.1
Restructuring and special charges	—	—	—	—	2,075	3.5	1,360	2.0

Selling, General and Administrative Expenses.  As a percentage of sales, general and administrative expenses decreased in the third quarter and the first nine-months of 2002 by 0.9% and 0.7% compared to the prior year.  The decrease is primarily a result of the closure of the facilities in California and Connecticut, which accounted for savings of $375 thousand in the third quarter of 2002 and savings of $2.0 million for the first nine-months of 2002 compared to the prior year.

Research and Development Expenses.   Research and development expenses have decreased $72 thousand in the third quarter of 2002 compared to prior year and $668 thousand for the first nine-months of 2002 compared to the prior year, primarily due to the closure of the California and Connecticut facilities.

Restructuring and special charges.  Total restructuring and special charges were $2.1 million for the first nine-months of 2002 compared to charges of $1.4 million for the prior year.

During 2002, restructuring charges included $0.3 million for termination expenses incurred in connection with the restructuring of the business, $1.0 million associated with asset write-downs and severance expenses resulting from the sale of Teletrac and $0.8 million of costs relating to the relocation of certain Commercial OEM product lines from Santa Barbara, California to Rochester Hill, Michigan.  These costs are discussed in more detail in Note 3 to the Consolidated Financial Statements.

During the second quarter of 2001, in conjunction with the Cost Reduction Plan, Axsys recorded restructuring charges of $1.4 million.  This restructuring charge was recorded for severance pay and benefits for sixty employees and exit costs relating to the closing of two facilities.  These costs are discussed in more detail in Note 3 to the Consolidated Financial Statements.

Other Income and Expenses

Interest income and expense, net.  Net interest expense was $3 thousand and $18 thousand in the third quarter and first nine-months of 2002, compared to net interest income of $13 thousand and $122 thousand in the comparable periods of 2001.  Investment income in 2001 was higher due to higher average cash balances during 2001 and higher interest rates on short-term investments during 2001.

Other income and expense, net.  Net other income in the third quarter of 2002 was $45 thousand while we incurred net other expenses of $71 thousand in the first nine-months of 2002 compared to other income of $109 thousand and $143 thousand in the third quarter and first nine-months of 2001.  During the first nine-months of 2002, we recorded a charge of $0.2 million for the disposal of fixed assets.   We received income of $208 thousand in 2002 and $162 thousand in 2001, which was recovered from a fully reserved note from the 1998 sale of Sensor Systems.

Taxes.  The consolidated effective tax rate for continued and discontinued operations was 35.5 percent and 53.8 percent for the three-months and nine-months ended September 28, 2002 compared to 37.0 percent in the comparable periods in 2001.  The changes in the effective rates are a result of an anticipated capital loss carry back benefit relating to the sale of Teletrac, Inc. stock.    The effective tax rate for discontinued operations in 2002 is 35 percent.  The effective tax rate for continuing operations for the first nine-months of 2002 was 117.5 percent as a result of the tax benefit related to the sale of Teletrac, Inc.  The effective tax rate for the third quarter of 2002 of 32.2 percent was low relative to the 117.5 percent year-to-date rate as a result of the reclassification of operating losses from continuing operations to discontinued operations for the first two quarters of 2002.

Discontinued Operations.

During the third quarter of 2002, we decided to divest our automation business and have since disposed of the Automation Group in the fourth quarter of 2002.  During the third quarter of 2002, we recorded a special charge of  $1.7 million, net of taxes, which included $729 thousand for the impairment of assets and $964 thousand of closing related expenses.  The net loss from discontinued operations was $814 thousand and $2.6 million in the third quarter and first nine-months of 2002 compared to $324 thousand and $1.3 million in the prior year.  These costs are discussed in more detail in Note 2 to the Consolidate Financial Statements.

Liquidity and Capital Resources

Axsys funds its operations primarily from cash flow generated by operations, cash on hand and, to a limited extent, capital lease financing. As of September 28, 2002, cash and cash equivalents totaled $9.5 million.

Net cash provided by operating activities for the nine-months ended September 28, 2002 was $933 thousand compared to net cash used in operating activities of $3.7 million for the nine-months ended September 29, 2001.  The pretax loss from continuing operations during the nine-month period ended September 28, 2002 was $1.5 million, which included $2.0 million of depreciation and $743 thousand of losses on capital asset disposals. In 2002, Axsys received a $3.5 million federal income tax refund. The Company also incurred $3.5 million in cash costs related to its discontinued operations during the nine-months ended September 29, 2002.  In addition, $372 thousand was paid out of long-term reserves for environmental remediation expenses and preferred stock redemption.

Cash used in investing activities was $0.7 million and $2.6 million for the nine-months ended September 28, 2002 and September 29, 2001, respectively.  These funds were utilized for capital expenditures.

Net cash provided by financing activities was $652 thousand and $630 thousand for the nine-month periods ended September 28, 2002 and September 29, 2001, respectively, for capital lease repayments.

Management believes that the Company has sufficient funds on hand to finance its operations, capital expenditures, and working capital requirements for the foreseeable future.

Backlog

A substantial portion of Axsys’ business is of a build-to-order nature requiring various engineering, manufacturing, testing and other processes to be performed prior to shipment.  As a result, Axsys generally has a significant backlog of orders to be shipped.  The Company recorded new orders of $65.6 million in the first nine-months of 2002, compared to orders of $54.8 million in the first nine-months of 2001.  The Company ended the first nine-months of 2002 with a backlog of $55.5 million, compared to a backlog of $51.9 million at September 29, 2001, an increase of  $3.6 million or 6.9 percent.  Axsys believes that a substantial portion of its backlog of orders at September 28, 2002 will be shipped over the next twelve months.

Recently Issued Accounting Standards

Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” was issued in August 2001.  SFAS No. 144 is effective for fiscal years beginning after December 15, 2001.  The Company adopted this new standard in the first quarter of 2002.   During the third quarter of 2002, the Company recorded impairment charges on the net assets held for sale related to the sale of the Automation Group.  During the first quarter of 2002, the Company recorded an impairment charge on the net assets related to the Teletrac transaction.  (See Note 2 and Note 3.)

SFAS No. 142, “Goodwill and Other Intangible Assets”, was issued in June 2001 and adopted by the Company in the first quarter of 2002.  For the nine-months ended September 29, 2001, goodwill amortization of $105 was offset by negative amortization of $107. The Company’s negative goodwill of $535 as of December 31, 2001 was reversed as a cumulative effect of a change in accounting principle in the first quarter of 2002.  The Company has completed its impairment testing and the remaining goodwill of $3.6 million is determined not to be impaired as of September 28, 2002.

Forward-Looking Statements

This quarterly report on Form 10-Q includes certain forward-looking statements, including estimates of cash costs and other statements regarding the 2002 relocation of OEM product lines and our 2002 segment reorganization, estimates of costs relating to the disposal of the Automation Group, estimates of expected losses on two defense contracts and other statements regarding the 2001 cost reduction plan, and the statement with regard to the sufficiency of cash and cash equivalents to finance operations, capital expenditures and working capital requirements.  The Company’s business is subject to a variety of risks and uncertainties, including the effect of order backlog on operations, the impact of competition in the aerospace and defense industry, the effects of legal proceedings and regulatory matters on the business, and the impact of general economic conditions, as well as other factors discussed in filings that Axsys makes with the Securities and Exchange Commission.   As a result, actual future results and developments may be materially different from those expressed or implied in any forward-looking statement.  Disclosure regarding factors affecting the Company’s future results and developments is contained in the Company’s public filings with the Securities and Exchange Commission, including the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2001.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risk sensitive instruments do not subject the Company to material risk exposures.

Item 4.  CONTROL AND PROCEDURES

As of September 28, 2002, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 28, 2002.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to September 28, 2002, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits

99 (1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer

99 (2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer

(b)         Reports on 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date: November 12, 2002	AXSYS TECHNOLOGIES, INC.

	By:	/s/ Stephen W. Bershad
Stephen W. Bershad
Chairman of the Board and Chief Executive Officer

/s/ David A. Almeida
David A. Almeida
Vice President-Finance and Chief Financial Officer
(Principal Financial Officer)

CERTIFICATIONS

I, Stephen W. Bershad, certify that:

1.                      I have reviewed this quarterly report on Form 10-Q of Axsys Technologies, Inc.

2.                      Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                      Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report,

4.                      The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.                    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.                   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.                    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                      The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a.                    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b.                   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                      The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 12, 2002

Stephen W. Bershad
Chief Executive Officer

I, David A. Almeida, certify that:

1.                    I have reviewed this quarterly report on Form 10-Q of Axsys Technologies, Inc.

2.                    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.                    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.                   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.                    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a.                    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b.                   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 12, 2002

David A. Almeida
Chief Financial Officer

EXHIBITS INDEX

Exhibit Number	Description

99 (1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer

99 (2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer