Form 10-K
period 2002-12-31
AXSYS TECHNOLOGIES INC
filed 2003-03-28
CIK 206030

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended December 31, 2002
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No.: 0-16182

AXSYS TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	11-1962029
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

175 Capital Boulevard, Suite 103 Rocky Hill, Connecticut (Address of principal executive offices)	06067 (Zip Code)

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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  ☐

        Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the close of business June 28, 2002, $26,528,618.

        Common Stock outstanding at March 14, 2003: 4,655,611 shares.

Documents Incorporated by Reference

Document	Form 10-K Reference
Portion of Axsys Technologies, Inc. Notice of Annual Meeting of Stockholders and Proxy Statement.	Part III, Items 10-13

PART I

Item 1.    BUSINESS

        Axsys Technologies, Inc. (together with its subsidiaries, unless the context suggests otherwise, "Axsys" or "we") is a leading designer and manufacturer of precision opto-mechanical components and subassemblies found in high performance aerospace, defense and commercial equipment and systems. In addition, we distribute precision ball bearings for use in a variety of industrial and commercial applications.

        Axsys was incorporated in the State of Delaware in 1968. Our common stock is traded on the Nasdaq Stock Market under the symbol "AXYS."

        We sell our components, subsystems and bearings to a variety of original equipment manufacturers ("OEM"s), serving the following markets:

  •
  Aerospace and defense

  •
  Industrial automation OEM and maintenance repair operations ("MRO")

  •
  Semiconductor and related electronics capital equipment

  •
  High-performance graphic art and medical imaging capital equipment

        We are organized into three groups:

  •
  Aerospace and Defense Group

  •
  Commercial Products Group

  •
  Distributed Products Group

        The Aerospace and Defense Group designs, manufactures and sells high-end components such as precision position sensors, high-performance motors, precision metal optics, precision machined light-weight structures and opto-mechanical and electro-mechanical subassemblies. Our products enable OEMs to improve imaging, positional performance (accuracy, resolution, speed and power), and weight requirements in their systems. Principal markets for our products include OEMs serving the aerospace and defense markets. The Aerospace and Defense Group is comprised of:

  •
  Axsys Technologies—Motion Control Division in San Diego, California

  •
  Axsys Technologies—Precision Machined Products in Cullman, Alabama

  •
  Axsys Technologies—Precision Optical Products in Rochester Hills, Michigan

        The Commercial Products Group designs, manufactures and sells airbearing scanners, micro-positioning stages and laser-based distance measuring interferometers and autofocus. Our products are sold to OEMs enabling them to increase the accuracy and throughput of their systems. Principal markets for our products include OEMs serving the graphic arts and semiconductor capital equipment and recently, the medical imaging market. The Commercial Products Group is located in Rochester Hills, Michigan.

        The Distributed Products Group distributes precision ball bearings, spherical plain bearings and bushings, acquired from various domestic and international sources, to OEMs and MRO distributors. The bearings and bushings are used in a variety of industrial automation and commercial markets. Additionally, our Distributed Products Group designs, manufactures and sells mechanical-bearing subassemblies for a variety of customers. The Distributed Products group is comprised of AST Bearings division located in Montville, New Jersey with a distribution center in Irvine, California.

Market Overview

        Axsys' products are sold to OEMs in a variety of markets, which demand the precision and performance of our products and capabilities.

        Aerospace and Defense.    The aerospace and defense market principally consists of OEMs that manufacture weapon subsystems (for example, night vision and targeting pods and flight control systems) and complete systems (for example, aircraft air-to-air missiles and reconnaissance satellites). In general, these OEMs are designing leading-edge products, the performance of which is enhanced through the use of one or more of our capabilities:

  •
  precision positioning;

  •
  highly accurate reflective optics; and

  •
  light-weight, high strength structural components.

        The market for our products also includes direct sales to the U.S. and foreign defense agencies for spares requirements. In 2002, the market for Axsys products has been strong due to the increased spending by the Department of Defense generally, as well as the increased use of electro-optical systems within the US and foreign government arsenals. These electro-optical systems are used for thermal imaging, reconnaissance and weapons targeting. Defense applications include fixed- and rotary-winged aircraft, missile seeker heads, land and sea vehicles as well as reconnaissance satellites. In addition, these products are used on research satellites and newly developed biological detection systems being employed for homeland security. All of these programs incorporate high-performance components provided by suppliers like Axsys, such as precision metal optics, high performance motors and sensors and precision-machined structures.

        High-performance graphic art and medical imaging capital equipment.    The high-performance graphic art and medical imaging capital equipment market for our products consists of OEMs who manufacture sophisticated equipment used to electronically image photo-sensitive media for, among others, graphic arts, newspaper plate and medical radiography markets. Electronic imaging involves controlling the position of a modulated laser beam to expose photosensitive media. The position of this beam can be controlled by rotating a reflective optic by use of a high speed airbearing scanner under the laser beam or by precisely positioning the laser beam or the media under one another with an X-Y micro-positioning stage. In recent years, our customers have demanded increased resolution and throughput capabilities in these high-end systems. With a view to achieving these capabilities, we use reflective optics, high-speed motors, airbearings and sophisticated electronic controls.

        Semiconductor and related electronic capital equipment.    We sell products to OEMs in the semiconductor and related electronic capital equipment markets that produce fabricating and test equipment for integrated circuits, reticles, flat panel displays and electronic components including printed circuit boards. Our customers require accurate, precise and repeatable positioning of these devices for their equipment. We believe that as the density of circuits has increased, there has been increased requirement for the airbearing and direct drive positioning technology produced by Axsys. We also supply a variety of components and subassemblies to these markets, including:

  •
  direct drive rotary motors;

  •
  high speed rotary airbearing scanners and imaging engines;

  •
  laser interferometers and autofocus; and

  •
  integrated micro-positioning stages.

        Industrial Automation.    We sell our products to a wide range of applications in industrial and commercial markets, including machine tools, motion control components and to OEMs for use in many types of automation equipment. We also sell to MRO distributors who supply replacement parts for older equipment. Our OEM and MRO customers principally purchase precision bearings and assemblies that require short lead-times.

Business Strategy

        We are a vertically integrated supplier of precision components and subassemblies for high-technology applications. We design and manufacture components and subassemblies for OEMs of aerospace guidance, thermal imaging, graphic arts, medical imaging and semiconductor and related electronic capital equipment. Our products are designed to increase the accuracy and throughput of equipment produced by OEMs. A focus of our business strategy is to utilize our vertically integrated component manufacturing experience and resources and our electro-mechanical and opto-mechanical integration capabilities in the design of higher-level subassemblies that employ our micro-positioning and precision optical technologies. Other key elements of this business strategy include the following:

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

  •
  integration of our metal optics, motors and sophisticated electronic controls for beam stabilization and control in laser material processing applications;

  •
  development of airbearing stages.

        We also expect to enhance our market position through acquisitions and strategic alliances and divestures of non-core businesses. We have historically expanded our market presence and capabilities through acquisitions. We have also divested operations that were not part of our core businesses.

        In early 2002, in response to the depressed market conditions that we anticipated would continue throughout the year, we began to evaluate our ongoing investment requirements in our data storage and photonics equipment businesses in light of their potential returns. This led to the divestiture of our data storage test equipment subsidiary, Teletrac, Inc. ("Teletrac") and our two photonic automation businesses ("Automation Group").

  •
  On April 5, 2002, we sold all of the stock of Teletrac to Storage Test Solutions ("STS") of Aurora, Colorado. Teletrac, which was based in Santa Barbara, California, designed and manufactured high-performance spin stands that are used in the test and certification of data storage recording heads found in magnetic disk drives. As a result of the sale, we closed our Santa Barbara manufacturing facility and relocated our micro-positioning stage, laser interferometer and autofocus product lines to our Imaging Systems division located in Rochester Hills, Michigan.

  •
  On October 28, 2002, we sold all of the stock of Automation Engineering, Inc. ("AEI"), a wholly owned subsidiary, to an investor group. AEI was part of Axsys' Automation Group. AEI designed and manufactured flexible automated assembly systems sold to the photonic industry.

  •
  On November 5, 2002, we sold substantially all of the net assets of our Fiber Automation division ("FAD") to Palomar Technologies, Inc. FAD, which was part of the Automation Group, designed and manufactured nano-positioning stages and photonic characterization and development tools for the photonic markets.

        We review and consider possible acquisitions on an ongoing basis; however, no specific acquisitions are being negotiated as of the date of this report.

        We will continue to focus on improving operating efficiencies.    Our focus has been toward eliminating waste in all aspects of the organization, measured in reduced cycle time, material costs, scrap and rework. By implementing this process, we have reduced, and expect to continue to reduce, our design and manufacturing lead times as well as manufacturing costs in order to become more competitive in the marketplace.

        We continue to evaluate new market and application opportunities to leverage our core capabilities. In order to grow our sales at a rate in excess of the markets we serve, we continually evaluate new markets and applications that can benefit from our core capabilities. Examples include our success in developing an airbearing laser scanner for use in a medical imaging application as well as the development of fast steering mirrors to serve the laser material marking and engraving market.

Technologies, Products, and Capabilities

        We utilize several key manufacturing technologies and have developed software and systems integration capabilities that enable us to design and manufacture a wide variety of high-performance precision optical and micro-positioning component systems. These core competencies include:

        Magnetics.    We design, manufacture and sell high-performance motors and precision resolvers using state-of-the-art magnetic technologies and materials. Applications for these high-performance components include precision micro-positioning systems for semiconductor processing and inspection equipment, pick and place robotic handlers, missile-seeker head systems, guidance systems and satellite actuators.

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

        Precision Optics.    We design and manufacture a broad range of precision metal optical components. Our precision optic products are generally made from beryllium or aluminum and are used in applications where performance requirements cannot be met with glass optics. The advantages of our optics include lighter weight, thermal stability and ease of mechanical interface with housing and actuation devices. We sell our precision metal optical components for use in high speed electro-mechanical scanners, weapons fire control systems, FLIR night vision weapons systems and high-performance space-borne instruments used on weather, mapping and scientific satellites.

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

        The following table summarizes the component products manufactured and services provided by Axsys, by the technologies they incorporate:

Core Manufacturing Technologies

MAGNETICS	PRECISION MACHINING	PRECISION OPTICS	ELECTRONICS
• AC Motors	• Airbearing Components	• Scanning Optics	• Laser Interferometers
• Brush and Brushless DC Motors:	• Optical Substrates	• Polygon Mirrors	• AC and DC motor speed controls
• Torque	• Structural Housings	• Monogon Mirrors	• Custom DSP Motion Controllers
• Servo	• Gimbals and Yokes	• Fast Steering Mirrors	• Motor Drives
• Limited Angle	• Heat Sinks	• Flat Optics
• Resolvers		• Head Mirrors
• Synchros		• Fold Mirrors
• Aspherics • Telescopes • Collimators

        Integration Capabilities.    We have introduced products integrating our core technologies and integration capabilities to provide high-performance electro-mechanical and opto-mechanical subassemblies for our customers. Our precision subassemblies include X-Y micro-positioning stages and rotary positioning subassemblies such as actuators, opto-mechanical laser scanners and imaging subsystems. We also produce laser tracking autofocus subassemblies that employ motion control and optics technologies. The X-Y micro-positioning stage subassemblies are used in high-precision or high-performance applications, such as semiconductor alignment positioning subsystems for use in manufacturing or inspection. The rotary positioning subassemblies are used in applications such as night vision systems for defense contractors and cluster tool robotics in electronics capital equipment. Graphic art and medical imaging equipment manufacturers and semiconductor inspection equipment manufacturers use laser scanning and imaging subassemblies. The laser autofocus is used to automatically focus a microscope and is sold to OEMs that manufacture automated optical inspection machines used in the electronics capital equipment market.

        The following table illustrates how our technologies, products and capabilities are integrated to develop subsystems and systems:

TECHNOLOGIES AND CAPABILITIES

SUBSYSTEMS	OPTICS	PRECISION MACHINING	MAGNETICS	ELECTRONICS
Laser Scanner	• Scanning Optics	• Airbearing	• Brushless DC Servo Motor	• Speed Control • Motor Drive

Laser Imaging	• Scanning and Flat Optics	• Airbearing	• Brushless DC Servo Motor	• Speed Control • Motor Drive

Laser Autofocus			• Brushless DC Servo Motor	• Position Controller • Motor Drive

Rotary Positioning Actuator			• Brushless DC Servo Motor	• Position Controller
			• Resolver	• Motor Drive

Micro-Positioning X-Y Stage		• Airbearing		• Laser Inteferometer • Position Controller • Motor Drive

        Precision Ball Bearings. We distribute a wide range of precision ball bearings varying in size, precision tolerance, lubrication and price. We also provide certain value-added services, such as bearing subassemblies, bearing relubrication, clean room handling of products and engineering consultation.

Competition

        The markets for our products are competitive. We compete primarily on the basis of our ability to design and engineer products to meet performance specifications set by our customers. Most of our customers are OEMs that purchase component parts or subassemblies, which they incorporate into their end products. Product pricing, quality, customer support, experience, reputation and financial stability are also important competitive factors.

        There are a limited number of competitors in each of the markets for the various types of precision optical and positioning components and subassemblies that we manufacture and sell. Our competitors, especially those in the precision optical product lines, typically sell a smaller number of products than we do and are often well entrenched. Some of these competitors have substantially greater resources than we do. We believe that the breadth of our technologies and product offerings provides us with a competitive advantage over certain manufacturers that supply only discrete components or are not vertically integrated with enabling technologies.

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

Customers

        Our customers include OEMs and end-users that design or utilize high-precision, performance and throughput equipment. We sell our products primarily to OEM customers in the aerospace and defense, high-end graphic art and semiconductor capital equipment markets, and industrial automation markets.

        There is no customer or group of affiliated customers for whom sales during 2002 were in the aggregate 10% or more of consolidated net sales, and, in our opinion, there is no customer, the loss of which would have a material adverse effect on our operations taken as a whole.

        In 2002, 2001 and 2000, Axsys had aggregate sales, both military and non-military, directly to the U.S. Government, including its agencies and departments, of approximately $4.6 million, $3.0 million and $1.9 million, respectively. These sales accounted for approximately 5.7% of total net sales in 2002, 3.4% in 2001 and 2.0% in 2000. Approximately 36.7% of net sales in 2002, 31.7% in 2001 and 25.6% in 2000 were derived from subcontracts with U.S. Government contractors. The majority of these contracts may be subject to termination at the convenience of the U.S. Government, and certain contracts may also be subject to renegotiation. Currently, we are not aware of any proposed termination or renegotiation of such contracts that would have a material adverse effect on our business.

        Because a substantial part of our business is derived directly from contracts with the U.S. Government, or its agencies or departments or indirectly through subcontracts with U.S. Government contractors, our results of operations could be materially affected by changes in U.S. Government expenditures for products using component parts that Axsys produces. However, we believe that the broad number and diversity of our product applications and the strength of our engineering capabilities may lessen our exposure to such risk.

Sales, Marketing and Customer Support

        As of December 31, 2002, we employed 54 sales, marketing and customer support personnel throughout our organization, compared to 58 employees in similar functions at the end of 2001. We organize our sales staff by market segments with a view to building on existing customer relationships and improving cross-selling opportunities. We utilize two OEM components sales organizations, one focused on aerospace and defense customers and the other focused on high-performance commercial customers. We have a separate distributed products sales force that is focused on selling ball bearings, bushings and assemblies, principally to commercial and industrial oriented OEMs as well as MRO distributors.

        As of December 31, 2002, our direct sales organization included 17 direct sales field personnel, most of whom have engineering backgrounds, with the remainder involved in inside sales, customer service, program management, contract administration and applications engineering. We believe that our sales effort is enhanced by having engineering-trained sales personnel available to meet with customers' engineering personnel. Our application and design engineers are also involved in the sales process.

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

Research and Development

        We seek to develop new component products and subsystems and improve existing products in order to keep pace with the increasing performance requirements of our customers. We devote significant resources, a portion of which is reimbursed by customers, to development programs directed at creating new products and product enhancements, as well as developing new applications for existing products. Because we believe that our ability to compete effectively depends in part on maintaining and enhancing our expertise in applying new technologies and developing new products, we dedicate substantial resources to engineering, research and development. At December 31, 2002, we employed 63 individuals in engineering, research and development functions. We cannot assure you that our product development efforts will be successful in producing products that respond to technological changes or new products introduced by others.

        Our costs associated with research and development expenses were $1.0 million in 2002, $1.7 million in 2001, and $3.3 million in 2000. These amounts are net of cost reimbursements from our customers that were not material in relation to research and development expenditures in any period. We intend to direct our research and development activities toward integrating our various technologies and continuing to develop subsystems.

Raw Materials; Suppliers

        The raw materials and components that we purchase are generally available from multiple suppliers. However, beryllium, a material used extensively by the Precision Machined Products operation of our Aerospace & Defense Group, is only available from Brush Wellman, Inc. ("Brush Wellman"), the sole U.S. supplier. Historically, we have had an excellent relationship with Brush Wellman and have not encountered problems in obtaining our supply requirements. However, the partial or complete loss of Brush Wellman as a supplier of beryllium, or production shortfalls or interruptions that otherwise impair the supply of beryllium to Axsys, would have a material adverse effect on our business, financial condition and results of operations. If such conditions were to occur, it is uncertain whether alternative sources could be developed.

        In addition, we purchase a substantial amount of ball bearings that we distribute from two foreign suppliers. While we believe that we could obtain alternate sources of supply, any interruption in the flow of products from these suppliers, or significant increases in the cost of these products, could have an adverse effect on our business, financial condition and results of operations.

Patents and Trademarks

        We are not dependent upon any single patent or trademark. We have a combination of patents, trademarks and trade secrets, non-disclosure agreements and other forms of intellectual property protection covering our proprietary technology. Although we believe that our patents and trademarks may have value, we believe that our future success will depend primarily on the innovation, technical expertise, manufacturing and marketing abilities of our personnel. We cannot assure you as to the degree of protection offered by our patents. We cannot assure you that we will be able to maintain the confidentiality of our trade secrets or that our non-disclosure agreements will provide meaningful protection of our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or other disclosure.

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

Environmental Regulation

        We believe that we are currently in compliance in all material respects with federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to the protection of the environment and that any non-compliance with such laws will not have a material adverse effect upon our business, financial condition, results of operations, capital expenditures, earnings or competitive position. We cannot assure you, however, (a) that changes in federal, state or local laws, regulations or regulatory policy or the discovery of unknown problems or conditions will not in the future require substantial expenditures or (b) as to the extent of our liabilities, if any, for past failures, if any, to comply with applicable environmental laws, regulations and permits, any of which also could have a material adverse effect on our business, financial condition or results of operations.

        Axsys has been identified as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") with respect to three third-party waste disposal sites. Although liability under CERCLA is joint and several, meaning that liability can exceed a PRP's pro rata share of cleanup costs, we believe, based on currently available information, that costs associated with these sites will not have a material adverse effect on our business and financial condition. It is possible, however, that our results of operations for a particular fiscal period could be materially affected.

        Pursuant to a remedial plan approved by the Ohio Environmental Protection Agency ("Ohio EPA") in 1993, we are continuing a process of investigating soils and groundwater at a site formerly owned by a division of Axsys, and we have conducted certain remedial work at this site including soil removal. We have incurred approximately $600,000 to date. We have been pursuing an alternate closure plan related to this site. This plan is subject to the approval of the Ohio EPA. Based on the advice of our consultants, we increased our accrued liabilities relating to this site to approximately $744,000, with a resulting charge to discontinued operations in 2000 of $601,000, before a tax benefit of $235,000. Based on the advice of our environmental consultants, we believe that the Ohio EPA is likely to allow use of our proposed alternate plan. We anticipate receiving approval of the plan from the Ohio EPA in mid-2003 and will reassess the estimated costs of remediation of the site upon approval. We cannot assure you that the Ohio EPA will approve the alternate plan. If approval were not received, costs to Axsys could increase substantially. In addition, even if approval is received, the costs actually incurred may exceed the accruals established. We anticipate that actual expenditures will be incurred over a period of several years.

        During 1999, we sold the land and building of our previously discontinued Sensor Systems division in St. Petersburg, Florida. We have conducted investigations of soil and groundwater at the former facility and received approval of our investigation plan from the Florida Department of Environmental Protection. We will continue to conduct additional soil and groundwater investigations at the site. Based on the advice of our consultants, we increased our accrued liabilities relating to this site to approximately $854,000, with a resulting charge to discontinued operations in 2000 of $657,000, before a tax benefit of $257,000. We have incurred approximately $280,000 to date.

        On December 21, 2001, we received a letter from the United States Environmental Protection Agency ("EPA") notifying us that we are considered to be a potentially responsible party at a site located in Prospect, Connecticut, which until 1978 was owned by a former subsidiary. The letter also demanded payment of approximately $25,000 in past response costs and unspecified future costs. Although we may be obligated under CERCLA for contributions towards response costs incurred as a result of alleged releases of hazardous substances at the site, we are still investigating our responsibilities to the site. In addition, it is our policy to accrue environmental cleanup related costs when those costs are believed to be probable and can be reasonably estimated. The quantification of environmental exposure, if any, with respect to this site requires an assessment of many factors, including the quality of information available, the assessment stage of each investigation, preliminary findings and the length of time involved in remediation. As we have not determined if any liability exists, we cannot estimate a meaningful range of exposure. We have responded to the EPA's demand and are awaiting a response.

        We use or generate certain hazardous substances in our manufacturing and engineering facilities. We believe that our handling of these substances is in compliance with applicable local, state and federal environmental, safety and health regulations at each operating location. We invest in protective equipment, process controls and specialized training to minimize risks to employees, surrounding communities and the environment due to the presence and handling of these hazardous substances. We periodically conduct employee physical examinations and workplace air monitoring regarding these substances. When exposure problems or potential have been indicated, we implement corrective actions. In general, re-occurrence has been minimal or non-existent. We do not carry environmental impairment insurance.

Employees

        As of December 31, 2002, we employed 557 persons, including 391 in manufacturing, 54 in sales, 63 in engineering and 49 in administration. Axsys considers its relations with its employees to be satisfactory. There has been no significant interruption of operations due to labor disputes.

Item 2. PROPERTIES

        Axsys leases its executive office, located at 175 Capital Boulevard in Rocky Hill, Connecticut.    The principal plants and other significant properties at February 1, 2003 are:

Location	Type of Facility	Square Footage	Leased/Owned; Expiration
Cullman, AL	Manufacturing, Engineering	100,000	Owned
San Diego, CA	Manufacturing, Engineering	64,800	Leased; 2010
Montville, NJ	Distribution	34,400	Leased; 2009
Rochester Hills, MI	Manufacturing, Engineering	29,000	Leased; 2006
Irvine, CA	Distribution	7,800	Leased; 2005

        Management believes that Axsys' facilities are generally sufficient to meet its current and reasonably anticipated manufacturing, distribution and related requirements. Management, however, periodically reviews space requirements to ascertain whether Axsys' facilities are sufficient to meet its needs.

Item 3. LEGAL PROCEEDINGS

        Axsys is a defendant in various lawsuits, none of which is expected to have a material adverse effect on Axsys' business or financial position. It is possible, however, that our results of operations for a particular fiscal period could be materially affected. See "Business—Environmental Regulations."

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None during the quarter ended December 31, 2002.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Axsys' common stock trades on the Nasdaq National Market ("Nasdaq") under the Symbol "AXYS". The following table sets forth the range of high and low sales prices as reported by Nasdaq:

	2002		2001
	High	Low	High	Low
Fiscal Years Ended December 31:
First Quarter	$10.000	$6.470	$35.875	$15.938
Second Quarter	9.000	6.890	21.700	10.100
Third Quarter	8.889	7.600	12.750	8.880
Fourth Quarter	8.030	6.600	11.230	7.150

        On March 14, 2003, the high and low sales price were $7.25 and $7.05, respectively.

        On March 14, 2003, the approximate number of holders of record of Axsys' common stock was 539.

Dividend Policy

        Axsys has applied and currently intends to continue to apply its retained and current earnings toward the development of its business and to finance its growth. Axsys did not pay dividends on its common stock during the three years ended December 31, 2002, and does not anticipate paying cash dividends in the foreseeable future.

Item 6.    SELECTED FINANCIAL DATA

        The following selected financial data for the five fiscal years presented below is derived from Axsys' audited Consolidated Financial Statements as adjusted to reflect the discontinuance of the Fiber Automation Division and Automation Engineering, Inc. in 2002 and Beau Interconnect and Sensor Systems business segments in 1999 and 1998, respectively. The data should be read in conjunction with the Consolidated Financial Statements and the related Notes thereto included elsewhere herein.

	Years Ended December 31,
	2002(1)	2001(1)	2000 (1) (2)(3)	1999(4)	1998
	(In thousands, except per share data)
Statement of Operations Data:
Net sales	$79,586	$86,131	$90,421	$85,418	$98,559
Gross margin	19,086	12,843	19,213	21,005	28,977
(Loss) income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	(3,014)	(5,266)	(3,932)	(9,203)	6,311
Net (loss) income	(7,061)	(7,152)	9,523	(7,122)	6,099
Basic net (loss) earnings per share from continuing operations before discontinuing operations and cumulative effect of change in accounting principle	$(0.64)	$(1.12)	$(0.84)	$(1.95)	$1.30
Basic (loss) earnings per share	$(1.50)	$(1.53)	$2.05	$(1.51)	$1.26
Weighted average basic common shares outstanding	4,692	4,688	4,657	4,715	4,848
Diluted (loss) earnings per share from continuing operations before discontinued operations and cumulative effect of change in accounting principle	$(0.64)	$(1.12)	$(0.84)	$(1.95)	$1.29
Diluted (loss) earnings per share	$(1.50)	$(1.53)	$2.05	$(1.51)	$1.25
Weighted average diluted common shares outstanding	4,692	4,688	4,657	4,715	4,888
	At December 31,
	2002	2001	2000	1999	1998
	(In thousands)
Balance Sheet Data:
Working capital	$30,628	$37,334	$41,465	$31,395	$28,471
Total assets	62,372	68,636	73,592	64,150	72,514
Long-term capital lease obligations
(less current portion)	1,191	1,392	1,485	1,793	3,794
Shareholders' equity	39,093	46,440	53,421	43,299	52,128

(1)
In the third quarter of 2002, the Automation Group was divested, which included the Fiber Automation Division and Automation Engineering, Inc., a wholly owned subsidiary. Accordingly, the Automation Group has been accounted for as discontinued operations and the operating results have been reported separately from continuing operations for all applicable periods and are not reflected in the above table. Revenues applicable to these discontinued operations were $1.2 million in 2002, $3.1 million in 2001 and $1.4 million in 2000.

(2)
In September 2000, Teletrac acquired the stock of Westlake Technology Corporation ("Westlake"). This acquisition was accounted for under the purchase method of accounting and, accordingly, the results of Westlake's operations have been included in Axsys' Consolidated Statements of Operations since the date of acquisition. See Note 3 to the Consolidated Financial Statements.

(3)
In March 2000, we sold the Beau Interconnect division ("Beau"). Accordingly, Beau has been accounted for as a discontinued operation and the related net assets and operating results have been reported separately from continuing operations in all years presented. Revenues applicable to this discontinued operation were $846,000 during 2000 and $19.3 million during 1999 and $18.0 million during 1998. The net assets of Beau at December 31, 1999 have been included in current assets. All prior periods have been restated to reflect the divestiture.

(4)
Includes the effects of a pre-tax special charge of $784,000 and an impairment of assets charge of $8,993,000 in 1999.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Acquisitions and Divestitures

        During the fourth quarter of 2002, we sold our Automation Group, comprised of the Fiber Automation Division ("FAD") and Automation Engineering, Inc. ("AEI").

        On November 5, 2002, we sold the net assets of FAD to Palomar Technologies, Inc. FAD designed and manufactured nano-positioning stages and fiber alignment test tools. FAD has been accounted for as a discontinued operation and the related net assets and operating results have been reported separately from continuing operations in all years presented. Revenues applicable to this discontinued operation were $0.4 million in 2002 and $0.6 million in 2001. There were no revenues in 2000.

        On October 28, 2002, we sold all of the stock of AEI, a wholly owned subsidiary, to an investor group. AEI designed and manufactured flexible automation systems for the photonics market. AEI has been accounted for as a discontinued operation and the related net assets and operating results have been reported separately from continuing operations in all years presented. Revenues applicable to this discontinued operation were $0.7 million in 2002, $2.5 million in 2001 and $1.4 million in 2000. AEI was merged with Axsys on October 18, 2000.

        On April 5, 2002, we sold all of the stock of our Teletrac, Inc. subsidiary to Storage Test Solutions ("STS") of Aurora, Colorado. Teletrac, which was based in Santa Barbara, California, designed and manufactured high-performance spin stands that are used in the test and certification of data storage recording heads found in magnetic disk drives. As a result of the sale, we closed our Santa Barbara manufacturing facility and relocated our micro-positioning stage, laser interferometer and autofocus product lines to our Imaging Systems division located in Rochester Hills, Michigan. Axsys sold the stock of Teletrac in exchange for an interest-bearing $850,000 note, which provides for payments equal to ten percent of the revenues generated from the sales of spin stands by STS with the balance, if any, due in five years. Because of the uncertain market conditions for data storage products and the terms of the note, Axsys has reserved the entire value of this note and will record any principal and interest payments as ordinary income during the period received. As a result of this sale, an asset impairment and cost of sale charge of $1.0 million has been included in Axsys' Consolidated Statement of Operations. Under applicable accounting principles, Teletrac has not been treated as a discontinued operation.

        During June of 2001, we closed a manufacturing support facility located in Manchester, Connecticut. The costs associated with closing the California and Connecticut operations are included in continuing operations.

        On September 30, 2000, Teletrac acquired Westlake Technology Corporation ("Westlake"). This acquisition has been accounted for using the purchase accounting method. Accordingly, the results of

Westlake have been included in Axsys' Consolidated Statement of Operations since the date of acquisition.

        On March 17, 2000, Axsys sold the net assets of the Beau Interconnect division for $31.8 million in cash and recorded an after-tax gain of approximately $14.1 million in the first quarter of 2000. Beau designed and manufactured interconnect-devices, barrier terminal blocks and connectors. Beau has been accounted for as a discontinued operation and the related net assets and operating results have been reported separately from continuing operations. Revenues applicable to this discontinued operation during 2000 were $846,000.

Results of Operations

        The following tables set forth selected financial data from continuing operations on a consolidated and segment basis for the years ended December 31, 2002, 2001, and 2000. The segment tables, shown below, exclude one-time charges, which are shown separately.

Consolidated Overview

(in thousands and as a percentage of sales)

	Years Ended December 31,
	2002		2001		2000
Sales	$79,586	100.0%	$86,131	100.0%	$90,421	100.0%
Cost of sales	60,500	76.1%	73,288	85.1%	71,208	78.8%

Gross margin	$19,086	23.9%	$12,843	14.9%	$19,213	21.2%

        Overall sales from continuing operations for the year ended December 31, 2002 decreased compared to 2001 and 2000. As indicated below, the Aerospace and Defense segment has seen modest growth over the prior two years while depressed markets have impacted the Commercial Products and Distributed Products segments.

Aerospace and Defense Segment

(in thousands and as a percentage of sales)

	Years Ended December 31,
	2002		2001		2000
Sales	$45,869	100.0%	$42,914	100.0%	$35,695	100.0%
Cost of sales	36,994	80.7%	35,174	82.0%	31,201	87.4%

Gross margin	$8,875	19.3%	$7,740	18.0%	$4,494	12.6%

        Sales in the Aerospace and Defense segment increased 6.9% for the year ended December 31, 2002 compared to 2001. In addition, sales in this segment increased 20.2% for the year ended December 31, 2001 compared to 2000. The increases in revenue are primarily due to increased sales of our beryllium machined products and increased sales of our optical components to the aerospace and defense market.

        Gross margin as a percent of sales for the year ended December 31, 2002 increased compared to the prior year. Operational improvements, including improved quality, material procurement and facility management, have contributed to improved margins compared to 2001. Significant improvements in gross margin for the year ended December 31, 2001 compared to 2000 were primarily the result of a Cost Reduction Program implemented in June of 2001. (See Note 2 of the Consolidated Financial Statements.)

Commercial Products Segment

(in thousands and as a percentage of sales)

	Years Ended December 31,
	2002		2001		2000
Sales	$13,569	100.0%	$20,192	100.0%	$23,476	100.0%
Cost of sales	9,003	66.3%	14,638	72.5%	16,254	69.2%

Gross margin	$4,566	33.7%	$5,554	27.5%	$7,222	30.8%

        Sales in the Commercial Products segment declined 32.8% for the year ended December 31, 2002 as compared to 2001, while sales in 2001 were down 13.9% compared to 2000. On April 5, 2002, we sold our data storage business in Santa Barbara, California, which had sales of $2.1 million in 2001 and $3.6 million in 2000. These sales are included in the above table. Additionally, the decline in shipments is partially a result of a general downturn in the market for air bearing scanners, which began in the second quarter of 2001.

        Gross margin, as a percent of sales, increased during 2002 as compared to 2001, reflecting operational improvements including the closure of the Santa Barbara facility during the second quarter of 2002 and the closure of a manufacturing support facility in Connecticut during the second quarter of 2001. (See Note 2 of the Consolidated Financial Statements.) The 3.3% decline in gross margin from fiscal year 2001 compared to 2000 was primarily the result of a decline in data storage sales.

Distributed Products Segment

(in thousands and as a percentage of sales)

	Years Ended December 31,
	2002		2001		2000
Sales	$20,148	100.0%	$23,025	100.0%	$31,250	100.0%
Cost of sales	14,367	71.3%	15,815	68.7%	21,191	67.8%

Gross margin	$5,781	28.7%	$7,210	31.3%	$10,059	32.2%

        Sales in the Distributed Products segment declined 12.5% for the year ended December 31, 2002 as compared to 2001, while sales in fiscal year 2001 declined by 26.3% compared to fiscal year 2000. The decline in revenue is driven primarily by the overall weakness in the U.S. economy. In 2001 and 2002, conditions were very weak in the industrial automation and commercial markets for our precision ball bearings, including lower sales to electronic capital equipment markets, which had been particularly strong in 2000.

        Gross margin as a percent of sales decreased 2.6% in 2002 compared to 2001, primarily due to additional excess inventory reserves taken in 2002 as a result of lower sales volumes. Gross margin, as a percentage of sales, decreased by 0.9% in fiscal year 2001 compared to fiscal year 2000, which was the result of decreased revenues.    Adjusting for the inventory reserve adjustments in 2002, gross margin percentages have remained relatively stable despite decreased revenues, as we have reacted to the depressed market conditions by lowering overhead and reducing spending.

One- time Charges included in Cost of Sales (Non-allocated)

(in thousands and as a percentage of sales)

	Years Ended December 31,
	2002		2001		2000
One-time charges	$136	0.2%	$7,661	8.9%	$2,562	2.8%

During 2002, we recorded a one-time charge of $136 thousand for the elimination of some small product lines resulting from the closure of the California facility. During the second quarter of 2001, in conjunction with the Cost Reduction Plan, we recorded a one-time charge of $7.7 million, which primarily included a $4.4 million charge for excess and obsolete inventory disposals and $2.9 million charge for loss contract reserves for two long-term government contracts. During the first quarter of 2000, we recorded a one-time charge of $2.6 million when we re-evaluated slow moving and potentially obsolete inventory as part of the Strategic Realignment Plan. These charges are included in cost of sales but are not allocated to a particular segment. (See Note 2 of the Consolidated Financial Statements.)

Operating Expenses

(in thousands and as a percentage of sales)

	Years Ended December 31,
	2002		2001		2000
Selling, general and administrative expenses	$16,262	20.4%	$18,500	21.5%	$21,277	23.5%
Research and development expenses	1,003	1.3%	1,704	1.9%	3,295	3.6%
Restructuring and special charges	1,854	2.3%	1,360	1.6%	1,813	2.0%

        Selling, general and administrative expenses.    Selling, general and administrative ("SG&A") expenses were $16.3 million in 2002 compared to $18.5 million in 2001, a net decrease of $2.2 million. The decrease is primarily a result of the closure of the California and Connecticut facilities, which accounted for savings of $1.0 million for 2002 compared to the prior year, lower incentive compensation as a result of lower revenues and lower overall spending. SG&A expenses were 13.0% lower in fiscal year 2001 compared to fiscal year 2000 primarily as a result of the 2001 Cost Reduction Plan. (See Note 2 of the Consolidated Financial Statements.)

        Research and development expenses.    Research and development ("R&D") expenses were $1.0 million in 2002 compared to $1.7 million in 2001. The decrease was primarily due to the closure of the California and Connecticut facilities. The 48.3% reduction in R&D spending in 2001 as compared to 2000 is a result of the June 2001 closure of the Connecticut facility, which was primarily an R&D facility. (See Note 2 to the Consolidated Financial Statements.)

        Restructuring charges.    Costs categorized as restructuring charges were $1.9 million in 2002, $1.4 million in 2001 and $1.8 million in 2000. (See Note 2 to the Consolidated Financial Statements.)

        During 2002, restructuring charges included $0.3 million for termination expenses incurred in connection with the restructuring of the business, $1.0 million associated with asset write-downs and severance expenses resulting from the sale of Teletrac and $0.6 million of costs relating to the relocation of some Commercial OEM product lines from Santa Barbara, California to Rochester Hills, Michigan.

        During 2001, in conjunction with the Cost Reduction Plan, Axsys recorded restructuring charges of $1.4 million. The restructuring charges were recorded for severance pay and benefits for sixty employees and exit costs relating to the closing of two facilities.

        During 2000, in conjunction with the Strategic Realignment Plan, Axsys recorded a restructuring charge of $1.8 million for a workforce reduction of 50 employees and the relocation or consolidation of two facilities.

Other Income and Expenses

        Interest income and expense, net.    Net interest expense was $22 thousand in the year ended December 31, 2002, compared to net interest income of $153 thousand and $496 thousand in 2001 and 2000, respectively. The decline in interest income since 2000 is a result of lower prevailing interest rates and lower average investment balances. In addition, interest income of $39 thousand in 2002, $64 thousand in 2001 and $96 thousand in 2000, from a note receivable, has declined as the principal balance has been reduced.

        Other income and expense, net.    Net other income in 2002 was $10 thousand compared to other income of $207 thousand in 2001 and $324 thousand in 2000. During 2002, we recorded a charge of $232 thousand for the disposal of fixed assets. We also received income of $298 thousand in 2002, $232 thousand in 2001 and $233 thousand in 2000, which was recovered from a fully reserved note from the 1998 sale of Sensor Systems.

        Taxes.    The consolidated effective tax rate for continued and discontinued operations was 2.6% for the year ended December 31, 2002 compared to 37.0% in 2001 and 39.1% in 2000. The changes in the effective rates are primarily due to the establishment of a valuation allowance partially offset by an anticipated capital loss carry back benefit relating to the sale of Teletrac, Inc. The effective tax rate for discontinued operations in 2002 is 37.8%. The tax provision for continuing operations for 2002 was $3.0 million primarily as a result of two events. In accordance with the Statement of Financial Accounting Standards No. 109, in 2002 we established a $4.6 million valuation allowance against our deferred tax asset. As we record income in the future, we will reduce this valuation allowance accordingly. The tax expense recorded as a result of the valuation allowance was partially offset by a tax benefit resulting from a permanent book and tax basis difference on the sale of Teletrac, Inc. At December 31, 2002, we continued to recognize a portion of our deferred tax asset as we have a prudent and feasible tax planning strategy, which we would implement before allowing any of our deferred tax benefits to expire.

        Discontinued operations.    During the third quarter of 2002, we decided to divest our Automation Group. We completed the disposal of the Group in the fourth quarter of 2002. During 2002, we recorded a special charge of $1.7 million, net of taxes, which included $729 thousand for the impairment of assets and $980 thousand of closing related expenses. These costs are discussed in more detail in Note 4 to the Consolidated Financial Statements. The loss, net of tax, from these operations included in discontinued operations was $2.7 million in 2002 compared to $1.9 million in 2001 and $0.4 million in 2000. The remainder of the loss from discontinued operations in 2002 included a $203 thousand charge for an environmental related expense for a previously divested operation, which was partially offset by $24 thousand of income from the reversal of unutilized reserves primarily associated with the sale of the Beau Interconnect division in 2000.

        In March 2000, we sold the Beau Interconnect division. Results of operations from the discontinued business have been reported separately from continuing operations in all periods presented. The sale of Beau resulted in a gain of $22.5 million before a tax provision of $8.4 million. We also recorded a charge of $1.3 million, before a tax benefit of $0.5 million, to increase environmental accruals for the remediation of two former operating sites. During 2000, our environmental consultants advised us to increase these accruals to better reflect the ongoing costs to complete the remediation of these sites. (See Note 4 to the Consolidated Financial Statements.)

        Net income.    We had a net loss of $7.1 million in 2002, a new loss of $7.2 million in 2001 and net income of $9.5 million in 2000. During 2002, we sold our Automation Group, which resulted in a net loss of $4.4 million including both operating losses and loss on the sale. In addition, we recorded a tax provision of $2.9 million from continuing operations, which was primarily the result of the establishment of a valuation allowance to reduce our net deferrred tax assets. In 2001, we recorded a restructuring and special charge associated with our Cost Reduction Plan of $5.8 million, net of taxes. In addition, our Automation Group incurred a net loss of $1.9 million. During 2000, we sold our Beau division, which resulted in a net gain of $14.1 million and recorded a restructuring and special charge associated with our Strategic Realignment Plan of $3.3 million, net of taxes.

Liquidity and Capital Resources

        Axsys funds its operations primarily from cash flow generated by operations, cash on hand and, to a limited extent, capital lease financing. As of December 31, 2002, cash and cash equivalents totaled $9.9 million.

        Net cash provided by or (used in) operations was $1.8 million, ($1.8) million and ($9.0) million for the years ended December 31, 2002, 2001 and 2000, respectively. In 2002, Axsys' net loss of $7.1 million included a $4.6 million deferred tax valuation allowance, $2.7 million of depreciation and $856 thousand of losses on capital asset disposals. In 2002, we received a $3.5 million federal income tax refund. We also incurred $4.0 million in cash costs related to our discontinued Automation Group. During 2002, we collected $2.5 million in customer advances for our beryllium-based products offset by $1.4 million in increased inventories for these products.

        In 2001, Axsys' net loss of $7.2 million was offset by depreciation and amortization of $2.9 million as well as working capital changes. Accounts receivable declined $3.1 million, reflecting lower fourth quarter sales in 2001. Inventory levels declined by $3.8 million, including the effects of inventory write-downs taken with the 2001 Cost Reduction Plan. Current tax receivable increased by $3.6 million, due to an anticipated significant tax refund, which was received in 2002, for net operating losses generated in 2001. Trade accounts payable declined by $2.5 million in response to lower production volume and reduced year-end capital spending compared to the prior year. Long-term liabilities increased $1.8 million, which was primarily the result of a reserve for a loss on a long-term government contract.

        In 2000, our net income of $9.5 million, which included the non-operating gain on the sale of Beau of $14.1 million, was offset by depreciation and amortization of $3.1 million. Axsys made income tax payments of $4.9 million related to the gain on the sale of Beau. Accounts receivable balances increased by $2.2 million due to higher billings at the end of the fourth quarter in 2000. This effect was partially offset by a decrease in inventories and other assets.

        Net cash (used in) or provided by investing activities was ($0.8) million, ($2.3) million and $28.0 million for the years ended December 31, 2002, 2001 and 2000, respectively. Investing activities in 2002 were principally related to capital spending of $1.5 million, which was lower than spending levels in 2001 and 2000. Significant investments in 2002 and 2001 were focused on upgrading precision machining capabilities and test and measurement equipment for imaging and motion control products. Capital spending in 2000 included an investment of $1.3 million to expand the Motion Control manufacturing facility as well as investments in telecommunications infrastructure. In 2000, the major source of funds was the $31.8 million in gross proceeds from the divestment of Beau in March 2000.

        Net cash (used in) financing activities was ($0.9) million, ($0.8) million and ($4.6) million for the years ended December 31, 2002, 2001 and 2000, respectively. In general, cash used in financing activities is for the repayment of capital leases. In addition, in 2000, Axsys repaid the outstanding balance of $4.6 million on borrowings under an $11.0 million senior secured revolving credit facility in conjunction with the sale of Beau on March 17, 2000. The credit facility was subsequently terminated.

        As of December 31, 2002, Axsys had no significant obligations or commitments for capital expenditures other than those arising in the ordinary course of business. Management believes that the Company has sufficient funds on hand to finance its operations, capital expenditures, and working capital requirements for the foreseeable future.

        The following table reflects a summary of our contractual cash obligations and other commercial commitments as of December 31, 2002:

	Payments Due by Period
Contractual Cash Obligations	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
	(in thousands)
Operating leases	$8,125	$1,435	$2,784	$1,916	$1,990
Capital leases	2,246	1,055	1,034	157	—

Total	$10,371	$2,490	$3,818	$2,073	$1,990

Backlog

        A substantial portion of our business is of a build-to-order nature requiring various engineering, manufacturing, testing and other processes to be performed prior to shipment. As a result, a significant portion of our annual sales is in our backlog of orders. Our backlog of orders increased by 26 percent or $12.7 million, to $61.5 million at December 31, 2002 from $48.8 million at December 31, 2001. Strong bookings in the Aerospace and Defense segment during 2002 have contributed to our increased backlog. We believe that a substantial portion of our backlog of orders at December 31, 2002 will be shipped over the next twelve months.

Critical Accounting Policies

        Our significant accounting policies and methods used in the preparation of our Consolidated Financial Statements are described in Note 1 to the Consolidated Financial Statements. The following is a brief discussion of the more significant accounting policies and methods used by us.

        General.    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to inventory valuation and the adequacy of allowances for doubtful accounts, inventory valuation, long-term loss contract reserves and environmental contingencies. Actual amounts could differ significantly from these estimates.

        Allowance for doubtful accounts.    We periodically review the aging of our accounts receivable over ninety days to identify potentially uncollectible accounts and establish reserves based on experience and discussion with customers. Actual write-offs could differ from our allowance for doubtful accounts. If circumstances change, (i.e., higher than expected defaults or an unexpected material adverse change in a customers ability to meet its financial obligations) our estimates of recoverability of amounts due to us could be reduced by a material amount.

        Inventory valuation.    We value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. We regularly review inventory quantities on hand and record a provision for excess or obsolete inventory based on current requirements and historical usage. As demonstrated during 2002, demand for our products can fluctuate. A significant increase in the demand for our products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess or obsolete inventory quantities on hand. In addition, some of our industries are characterized by rapid technological change or frequent new product development that could result in an increase in the amount of obsolete inventory on hand. Additionally, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess or obsolete inventory.    In the future, if our inventory were determined to be overvalued, we would be required to recognize those costs in our cost of goods sold at the time of such determination. Likewise, if our inventory is undervalued, we may have over-reported our costs of goods sold in previous periods and would be required to recognize additional operating income at the time of sale. Therefore, although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.

        Long-term loss contract reserves:    Two long-term contracts are covered by a loss contract reserve. We accrued for these contracts based on the contract price and the current cost structure. To the extent future manufacturing costs (i.e., labor rates and material costs) change, our loss contract reserves will be impacted.

        Environmental contingencies.    We are currently involved in several environmental remediation projects. We accrue for environmental contingencies when (1) responsibility for clean-up is determined and (2) costs are probable and reasonably estimatable. When costs are not probable and reasonably estimatable, no accrual is made. As discussed in Note 4 to the Consolidated Financial Statements, we have accrued our estimate of the probable costs for the resolution of these claims. These estimates have been developed in consultation with outside environmental consultants handling these matters and are based upon an analysis of the anticipated remediation plans. We do not anticipate these projects will have a material adverse effect on our consolidated financial position. It is possible, however, that future results of operations could be materially affected by changes in our assumptions.

Recently Issued Accounting Standards

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146), which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity, including Certain Costs Incurred in a Restructuring" (EITF 94-3). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. In addition, SFAS No. 146 establishes that fair value is the basis for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The effect of adoption of SFAS 146 is dependent on our activities subsequent to adoption.

        In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 148, "Accounting for Stock-Based Compensation—Transition and Disclosure". SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure requirements are effective for fiscal years ending after December 15, 2002. The Company adopted the disclosure provisions for this Form 10-K. The Company will continue to account for stock-based compensation under the provisions of APB Opinion No. 25 "Accounting for Stock Issued to Employees" using the "intrinsic value" method. Accordingly, the adoption of SFAS 148 is not anticipated to have a material effect on the Company's financial position, results of operations, or cash flows.

Cautionary Factors That May Affect Future Results

        This filing contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding our ability to reduce design and manufacturing lead times and manufacturing costs, our ability to integrate existing technologies, our ability to implement our strategy to develop and sell, among other things, higher level subsystems, the changes to be achieved from our cost reduction efforts, our objective to grow through strategic acquisitions and anticipated expenditures for environmental remediation. One can identify these forward-looking statements by the use of the words such as "expect," "anticipate," "plan," "may," "will," "estimate" or other similar expressions. Discussion containing such forward-looking statements is found in the material set forth under "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as within the filing generally. One should understand that many factors could cause actual results to differ from those expressed or implied in the forward-looking statements. These factors include those discussed below as well as inaccurate assumptions. Axsys cautions the reader, however, that this list of factors may not be exhaustive.

Risk Factors

        The following risk factors should be considered carefully in addition to the other information contained in this filing.

        The Aerospace and Defense industry, which represents the majority of our sales, is subject to economic cycles.    A significant portion of our business and business development efforts is concentrated in the aerospace and defense industry. Our business depends, in significant part, upon the U.S. Government's continued demand in the area of defense for high-end, high performance components and subsystems of the type that we manufacture. Approximately 42% of our net sales in 2002, 35% of net sales in 2001 and 28% in 2000 were derived directly from contracts with the U.S. Government, or its agencies or departments, or indirectly from subcontracts with U.S. Government contractors. The majority of these Government contracts are subject to termination and renegotiation. As a result, our business, financial condition and results of operations may be materially affected by changes in U.S. Government expenditures for defense. In addition, we cannot assure you that current and future Government programs will continue to use our products.

        Our operating results may vary substantially due to factors that are difficult to forecast.    Factors such as announcements of technological innovations or new products by Axsys or our competitors, domestic and foreign general economic conditions and the cyclical nature of the industries that we serve could cause substantial variations in our operating results. The defense, aerospace, semiconductor, electronics capital equipment, high-performance graphic art, medical imaging capital equipment, industrial automation OEM and MRO markets, each of which represents a significant market for our products, have historically been subject to substantial economic fluctuations due to changing demands for their products and services, introduction of new products and product obsolescence. Any future fluctuations arising from these or other conditions could have an adverse impact on our business, financial condition or results of operations. We have experienced, and expect to continue to experience, significant fluctuations in our quarterly and annual operating results due to a variety of factors, including:

  •
  market acceptance of new and enhanced versions of our products

  •
  timing and shipment of significant orders

  •
  mix of products sold

  •
  length of sales cycles

  •
  plant openings and closings

  •
  the timing of acquisitions or dispositions

  •
  delays in raw materials shipments, as well as other manufacturing delays and disruptions;

  •
  completion of large projects

  •
  the level of backlog of orders

  •
  domestic and foreign general economic conditions, and

  •
  demand in the markets that we serve

        To some extent, primarily in our bearing distribution division, our net sales and operating results for a specific quarter will depend upon generating orders to be shipped in the same quarter in which the order is received. The failure to receive anticipated orders or delays in shipments near the end of a particular quarter, due, for example, to unanticipated rescheduling or cancellations of shipments by our customers or unexpected manufacturing difficulties, may cause our net sales in a particular quarter to fall significantly below expectations, which could have a material adverse effect on our business, financial condition and results of operations for such quarter.

        The rapid pace of technological change will require continuous new product development.    Our success will continue to depend in substantial part upon our ability to introduce new products that keep pace with technological developments and evolving industry standards and to apply appropriate levels of engineering, research and development resources necessary to keep pace with these developments. In addition, our success will depend on how well we respond to changes in customer requirements and achieve market acceptance for our products and capabilities. Any failure by Axsys to anticipate or respond adequately to technological developments and customer requirements could have a material adverse effect on our business, financial condition and results of operations. In order to develop new products successfully, we are dependent upon close relationships with our customers and their willingness to share proprietary information about their requirements and participate in collaborative efforts with us. We cannot assure you that our customers will continue to provide us with timely access to information or that we will be successful in developing and marketing new products and services or their enhancements. In addition, we cannot assure you that the new products and services or their enhancements, if any, that we develop, will achieve market acceptance.

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

        In addition, a substantial investment is required by an existing or potential customer to integrate components and subsystems into their product design. We believe that once a customer has selected particular components or subsystems from one vendor, the customer generally relies upon that vendor to provide equipment for the specific product application and may seek to rely upon that vendor to meet other component or subsystem requirements. Accordingly, Axsys may be at a competitive disadvantage with respect to a prospective customer that chooses to utilize a competitor's components or subsystems.

        Further, there are numerous competitors in markets to which we distribute precision ball bearings. Our competitors, who vary in size, include other ball bearings distributors as well as ball bearing manufacturers.

        The bases of competition in the industries in which we compete could shift and we may not be able to compete successfully.

        Our levels of international sales and purchases could pose risks to our operating results.    Our international sales from continuing operations accounted for approximately 18.1% of net sales in 2002, 21.0% in 2001, and 19.7% in 2000. In addition, our products are sold to domestic customers who use them in products they sell to international markets. Also, we purchase a substantial portion of our ball bearing products from two foreign suppliers and certain other products from other foreign suppliers. Our international sales and purchases are subject to a number of risks generally associated with international operations, including general economic conditions, import and export duties and restrictions, currency fluctuations, changes in regulatory requirements, tariffs and other barriers, political and economic instability and potentially adverse tax consequences. Any of these factors could have a material adverse effect on our business, financial condition and results of operations.

        We may not be able to successfully manage expanded operations and acquisitions.    As part of our business development strategy, we plan to pursue acquisitions in order to expand our product offerings, add to or enhance our base of technical and sales personnel or provide desirable customer relationships. This growth could result in a significant strain on our managerial, financial, engineering and other resources. The rate of our future expansion, if any, in combination with the complexity of the technologies involved in our businesses, may demand an unusually high level of managerial effectiveness in anticipating, planning, coordinating and meeting our operational needs as well as the needs of our customers. Additionally, we cannot assure you that Axsys will be able to acquire complementary businesses on a cost-effective basis, integrate acquired operations into our organization effectively, retain and motivate key personnel, or retain customers of acquired firms. We compete for attractive acquisition candidates with other companies or investors, and that competition could increase the cost of pursuing our acquisition strategy or reduce the number of attractive candidates to be acquired. Although Axsys reviews and considers possible acquisitions on an on-going basis, no specific acquisitions are being negotiated or planned as of the date of this report.

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

        We must protect our intellectual property rights.    The patents of competitors could impact our business. Our ability to compete effectively with other companies will depend, in part, on our ability to maintain the proprietary nature of our technology. We rely upon a combination of patents, trademarks and trade secrets, non-disclosure agreements and other forms of intellectual property protection to safeguard our proprietary technology. We cannot assure you as to the degree of protection offered by these patents. We also cannot assure you that we will be able to maintain the confidentiality of our trade secrets or that our non-disclosure agreements will provide meaningful protection of our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information.

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

        During 2000, Axsys recorded a charge to discontinued operations of $1.3 million, before a tax benefit of $0.5 million, relating to increases in reserves for certain environmental costs associated with formerly owned properties. The current accruals of $1.2 million associated with these sites assume that various approvals will be received from state regulatory authorities. However, we cannot assure you that we will receive these approvals. If these approvals are not received, our costs could increase substantially. In addition, even if such approvals are received, the costs actually incurred may exceed the reserves established.

        During December 2001, we received a letter from the United States Environmental Protection Agency ("EPA") notifying us that we are considered to be a potentially responsible party at a site located in Prospect, Connecticut, which until 1978 was owned by a former subsidiary. It is our policy to accrue environmental cleanup related costs only when those costs are believed to be probable and can be reasonably estimated. The quantification of environmental exposure with respect to this site, if any, requires an assessment of many factors, including the quality of information available, the assessment stage of each investigation, preliminary findings and the length of time involved in remediation. In 2002, Axsys recorded a charge to discontinued operations of $203 thousand, net of taxes relating to attorney fees for researching our connection to the site and our response to the EPA.

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

        We must continue to invest significant resources to maintain and upgrade our manufacturing capabilities.    We have invested, and intend to continue to invest, in state-of-the-art equipment in order to increase, expand, update or relocate our manufacturing capabilities and facilities. Changes in technology or sales growth beyond currently established manufacturing capabilities would require that we make further investment. We cannot assure you that we will generate sufficient funds from operations to finance any required investment or that other sources of funding will be available on terms acceptable to us, if at all. In addition, any further expansion could negatively impact our business, financial condition or results and operations.

        One shareholder controls a significant block of Axsys stock and this concentration could affect important operating decisions.    The Chairman of the Board and Chief Executive Officer of Axsys owns approximately 27% of the outstanding common stock as of December 31, 2002. As a result, he will have the ability to exert influence with respect to corporate actions, including the election of directors and certain sales or mergers and acquisitions.

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

        Certain anti-takeover provisions could cause harm to our shareholders.    Our Certificate of Incorporation, as amended (the "Certificate of Incorporation"), our By-Laws (the "By-Laws") and the Delaware General Corporation Law ("DGCL") contain various provisions which could delay or impede the removal of incumbent directors and could make a merger, tender offer or proxy contest involving Axsys more difficult, even if such a transaction would be beneficial to the interests of the shareholders, or could discourage a third party from attempting to acquire control of Axsys.

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

        In addition, we are subject to section 203 of the DGCL, which, among other things and subject to various exceptions, restricts certain business transactions between a corporation and a shareholder owning 15% or more of the corporation's outstanding voting stock (an "interested shareholder") for a period of three years from the date the shareholder becomes an interested shareholder. These provisions may have the effect of delaying or preventing a change of control of Axsys without action by the shareholders and, therefore, could adversely affect the price of our common stock. In the event of a change of control of Axsys, the vesting of outstanding options issued under our long-term stock incentive plan may be accelerated at the discretion of the committee administering the plan or may be required to be accelerated under certain circumstances provided for in incentive agreements.

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

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        No reference is necessary since the information was previously reported.

PART III

        The information required by items 10, 11, 12 and 13 of Part III, other than the table required by Item 201(d) of Regulation S-K, is incorporated by reference to Axsys' definitive proxy statement for its 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days following the end of Axsys' fiscal year ended December 31, 2002. If such proxy statement is not so filed, that information will be filed as an amendment to this Form 10-K within 120 days following the end of Axsys' fiscal year ended December 31, 2002.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

        Except for the information concerning equity compensation plans, the information required by this item is incorporated by reference from our 2003 Proxy Statement under the caption, "Securities Ownership of Directors and Officers." The following table gives information about our equity securities that may be issued under equity compensation plans as of December 31, 2002. Those securities are shares of common stock that can be issued under our existing Long-Term Stock Incentive Plan.

Plan category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding price of options, warrants and rights (b)	Number of shares of common stock remaining available for further issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	516,735	$14.90	217,115
Equity compensation plans not approved by security holders	—	—	—

Total	516,735	$14.90	217,115

Item 14.    CONTROLS AND PROCEDURES

        Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's chief executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. Based upon that evaluation, the chief executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings.

        Subsequent to the date the Company carried out its evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls.

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) and (2) and (d) Financial Statements

        See accompanying index to consolidated financial statements and schedule.

(a)(3)Exhibits

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
10(4)	Severance Protection Agreement between the Company and Kenneth F. Stern dated as of February 11, 1999 (filed as Exhibit 10(4) to the March 31, 1999 Form 10-Q and incorporated herein by reference).
10(5)	Amendment to Axsys Technologies, Inc. Long-Term Stock Incentive Plan (filed as Exhibit A to the Company's Proxy Statement dated April 24, 2000 and incorporated herein by reference).
10(6)	Employment Agreement, dated as of October 18, 2000, between the Company, and Stephen W. Bershad (filed as Exhibit 10(27) to the December 31, 2000 Form 10-K and incorporated herein by reference).
10(7)	Form of Indemnification Agreement for all Directors and Officers of the Company (filed as Exhibit 10(30) to the December 31, 2001 Form 10-K and incorporated herein by reference).
10(8)	Letter Agreement between David A. Almeida and the Company dates as of November 14, 2001 (filed as Exhibit 10(31) to the December 31, 2001 Form 10-K and incorporated herein by reference).
10(9)	Change in registrant's certifying accountant (filed as Exhibit 16 to the May 23, 2002 Form 8-K and incorporated herein by reference).
10(10)	Letter Agreement between Stephen W. Bershad and the Company dated November 12, 2002, extending term of initial period of his Employment Agreement.
10(11)	Summary of Management Incentive Plan.
21	Subsidiaries of the Registrant

22	Consent of Ernst and Young LLP
99(1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer
99(2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer

(b)  Reports on Form 8-K

        None during the quarter ended December 31, 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 24, 2003

AXSYS TECHNOLOGIES, INC. (Registrant)
By:	/s/ STEPHEN W. BERSHAD Stephen W. Bershad Chairman of the Board of Directors and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated this the 24th day of March 2003.

/s/ STEPHEN W. BERSHAD Stephen W. Bershad	Chairman of the Board of Directors and Chief Executive Officer
/s/ DAVID A. ALMEIDA David A. Almeida	Vice President, Chief Financial Officer, Treasurer & Secretary
/s/ ANTHONY J. FIORELLI, JR. Anthony J. Fiorelli, Jr.	Director
/s/ ELIOT M. FRIED Eliot M. Fried	Director
/s/ RICHARD F. HAMM, JR. Richard F. Hamm, Jr.	Director
/s/ ROBERT G. MCCONNELL Robert G. McConnell	Director

CERTIFICATION

I, Stephen W. Bershad, certify that:

1.
I have reviewed this annual report on Form 10-K of Axsys Technologies, Inc.

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c.
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

b.
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
March 24, 2003

/s/ Stephen W. Bershad Stephen W. Bershad Chief Executive Officer

CERTIFICATION

I, David A. Almeida, certify that:

1.
I have reviewed this annual report on Form 10-K of Axsys Technologies, Inc.

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c.
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

b.
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
March 24, 2003

/s/ David A. Almeida David A. Almeida Chief Financial Officer

ANNUAL REPORT ON FORM 10-K

ITEM 8, ITEM 14(a)(1) and (2) and ITEM 14(d)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2002

AXSYS TECHNOLOGIES, INC.

FORM 10-K—ITEM 14(a)(1) and (2) and Item 14(d)

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

REPORT OF INDEPENDENT AUDITORS

To the Shareholders of
Axsys Technologies, Inc.:

        We have audited the accompanying consolidated balance sheets of Axsys Technologies, Inc., a Delaware corporation, and its subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 14(d). These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Axsys Technologies, Inc. and subsidiaries, at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 1 to the Consolidated Financial Statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets".

                      ERNST & YOUNG LLP

Hartford, Connecticut
February 28, 2003

AXSYS TECHNOLOGIES, INC.

Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	December 31,
	2002	2001
ASSETS
Current Assets:
Cash and cash equivalents	$9,920	$9,899
Accounts receivable, net of allowance for doubtful accounts of $509 in 2002 and $654 in 2001	10,068	10,662
Inventories	22,080	21,247
Income taxes — deferred and current	4,077	7,399
Other current assets	1,046	3,310

Total Current Assets	47,191	52,517

Property, plant and equipment, net	11,263	12,497
Excess of cost over net assets acquired, net of negative goodwill in 2001	3,600	3,065
Other Assets	318	557

Total Assets	$62,372	$68,636

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$3,108	$4,451
Accrued expenses and other liabilities	9,285	9,277
Deferred income	3,115	608
Current portion of long-term capital lease obligations	1,055	847

Total Current Liabilities	16,563	15,183

Capital leases, less current portion	1,191	1,392
Other long-term liabilities	5,525	5,621
Commitments and Contingencies Shareholders' Equity
Common Stock, $.01 par value:
authorized 30,000,000 shares, issued 4,792,674 at December 31, 2002 and 2001	47	47
Capital in excess of par	39,587	39,621
Retained earnings	752	7,813
Treasury Stock, at cost, 138,988 and 96,876 shares at December 31, 2002 and December 31, 2001 respectively	(1,293)	(1,041)

Total Shareholders' Equity	39,093	46,440

Total Liabilities and Shareholders' Equity	$62,372	$68,636

See accompanying notes to consolidated financial statements.

AXSYS TECHNOLOGIES, INC.

Consolidated Statements of Operations
(Dollars in thousands, except per share data)

	Years Ended December 31,
	2002	2001	2000
Sales	$79,586	$86,131	$90,421
Cost of sales	60,500	73,288	71,208

Gross margin	19,086	12,843	19,213
Selling, general and administrative expenses	16,262	18,500	21,277
Research and development expenses	1,003	1,704	3,295
Restructuring and special charges	1,854	1,360	1,813
Amortization of intangible assets	—	(3)	105

OPERATING LOSS	(33)	(8,718)	(7,277)
Interest expense	(212)	(199)	(307)
Interest income	190	352	803
Other income	10	207	324

LOSS FROM CONTINUING OPERATIONS BEFORE TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(45)	(8,358)	(6,457)
(Provision for) benefit from income taxes	(2,969)	3,092	2,525

LOSS FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(3,014)	(5,266)	(3,932)
Discontinued Operations:
(Loss) income from discontinued operations, net of tax benefit of $2,787 in 2002, $1,108 in 2001 and provision of $8,041 in 2000	(4,582)	(1,886)	13,455
Cumulative effect of change in accounting principle	535	—	—

NET (LOSS) INCOME	$(7,061)	$(7,152)	$9,523

BASIC AND DILUTED (LOSS) EARNINGS PER SHARE:
Continuing operations	$(0.64)	$(1.12)	$(0.84)
Discontinued operations	(0.97)	(0.41)	2.89
Cumulative effect of change in accounting principle	0.11	—	—

Total	$(1.50)	$(1.53)	$2.05

Weighted average basic and diluted common shares outstanding	4,691,621	4,688,307	4,656,581

See accompanying notes to consolidated financial statements.

AXSYS TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows
(Dollars in thousands)

	Years Ended December 31,
	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(7,061)	$(7,152)	$9,523
Adjustments to reconcile net (loss) income to cash provided by (used in) operating activities:
Impairment of assets	313	—	—
Cumulative effect of change in accounting principle	(535)	—	—
Depreciation and amortization	2,663	2,932	3,062
Restructuring and special charges	1,854	1,360	1,813
Loss on disposal of capital equipment	751	261	76
Deferred income taxes, net	1,487	(306)	(2,147)
Changes in operating assets and liabilities:
Accounts receivable	594	3,062	(2,187)
Inventories	(1,380)	3,830	789
Current income tax receivable	1,552	(3,157)	—
Other current assets	(436)	57	2,315
Accounts payable	(1,343)	(2,476)	720
Accrued expenses and other liabilities	(447)	(823)	597
Deferred income	2,507	391	217
Long-term liabilities	(51)	1,773	(690)
Other-net	547	(187)	877

Net cash provided by (used in) continuing operations	1,015	(435)	14,965
Net cash provided by (used in) discontinued operations	743	(1,374)	(23,957)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,758	(1,809)	(8,992)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,380)	(2,258)	(3,268)
Net proceeds from sale of discontinued operations	541	—	31,223

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(839)	(2,258)	27,955

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of borrowings	(898)	(822)	(5,109)
Other	—	—	549

NET CASH USED IN FINANCING ACTIVITIES	(898)	(822)	(4,560)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	21	(4,889)	14,403

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	9,899	14,788	385

CASH AND CASH EQUIVALENTS AT END OF YEAR	$9,920	$9,899	$14,788

See accompanying notes to consolidated financial statements.

AXSYS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except per share data)

	Common Stock				Treasury
			Capital in Excess Of Par	Retained Earnings
	Shares	Amount			Shares	Amount
Balance at December 31, 1999	4,789,434	$47	$39,448	$5,442	(152,338)	$(1,638)

Net income	—	—	—	9,523	—	—
Treasury stock issued	—	—	179	—	39,086	321
Common stock issued	4,000	—	15	—	—	—
Contribution to 401(k) plan	(760)	—	33	—	4,699	51

Balance at December 31, 2000	4,792,674	47	39,675	14,965	(108,553)	(1,266)

Net loss	—	—	—	(7,152)	—	—
Treasury stock issued	—	—	(70)	—	8,400	189
Treasury stock received	—	—	—	—	(3,304)	(35)
Contribution to 401(k) plan	—	—	16	—	6,581	71

Balance at December 31, 2001	4,792,674	47	39,621	7,813	(96,876)	(1,041)

Net loss	—	—	—	(7,061)	—	—
Shares received from sale of business	—	—	—	—	(51,856)	(356)
Contribution to 401(k) plan	—	—	(34)	—	9,744	104

Balance at December 31, 2002	4,792,674	$47	$39,587	$752	(138,988)	$(1,293)

See accompanying notes to consolidated financial statements.

AXSYS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars In Thousands, Except Per Share Data)

December 31, 2002

Note 1—Summary of Significant Accounting Policies

        Business overview.    The accompanying consolidated financial statements include the accounts of Axsys Technologies, Inc. and its wholly owned subsidiaries (collectively "Axsys" or the "Company"). All material inter-company transactions and balances have been eliminated in consolidation.

        Axsys is a global leader in the design, manufacturing and distribution of precision components and systems for high technology markets. In addition, Axsys distributes precision ball bearings for use in a variety of industrial and commercial applications.

        Revenue is recognized in accordance with SEC Staff Accounting Bulletin No. 101. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Shipping & handling costs, such as freight to customers, are classified in cost of sales. Revenue under most government long-term fixed-price contracts is recognized as deliveries are made. Provisions, for estimated losses, on contracts are recorded when losses become evident.

        New accounting standards.    In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 148, "Accounting for Stock-Based Compensation—Transition and Disclosure". SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure requirements are effective for fiscal years ending after December 15, 2002. The Company adopted the disclosure provisions for this Form 10-K. The Company will continue to account for stock-based compensation under the provisions of APB Opinion No. 25 "Accounting for Stock Issued to Employees" using the "intrinsic value" method. Accordingly, the adoption of SFAS 148 is not anticipated to have a material effect on the Company's financial position, results of operations, or cash flows. (See Note 12 of Consolidated Financial Statements.) The following table illustrates the effect on net income/(loss) and income/(loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123:

	2002	2001	2000
Reported net (loss) income	$(7,061)	$(7,152)	$9,523
Stock option related employee compensation expense	(1,339)	(1,021)	(736)

Pro forma net (loss) income	(8,400)	(8,173)	8,787
Pro forma basic and diluted income(loss) per share	$(1.79)	$(1.74)	$1.89
Weighted average basic and diluted common shares outstanding	4,691,621	4,688,307	4,656,581

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146), which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity, including Certain Costs Incurred in a Restructuring" (EITF 94-3). SFAS146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. In addition, SFAS No. 146 establishes that fair value is the basis for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The effect of adoption of SFAS 146 is dependent on our activities subsequent to adoption.

        SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued in August 2001. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted this new standard in the first quarter of 2002. During the third quarter of 2002, the Company recorded impairment charges on the net assets held for sale related to the sale of the Automation Group. During the first quarter of 2002, the Company recorded an impairment charge on the net assets related to the Teletrac transaction.

        Cash and cash equivalents.    Cash and cash equivalents include highly liquid investments with an original maturity of three months or less at the date of purchase.

        Accounts receivable.    Accounts receivable, which includes only trade accounts receivables, are recorded at fair value. Credit is extended to customers typically on net 30-day terms with periodic reviews of the aging of accounts receivable to identify potentially uncollectible accounts and establish reserves based on experience and discussion with customers. The Company does not require collateral.

        Research and development.    Significant costs are incurred each year in connection with research and development ("R&D") programs that are expected to contribute to future earnings. Such costs are charged to income as incurred.

        Inventory.    Inventory values include all costs directly associated with manufacturing products: materials, labor and manufacturing overhead. These values are stated at the lower of cost or market with cost generally determined using the first-in, first-out method.

        Property, plant and equipment.    Property, plant and equipment are stated at cost, less accumulated depreciation, which includes the amortization of assets recorded under capital leases. Depreciation is provided primarily by the straight-line method using estimated lives for buildings and improvements of 20 to 25 years and from 3 to 8 years for machinery and equipment.

        Excess of Cost over Net Assets Acquired.    In 2001 and 2000, the excess of cost over net assets acquired ("Goodwill") was amortized over periods ranging from 5 to 35 years using the straight-line method. In June 2001, SFAS No. 142, "Goodwill and Other Intangible Assets", was issued and was adopted by the Company in the first quarter of 2002. In accordance with the adoption of SFAS No. 142, the Company ceased amortizing goodwill in 2002. For the year ended December 31, 2001, goodwill amortization of $140 was offset by negative amortization of $143. For the year ended December 31, 2000, goodwill amortization of $141 was offset by negative amortization of $36. If the Company had applied the provisions of this statement in 2001 and 2000, earnings per share would not have been different from the amounts reported. In accordance with the adoption of SFAS No. 142, the Company's negative goodwill of $535 as of December 31, 2001 was reversed as a cumulative effect of a change in accounting principle in the first quarter of 2002. The Company has completed its impairment testing and the remaining goodwill of $3.6 million is determined not to be impaired as of December 31, 2002. Axsys annually reviews goodwill to assess recoverability from future operations using undiscounted cash flows. Impairments are recognized in operating results when a permanent diminution in value occurs.

        Environmental contingencies.    Environmental contingencies are accrued for when responsibility for cleanup is determined and when costs are probable and reasonably estimatable.

        Earnings per share.    Basic earnings per share have been computed by dividing net income/(loss) by the weighted average number of common shares outstanding. When there is a loss from continuing operations, the computation of the dilutive net loss per share is based on the weighted average basic shares outstanding. The dilutive effect of stock options on the weighted average number of common shares would have been 16,766 in 2002, 36,364 in 2001 and 84,499 in 2000 if the effect were not anti-dilutive.

        Other income.    Other income includes principal payments of $298 in 2002, $232 in 2001 and $233 in 2000 for a fully reserved note received from the 1998 sale of Sensor Systems.

        Estimates and assumptions.    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Certain amounts in previously issued annual financial statements were reclassified to conform to the 2002 presentation.

Note 2—Restructuring and Special Charges

        Relocation of OEM Product Lines:    During the second quarter of 2002, Axsys closed its Santa Barbara, California facility and relocated various commercial product lines to Rochester Hills, Michigan. The total pre-tax cost of $1,053 associated with the relocation and facility closure included a charge of $436 for thirty terminated employees and a charge of $123 for the disposal of excess furniture and fixtures. A charge of $136 was incurred as a result of the write-off of certain inventory related to the termination of certain minor product lines. Other costs of $358 associated with the relocation included costs for the equipment relocation, employee training and recruitment and facility upgrades in Michigan, which were expensed as incurred.

        Sale of Teletrac, Inc.:    On April 5, 2002, Axsys sold all of the stock of its Teletrac, Inc. ("Teletrac") subsidiary to Storage Test Solutions ("STS") of Aurora, Colorado. In connection with the sale of Teletrac, the Company, in the first quarter of 2002, recorded a pretax charge of $1,009 associated with asset write-downs, severance payments and legal expenses. This pretax charge is recorded in restructuring and other special charges.

        Segment Reorganization:    In March 2002, Axsys announced a reorganization of the Company's market segments into three major groups. The strategic realignment resulted in a change in the composition of Axsys' reportable segments. This plan resulted in a restructuring charge of $286 pre-tax for the termination of three salaried employees in the former Automation Group, which has been included in the loss from discontinued operations. (See Note 4 of the Consolidated Financial Statements.) In addition, as part of the segment reorganization, the Company incurred a charge of $286 for the termination of the Company President.

        During 2002, Axsys recorded the following amounts as restructuring and special charges in the Consolidated Statement of Operations related to the 2002 Restructuring and Special Charge:

	Cost of Sales	Selling, General & Administrative Expense	Restructuring Charge	Total
Relocation of product lines	$136	$358	$559	$1,053
Sale of Teletrac	—	—	1,009	1,009
Segment Reorganization	—	—	286	286

Total	$136	$358	$1,854	$2,348

Anticipated cash costs	—	358	1,102	1,460
Anticipated non-cash costs	136	—	752	888

        Through December 31, 2002, the Company has spent $1,390 in connection with the 2002 restructuring and special charges. The Company anticipates the cash costs in relation to these charges will be fully expended by June 30, 2003. Total cost savings associated with the 2002 Restructuring and Special Charges are estimated to be $2.8 million annually.

        The following table shows the balance sheet activity for the restructuring accrual account as of December 31, 2002 in conjunction with the 2002 restructuring activities:

Restructuring Accrual
2002 Charges	$1,854
2002 Activity	(1,734)

Balance at December 31, 2002	$120

        2001 Cost Reduction Plan:    During the second quarter of 2001, the Company adopted a major cost reduction program (the "Cost Reduction Plan"), which resulted in a pretax charge to earnings of approximately $9,208, or $5,801 after-tax. In 2002, an additional charge of $20 was accrued for rent expense at the Manchester facility. The total cash cost of the plan is expected to be approximately $1,482 of which $1,459 had been spent through December 31, 2002.

        The Company closed a small manufacturing facility in Manchester, Connecticut and consolidated its activities into the Imaging Systems unit in Rochester Hills, Michigan. The Company closed a small, satellite facility in Newbury Park, California, and consolidated it into the facility in Santa Barbara, California. Pre-tax charges associated with these shutdowns were $138 for facility exit costs. The Company reduced its workforce at five locations by 59 people or 9% of the total workforce. The

Company has accrued $992 for all severance and outplacement costs. The Company accrued $250 to cover any legal expenses related to the cost reduction program.

        The Company reviewed its inventory and other assets. The Company recorded a charge of $2,943 to cover expected losses on two long-term defense contracts. The earnings charge also includes an increase in reserves for excess and obsolete inventories of approximately $4,425. The obsolete and excess inventory was disposed of during 2001 and 2002.

        Other costs associated with the Cost Reduction Plan include the write-off of $293 in tooling and $85 in software costs. The Cost Reduction Plan reduced expenses by approximately $2,000 in the second half of 2001, with cost reductions reaching an annualized rate of approximately $4,300.

        Through December 31, 2002, Axsys recorded the following amounts in the Consolidated Statement of Operations in connection with the 2001 Cost Reduction Plan:

	Cost of Sales	Selling, General & Administrative Expense	Restructuring Charge	Total
Inventory write-downs	$4,425	$—	$—	$4,425
Loss contract reserves	2,943	—	—	2,943
Work force reductions	—	—	1,242	1,242
Fixed asset write-downs	293	85	—	378
Facilities	—	20	118	138
Other	—	102	—	102

Total	$7,661	$207	$1,360	$9,228

Anticipated cash	—	122	1,360	1,482
Anticipated non-cash	7,661	85	—	7,746

        The following table shows the balance sheet activity for the restructuring accrual account, which includes the costs associated with the restructuring charge and the fixed asset write downs as of December 31, 2002:

Restructuring Accrual
2001 Charges	$1,738
2001 Activity	(1,080)

Balance at December 31, 2001	658
2002 Activity	(593)

Balance at December 31, 2002	$65

Cash expenditures	$1,459

        Cash expenditures include other costs directly related to the Cost Reduction Plan, such as relocation and other integration costs. These costs were not eligible for recognition at the commitment date and were expensed as incurred. The Company incurred $102 of these costs through December 31, 2001. There were no charges incurred during 2002 related to the 2001 Cost Reduction Plan. The Company anticipates the cash costs for the plan will be fully expended by June 2003.

        2000 Strategic Realignment:    On February 11, 2000, Axsys announced a restructuring plan to improve efficiency and enhance competitiveness to better serve its markets and customers (the "Strategic Realignment"). This plan resulted in a non-recurring charge of $5,398, pre-tax, a workforce reduction of 50 employees from various locations, relocation or consolidation of two of its facilities, and the write down of fixed assets and obsolete inventory.

        In 2000, Axsys recorded the following amounts in the Consolidated Statement of Operations in connection with the Strategic Realignment:

	Cost of Sales	Selling, General & Administrative Expense	Restructuring Charge	Total
Work force reductions	$—	$—	$915	$915
Lease and other facility costs	260	392	740	1,392
Inventory write-downs	2,301	—	—	2,301
Fixed asset write-downs	—	—	158	158
Other costs	—	632	—	632

Total	$2,561	$1,024	$1,813	$5,398

Cash Costs	135	1,024	1,655	2,814
Non-Cash Costs	2,426	—	158	2,584

        Below is a reconciliation of accrued charges to the timing of cash expended:

Restructuring Accrual
Q1 2000 charges	$1,862
Q2 2000 charges	297

Total accrued charges	2,159
Cash expended in 2000	(1,407)

Balance at December 31, 2000	$752

Cash expended in 2001	(752)

Balance at December 31, 2001	$—

        Other costs directly related to the Strategic Realignment, which were not eligible for recognition at the commitment date, such as relocation and other integration costs, were expensed as incurred. During 2000, Axsys incurred $941 of these other costs.

        The Strategic Realignment was completed during the fourth quarter of 2001. During 2001 and 2000, the Company disposed of obsolete inventory and tooling related to the Strategic Realignment.

        For the Strategic Realignment, total cash expended was $2,814, of which approximately $1,873 had been accrued for during the first half of 2000 and $941 was expensed as incurred.

Note 3—Acquisitions

        On September 30, 2000, Teletrac, a subsidiary of Axsys, acquired Westlake Technology Corporation ("Westlake"). Westlake designed and manufactured electronics used to test magnetic media and recording heads. This acquisition was accounted for under the purchase accounting methodology and, accordingly, the operating results have been included in the Company's Consolidated Financial Statements since the date of acquisition. The acquisition did not have a material proforma impact on the operations of 2000. The fair value of assets acquired in the Westlake transaction over the purchase price resulted in negative goodwill of $713, which was being amortized over five years. The remaining negative goodwill of $535 as of December 31, 2001 was reversed as a cumulative effect of a change in accounting principle in the first quarter of 2002 as required by SFAS No. 142.

        On October 18, 2000, Axsys merged with Automation Engineering, Inc ("AEI") in exchange for 666,667 shares of Axsys' common stock. AEI designed and manufactured flexible automation systems. This merger was accounted for under the pooling of interests method of accounting and, accordingly, the results of Axsys' operations include the accounts and operations of AEI from January 1, 2000. The Company incurred $460 of merger-related costs during 2000.

Note 4—Discontinued Operations

        During the third quarter of 2002, the Company decided to sell its Automation Group, which consisted of the Fiber Automation division in Pittsburgh, Pennsylvania and its AEI subsidiary in Wilmington, Massachusetts. On November 5, 2002, the Company sold the net assets of its Fiber Automation Division. On October 28, 2002, the Company sold the stock of AEI. The Automation Group was included in the Company's Commercial Products Group segment.

        In conjunction with the sale of the Automation Group, the Company recorded, in 2002, a loss from discontinued operations of $1,709, net of taxes. This loss included a charge of $729 for the impairment of assets and $980 of closing related expenses. The operating loss, net of tax, from discontinued operations for 2002 was $2,692. The Automation Group generated an after-tax loss of $1,886 during 2001 and $372 in 2000. Revenues from the Automation Group were $1,177 in 2002 compared to $3,079 in 2001 and $1,420 in 2000. For the Automation Group, as of December 31, 2001, the carrying amount of assets, which is included in other current assets, was $2,688 and the carrying amount of liabilities, which is included in accrued expenses and other liabilities, was $1,048.

        On December 21, 2001, Axsys received a letter from the United States Environmental Protection Agency ("EPA") notifying the Company that it is considered to be a potentially responsible party for a site located in Prospect, Connecticut, which until 1978 was owned by a former subsidiary. The letter also demanded payment of approximately $25 in past response costs and unspecified future costs. In November of 2002, the Company filed a response to the EPA challenging its liability for this site. Currently, the Company is awaiting a response from the EPA. In 2002, a charge to discontinued

operations was recorded for $203, net of taxes, related to attorney fees in connection with researching the Company's connection to the site and response to the EPA.

        On March 17, 2000, Axsys sold the net assets of its Beau Interconnect division ("Beau") for $31,800 in cash and recorded an after-tax gain of approximately $14,080 in the first quarter of 2000. Beau designed and manufactured interconnect devices, barrier terminal blocks and connectors. Beau has been accounted for as a discontinued operation and accordingly, the operating results and the gain on sale have been reported separately from continuing operations in 2000. Revenues applicable to this discontinued operation were $846 during 2000. A portion of the proceeds from the sale was used to pay off a credit facility of $4,200.

        During 2000, Axsys' environmental consultants advised that the costs associated with the remediation of two sites, which were previously part of a discontinued operation were estimated to be higher than originally anticipated. The estimates to remediate these sites ranged from approximately $1,200 to $1,900. Actual costs may be different than these estimates. Based on this information, Axsys increased its accrual relating to these sites in fiscal 2000 by $1,258 to a total of $1,598, which is included in the 2000 results from discontinued operations.

Note 5—Shareholders' Equity

Common Stock—

        On October 18, 2000, Axsys issued 666,667 shares of common stock in connection with the merger of Automation Engineering, Inc.

Treasury Stock—

        During 2001, Axsys accepted 3,304 shares of stock in lieu of cash for the exercise of a stock option grant.    During 2002, Axsys took back 51,856 shares of stock in connection with the sale of Automation Engineering, Inc. Axsys uses these shares for general corporate purposes, including the satisfaction of commitments under its employee benefit plans.

Note 6—Long-Term Debt and Capital Leases

	2002	2001
Capital lease obligations	2,246	2,239
Less current portion	1,055	847

	$1,191	$1,392

        Axsys has financed the acquisition of certain machinery and equipment with capital lease obligations. During 2001, the Company established a $3,000 capital lease line of credit. The capital lease line of credit was utilized to purchase $762 of equipment in 2001 and $905 of equipment in 2002 before it expired in October 2002. The weighted average interest rates on capital leases were 6.1% and 6.7% at December 31, 2002 and 2001, respectively.

        Minimum annual lease payments, including interest, on capital leases for the years 2003 to 2006 are $1,163, $663, $440 and $156, respectively and $3 thereafter. All capital lease obligations mature by the end of 2007.

Note 7—Balance Sheet Information

        The details of certain balance sheet accounts are as follows:

	2002	2001
Inventories:
Raw materials	$3,267	$3,844
Work-in-process	11,315	7,461
Finished goods	7,498	9,942

	$22,080	$21,247

	2002	2001
Property, plant and equipment:
Land	$291	$291
Buildings and improvements	4,338	4,353
Machinery and equipment	19,611	20,564

	24,240	25,208
Less accumulated depreciation and amortization	(12,977)	(12,711)

	$11,263	$12,497

	2002	2001
Accrued expenses and other liabilities:
Compensation and related benefits	$3,153	$2,905
Liabilities for discontinued operations	1,674	1,048
Income taxes payable	766	1,004
Stock redemption	674	748
Warranty reserve	672	421
Environmental — short-term	500	791
Loss contracts — short-term	433	225
Accrued professional fees	426	307
Restructuring accrual — 2002 and 2001	185	658
Other	802	1,170

Total accrued expenses and other liabilities	$9,285	$9,277

	2002	2001
Other long-term liabilities:
Loss contract reserve — long-term	$2,000	$2,600
Deferred tax liability	1,310	1,355
Defined benefit pension and health insurance	903	918
Environmental reserve — long-term	674	658
Workers' compensation	422	25
Other	216	65

Total other long-term liabilities	$5,525	$5,621

Note 8—Income Taxes

        The income tax (benefit) provision from continuing operations consists of:

	2002	2001	2000
Current taxes:
U.S. Federal	$(1,595)	$(2,553)	$(2,745)
State and local	300	130	80

	(1,295)	(2,423)	(2,665)

Deferred taxes:
U.S. Federal	3,910	(613)	78
State and local	354	(56)	62

	4,264	(669)	140

Total tax provision (benefit):	$2,969	$(3,092)	$(2,525)

        The difference between the provision for taxes and the amount computed by applying the statutory federal income tax rate to Loss from Continuing Operations Before Taxes and Cumulative Effect of Change in Accounting Principle are as follows:

	Years Ended December 31,
	2002	2001	2000
Federal statutory rate	35%	35%	35%
Computed expected tax benefit	$(16)	$(2,925)	$(2,260)
Increase (decrease) in taxes resulting from:
State and local taxes, net of federal tax benefit	91	28	114
Tax basis adjustment — sale of subsidiary	(1,434)	—	—
Adjustment to tax accrual	(300)	—	—
Net change in valuation allowance	4,631	—	—
Tax exempt interest	—	(55)	(144)
Other	(3)	(140)	(235)

Actual tax provision (benefit):	$2,969	$(3,092)	$(2,525)

        Deferred income taxes reflect the net federal and state tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

        Significant components of the Axsys' deferred taxes are as follows:

	December 31,
	2002	2001
Deferred tax asset:
Inventories	$2,009	$1,944
Net operating loss carry-forward	1,354	—
Tax credit carry-forward	1,056	—
Loss contract reserve	949	1,101
Exit costs of discontinued operations	673	—
Note receivable — Sensor Systems	368	515
Note receivable — STS	332	—
Allowance for doubtful accounts	201	251
Other, net	399	431

Total deferred tax asset	7,341	4,242
Valuation allowance	(4,631)	—

Net deferred tax asset	$2,710	$4,242

Long-term deferred tax liability:
Property, plant and equipment	$(1,310)	$(1,355)

        Axsys plans to carry-back part of its net operating loss generated in 2002 to the December 31, 2000 income tax year and has recorded a corresponding current receivable of $1,605. The Company has a net operating loss carryforward of approximately $3.4 million, which expires in the 2022. Axsys also has credit carryforwards of approximately $1.0 million, which expire at various times between 2018 and 2021. In accordance with the Statement of Financial Accounting Standards No. 109, the Company recognized a valuation allowance, during 2002, in the amount of $4,361 to offset a portion of the recorded deferred tax asset. Available and prudent tax planning strategies support the deferred tax asset currently recorded on the books. A valuation allowance was not established in 2001 as the Company could apply net operating losses to prior years, where sufficient income had been generated, and had available prudent tax plannng strategies.

Note 9—Segment Data

        In 2002, Axsys announced a strategic realignment whereby the Company is organized by market segment in three major groups. The strategic realignment has resulted in a change in the composition of Axsys' reportable segments and, accordingly, all periods reported have been restated. Axsys classifies its businesses under three major groups, the Aerospace and Defense Group, Commercial Products Group and Distributed Products Group.

        The Aerospace and Defense Group designs, manufactures and sells high-end components such as precision position sensors, high-performance motors, precision metal optics, precision machined light-weight structures and opto-mechanical and electro-mechanical subassemblies. These products enable Original Equipment Manufacturers ("OEMs") to improve imaging, positional performance (accuracy, resolution, speed and power), and weight requirements in their systems. Principal markets for these products include OEMs serving the aerospace and defense markets.

        The Commercial Products Group designs, manufactures and sells airbearing scanners, micro-positioning stages and laser-based distance measuring interferometers and autofocus. These products are sold to OEMs enabling them to increase the accuracy and throughput of their systems. Principal markets for these products include OEMs serving the graphic arts, semiconductor capital equipment and medical imaging markets.

        The Distributed Products Group distributes precision ball bearings, acquired from various domestic and international sources, to OEMs and Maintenance Repair Operations ("MRO") distributors. The ball bearings are used in a variety of industrial automation and commercial markets. Additionally, the Distributed Products Group designs, manufactures and sells mechanical-bearing subassemblies for a variety of customers.

        As discussed in Note 4, Axsys sold its Fiber Automation Division and Automation Engineering, Inc. subsidiary, which were previously included in the Commercial Products Group. These businesses have been accounted for as discontinued operations and, accordingly, the related operating results have been reported separately from continuing operations. Segment data below excludes these discontinued businesses.

        The following tables present financial data for each Axsys segment:

	Years Ended December 31,
	2002	2001	2000
Net sales from continuing operations:
Aerospace and Defense Group	$45,869	$42,914	$35,695
Commercial Products Group	13,569	20,192	23,476
Distributed Products Group	20,148	23,025	31,250

Total sales	$79,586	$86,131	$90,421

Income (loss) from continuing operations before taxes:
Aerospace and Defense Group	$3,088	$1,817	$(2,254)
Commercial Products Group	1,964	362	190
Distributed Products Group	1,211	2,639	4,894
Non-allocated expenses	(6,308)	(13,176)	(9,287)

Loss from continuing operations before taxes	$(45)	$(8,358)	$(6,457)

Capital expenditures from continuing operations:
Aerospace and Defense Group	$1,923	$2,088	$2,227
Commercial Products Group	209	261	397
Distributed Products Group	124	130	303
Corporate	29	541	831

Total capital expenditures	$2,285	$3,020	$3,758

Depreciation and amortization from continuing operations:
Aerospace and Defense Group	$1,995	$2,297	$2,121
Commercial Products Group	155	157	556
Distributed Products Group	223	222	193
Corporate	290	259	87

Total depreciation	$2,663	$2,935	$2,957
Amortization of goodwill	—	(3)	105

Total depreciation and amortization	$2,663	$2,932	$3,062

	December 31,
	2002	2001
Identifiable assets:
Aerospace and Defense Group	$31,175	$28,187
Commercial Products Group	4,158	5,307
Distributed Products Group	11,949	14,315
Non-allocated assets	15,090	20,827

Total assets	$62,372	$68,636

        Included in non-allocated expenses are the following: restructing and special charges, general corporate expense, interest expense, amortization of goodwill and other income and expense. Identifiable assets by segment consist of those assets that are used in the segments' operations. Non-allocated assets are comprised primarily of cash and cash equivalents, corporate assets and net deferred tax assets.

        The following table presents sales from continuing operations by geographic region. Substantially all of the Company's assets are located within the United States.

	Years Ended December 31,
	2002	2001	2000
United States	$65,179	$68,036	$72,615
Europe	10,951	14,178	13,558
Other foreign	3,456	3,917	4,248

Total sales	$79,586	$86,131	$90,421

Note 10—Pension Arrangements

        Axsys has two pension plans for which benefits and participation have been frozen. Pension benefits under these plans are generally based upon years of service and compensation. There is a non-funded plan with an annual payout of approximately $100. The funding policy for the other plan is to contribute amounts sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus such additional amounts as may be determined to be appropriate from time to time. The Company intends to liquidate the funded plan in 2003.

        The following table summarizes the components of net periodic pension cost for the defined benefit plans:

	Years Ended December 31,
	2002	2001	2000
Interest cost on projected benefit obligation	$86	$82	$80
Expected return on plan assets	(54)	(43)	(41)
Recognized net actuarial loss	43	52	49
Effect of special events	(48)	—	—

Total pension expense	$27	$91	$88

        Assumptions used in accounting for the defined benefit plans as of the plans' measurement dates were:

	2002	2001	2000
Weighted Average discount rate	7.0%	7.5%	7.5%
Expected long-term rate of return on assets	6.0%	6.0%	6.0%

        The following table sets forth the change in benefit obligation, change in plan assets and the funded status recognized in the consolidated balance sheets for the Axsys' defined benefit pension plans:

	2002	2001
Change in benefit obligation:
Benefit obligation at beginning of year	$1,179	$1,151
Interest cost	86	82
Actuarial loss	258	49
Benefits/settlements paid	(337)	(103)

Benefit obligation at end of year	$1,186	$1,179

Change in plan assets:
Fair value of plan assets at beginning of year	$989	$713
Actual return	80	258
Employer contribution	105	121
Benefits/settlements paid	(337)	(103)

Fair value of plan assets at end of year	$837	$989

Funded status	$361	$190
Unrecognized net actuarial gain	146	384

Accrued benefit cost at December 31	$507	$574

        Unrecognized net gains and losses are amortized over the average future service lives of participants. Plan assets for the fully funded plan are invested in a managed portfolio consisting primarily of equity securities, real estate and bonds.

        Axsys also sponsors a 401(k) plan under which eligible employees may elect to contribute a percentage of their earnings. The Company matched employee contributions to this plan in amounts ranging from 3% to 5% of the employees' gross earnings over the three years ended December 31, 2002. Company matching contributions from continuing operations were $720 in 2002, $811 in 2001, and $864 in 2000.

Note 11—Supplemental Cash Flow Information

        Supplemental cash flow information from continuing operations for the years ended December 31, 2002, 2001 and 2000 is summarized as follows:

	2002	2001	2000
Cash (received)/paid during the year for:
Interest income — net	$(32)	$(341)	$(386)
Income tax (refunds)/payments — net	(3,095)	(1,522)	5,897
Non-cash investing activities:
Equipment acquired under capital leases	$905	$762	$490
Common stock issued for AEI	—	—	667
Purchase of assets from an acquisition	—	—	(685)
Stock proceeds from sale of AAE	356	—	—
Treasury stock issued for defined contribution plans	104	71	51

Note 12—Stock Options

        In 1991, Axsys shareholders approved the Axsys' Long-Term Stock Incentive Plan (the "Plan"). Shareholders approved amendments to and restatement of the Plan in May 2000 and May 2001, which, among other things, increased the number of shares of common stock authorized for issuance under the Plan by 200,000 each year. As of December 31, 2002, the total number of shares of common stock authorized for issuance under the Plan was 800,000 shares, of which 217,115 shares of common stock remain available for grant under the Plan. The Stock Incentive Plan Committee of the Board of Directors (the "Committee") administers the Plan. The Committee selects participants from among those executives and other employees of Axsys and its subsidiaries who materially contribute to the success of the Company and determines the amounts, times, forms, terms and conditions of grants. Grants may be in the form of options to purchase shares of common stock, stock appreciation rights, restricted stock and performance units (collectively, "Stock Incentives"). Generally, each Stock Incentive vests 20 percent per year for five years, is exercisable upon vesting and expires in ten years.

        A summary of all outstanding stock options is presented in the table below:

	Stock Options	Weighted Average Exercise Price
Outstanding at December 31, 2000	366,290	$20.12

Granted	233,825	15.47
Forfeited	(53,750)	(16.85)
Exercised	(8,400)	(4.15)

Outstanding at December 31, 2001	537,965	$18.84

Granted	172,620	6.91
Forfeited/Cancelled	(193,850)	(18.77)

Outstanding at December 31, 2002	516,735	$14.90

Exercisable at December 31, 2002	202,401	$20.81

        The following table summarizes information about stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.00 to $10.00	195,620	9.1	$7.30	6,000	$9.70
$10.01 to $15.00	141,285	5.8	12.32	71,965	12.19
$15.01 to $20.00	57,440	5.1	17.82	30,246	17.80
$20.01 to $25.00	17,500	3.3	20.66	5,600	20.45
$25.01 to $30.00	71,350	4.5	26.79	65,550	26.88
$30.01 to $41.00	33,540	3.6	36.74	23,040	37.40

$8.65 to $41.00	516,735	6.6	$14.90	202,401	$20.81

        Axsys has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for grants under the Plan. Pro forma information regarding net income and net income per share is required by SFAS No. 123 for awards granted in fiscal years beginning after

December 15, 1994 as if Axsys had accounted for such awards under the fair value method. Had compensation costs for the Stock Incentive grants in 2002, 2001 and 2000 been determined using the fair value method, Axsys would have reported the following results:

	2002	2001	2000
Pro forma (loss) from continuing operations before cumulative effect of a change in accounting principle	$(4,353)	$(6,287)	$(4,668)
Pro forma net (loss)/income	(8,400)	(8,173)	8,787
Pro forma basic and diluted (loss) per share:
Loss from continuing operations before cumulative effect of a change in accounting principle	(0.93)	(1.34)	(1.00)
Net (loss) income	(1.79)	(1.74)	1.89

        The fair value of each option granted in 2002, 2001 and 2000 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 68% in 2002, 71% in 2001 and 70% in 2000; risk-free interest rate of 5.0% in 2002, 5.0% in 2001 and 5.1% in 2000; expected lives of 6 years; and no dividend yield. Using this model, the weighted average fair value of options granted was $4.53 during 2002, $9.95 during 2001, and $15.12 during 2000. For pro forma purposes, the estimated fair value of the Axsys' Stock Incentive awards to employees is amortized over the options' vesting period, which is generally five years. Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because stock-based awards to Axsys employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its Stock Incentive awards to employees.

Note 13—Commitments and Contingencies

        Future minimum payments under non-cancelable operating leases (exclusive of property expenses and net of sublease rental income), as of December 31, 2002, are as follows:

2003	$1,435
2004	1,456
2005	1,328
2006	973
2007	943
2008 and thereafter	1,990

$8,125

        Rent expense under such leases, net of sublease rental income, amounted to $1,517 in 2002, $1,608 in 2001, and $1,544 in 2000. The Company anticipates receiving an aggregate of $65 in future sublease rental income. Axsys has two letters of credit totaling $231 opened in 2001 as security deposits on building leases in Wilmington, Massachusetts and Pittsburgh, Pennsylvania. These letters of credit are renewed annually for the term of the lease.

        Axsys has various lawsuits, claims, commitments and contingent liabilities arising from the ordinary conduct of its business; however, they are not expected to have a material adverse effect on the business and financial condition. It is possible, however, that the results of operations for a particular fiscal period could be materially affected.

        On May 30, 1997, an action was filed in the Court of Chancery in the State of Delaware against the Company and three of the directors on behalf of a purported class of persons who purchased the Company's preferred stock. The plaintiff has challenged the decision of the Company to redeem all of its outstanding shares of the preferred stock. The plaintiff claimed that the defendants (1) breached fiduciary duties in setting the redemption price too low and unfairly seeking to advantage holders of common stock and (2) breached contractual duties as set forth in the Certificate of Designation governing the preferred stock, as well as an implied covenant of good faith and fair dealing. In March 1998, the Court dismissed the plaintiff's claim of breach of fiduciary duties but declined to dismiss the plaintiff's claims concerning the purported breach of contract and implied covenant of good faith and fair dealing. In January of 2001, the plaintiff filed an amended complaint asserting the same causes of action raised in the original complaint. The Company filed an answer, in January of 2001, denying the material substantive allegations of the amended complaint and asserting, as affirmative defenses, the failure to state a claim and the defense that plaintiff is not an adequate class representative. It is the Company's policy to accrue litigation costs when those costs are believed to be probable and can be reasonably estimated. The potential outcome is currently deemed to be immaterial to the consolidated financial statements taken as a whole.

Note 14—Selected Quarterly Financial Data

        Selected quarterly financial data for the years ended December 31, 2002 and 2001 is summarized as follows:

	Quarters Ended (Unaudited) (1)(2)
	March 2002	June 2002	September 2002	December 2002
	(In thousands, except per share data)
Statement of Operations Data:
Net sales	$19,092	$20,586	$19,086	$20,822
Gross margin	4,114	4,963	4,740	5,269
Income (loss) from continuing operations before cumulative effect of a change in accounting principle	(1,861)	(1,234)	(791)	872
Net (loss) income	(2,225)	(2,093)	(3,299)	556
Diluted net income (loss) per share from continuing operations before cumulative effect of a change in accounting principle	$(0.40)	$(0.26)	$(0.17)	$0.19
Diluted net (loss) income per share applicable to common shareholders	$(0.47)	$(0.45)	$(0.70)	$0.12
Diluted weighted average common shares outstanding	4,697	4,699	4,703	4,667

	Quarters Ended (Unaudited) (2):
	March 2001	June 2001	September 2001	December 2001
	(In thousands, except per share data)
Statement of Operations Data:
Net sales	$23,454	$22,903	$20,319	$19,455
Gross margin	5,429	(2,165)	4,943	4,636
(Loss) income from continuing operations before cumulative effect of a change in accounting principle	(50)	(5,756)	251	289
Net (loss) income	(337)	(6,425)	(72)	(318)
Diluted net (loss) income per share from continuing operations before cumulative effect of a change in accounting principle	$(0.01)	$(1.23)	$0.05	$0.06
Diluted net (loss) income per share applicable to common shareholders	$(0.07)	$(1.37)	$0.02	$(0.07)
Diluted weighted average common shares outstanding	4,685	4,686	4,688	4,695

(1)
In the fourth quarter of 2002, Axsys established a valuation allowance to offset a portion of its net deferred tax asset. Accordingly, all periods persented in 2002 have been adjusted to reflect the valuation allowance.

(2)
In the third quarter of 2002, the Automation Group was divested. Accordingly, the Automation Group has been accounted for as discontinued operations for all periods presented.

AXSYS TECHNOLOGIES, INC.
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

COL. A	COL. B	COL. C	COL. D	COL. E		COL. F
		Additions
Classification	Balance at Beginning of Period	Charged to Costs and Expenses	Charge to Other Accounts	Deductions		Balance at End of Period
Year ended December 31, 2002:
Allowance for Doubtful Accounts	$654	$113	$—	$258	(a)	$509
Cost Reduction Program Accrual	$658	$20	$—	$613		$65
Relocation of Product Line Accrual	$—	$1,053	$—	$1,003		$50
Sale of Teletrac Accrual	$—	$1,009	$—	$1,009		$—
Segment Reorganization	$—	$286	$—	$216		$70
Environmental Accrual	$1,449	$—	$—	$275		$1,174
Year ended December 31, 2001:
Allowance for Doubtful Accounts	$497	$228	$—	$71	(a)	$654
Cost Reduction Program Accrual	$—	$1,738	$—	$1,080		$658
Strategic Realignment Accrual	$752	$—	$—	$752		$—
Environmental Accrual	$1,598	$—	$—	$149		$1,449
Year ended December 31, 2000:
Allowance for Doubtful Accounts	$503	$256	$—	$262	(a)	$497
Strategic Realignment Accrual	$—	$1,862	$—	$1,110		$752
Environmental Accrual	$712	$1,258	$—	$372		$1,598

(a)
Uncollectible accounts written off, net of recoveries.

EXHIBIT INDEX

Exhibits Number	Description
3(1)	Restated Certificate of Incorporation of the Company (filed as Exhibit 3(4) to the Company's Amendment No. 2 to Registration Statement on Form S-1, dated October 17, 1997 (File No. 333-36027) (the "Form S-1") and incorporated herein by reference).
3(2)	By-Laws of the Company (filed as Exhibit 2 to the Form 8-A dated August 8, 1991 and incorporated herein by reference).
10(1)	Severance Agreement between the Company and Kenneth F. Stern dated as of June 10, 1996 (filed as Exhibit 10(16) to the Form S-1 and incorporated herein by reference).
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
10(4)	Severance Protection Agreement between the Company and Kenneth F. Stern dated as of February 11, 1999 (filed as Exhibit 10(4) to the March 31, 1999 Form 10-Q and incorporated herein by reference).
10(5)	Amendment to Axsys Technologies, Inc. Long-Term Stock Incentive Plan (filed as Exhibit A to the Company's Proxy Statement dated April 24, 2000 and incorporated herein by reference).
10(6)	Employment Agreement, dated as of October 18, 2000, between the Company, and Stephen W. Bershad (filed as Exhibit 10(27) to the December 31, 2000 Form 10-K and incorporated herein by reference).
10(7)	Form of Indemnification Agreement for all Directors and Officers of the Company (filed as Exhibit 10(30) to the December 31, 2001 Form 10-K and incorporated herein by reference).
10(8)	Letter Agreement between David A. Almeida and the Company dates as of November 14, 2001 (filed as Exhibit 10(31) to the December 31, 2001 Form 10-K and incorporated herein by reference).
10(9)	Change in registrant's certifying accountant (filed as Exhibit 16 to the May 23, 2002 Form 8-K and incorporated herein by reference).
10(10)	Letter Agreement between Stephen W. Bershad and the Company dated November 12, 2002, extending term of initial period of the Employment Agreement.
10(11)	Summary of Management Incentive Plan
21	Subsidiaries of the Registrant
22	Consent of Ernst and Young LLP
99(1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—Chief Executive Officer
99(2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—Chief Financial Officer

QuickLinks

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share
Securities registered pursuant to Section 12(b) of the Act: None
Documents Incorporated by Reference
PART I
  Item 1. BUSINESS
Core Manufacturing Technologies
TECHNOLOGIES AND CAPABILITIES
  Item 2. PROPERTIES
  Item 3. LEGAL PROCEEDINGS
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  Item 6. SELECTED FINANCIAL DATA
  Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  Item 14. CONTROLS AND PROCEDURES
PART IV
  Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATION
CERTIFICATION
FORM 10-K—ITEM 14(a)(1) and (2) and Item 14(d) AXSYS TECHNOLOGIES, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
REPORT OF INDEPENDENT AUDITORS
AXSYS TECHNOLOGIES, INC. Consolidated Balance Sheets (Dollars in thousands, except per share data)
AXSYS TECHNOLOGIES, INC. Consolidated Statements of Operations (Dollars in thousands, except per share data)
AXSYS TECHNOLOGIES, INC. Consolidated Statements of Cash Flows (Dollars in thousands)
AXSYS TECHNOLOGIES, INC. CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Dollars in thousands, except per share data)
AXSYS TECHNOLOGIES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars In Thousands, Except Per Share Data) December 31, 2002
AXSYS TECHNOLOGIES, INC. SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS (Dollars in thousands)
EXHIBIT INDEX