Form 10-Q
period 2003-03-29
AXSYS TECHNOLOGIES INC
filed 2003-05-12
CIK 206030

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2003

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

Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

Yes  ☐  No  ☒

4,655,661 shares of Common Stock, $.01 par value, were outstanding as of April 17, 2003.

AXSYS TECHNOLOGIES, INC.

PART I – FINANCIAL INFORMATION

AXSYS TECHNOLOGIES, INC.

Consolidated Balance Sheets

(in thousands, except share data)

	March 29, 2003	December 31, 2002
	(Unaudited)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$9,245	$9,920
Accounts receivable – net	12,460	10,068
Inventories – net	24,727	22,080
Income taxes – deferred and current	4,077	4,077
Other current assets	875	1,046
TOTAL CURRENT ASSETS	51,384	47,191

PROPERTY, PLANT AND EQUIPMENT – net	11,459	11,263

EXCESS OF COST OVER NET ASSETS ACQUIRED	3,600	3,600

OTHER ASSETS	318	318

TOTAL ASSETS	$66,761	$62,372

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable	$7,379	$3,108
Accrued expenses and other liabilities	8,536	9,285
Deferred income	3,409	3,115
Current portion of capital lease obligation	945	1,055
TOTAL CURRENT LIABILITIES	20,269	16,563

CAPITAL LEASES, less current portion	1,028	1,191

OTHER LONG-TERM LIABILITIES	5,481	5,525

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:

Common stock, authorized 30,000,000 shares, issued 4,792,674 shares at March 29, 2003 and December 31, 2002	47	47
Capital in excess of par	39,585	39,587
Retained earnings	1,626	752
Treasury stock, at cost, 137,063 shares at March 29, 2003 and 138,988 at December 31, 2002	(1,275)	(1,293)
TOTAL SHAREHOLDERS’ EQUITY	39,983	39,093

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$66,761	$62,372

See accompanying notes to consolidated financial statements

AXSYS TECHNOLOGIES, INC.

Consolidated Statements of Operations

(in thousands - Unaudited)

	For the Three-Months Ended
	March 29, 2003	March 30, 2002
		(Restated)

Net sales	$20,373	$19,092
Cost of sales	14,926	14,695
Gross margin	5,447	4,397

Selling, general and administrative expenses	4,103	4,006
Research, development and engineering expenses	471	590
Restructuring and special charges	—	1,281
Operating income (loss)	873	(1,480)
Interest expense	(51)	(55)
Interest income	30	54
Other income	63	62
Income/(loss) from continuing operations before tax and cumulative effect of change in accounting principle	915	(1,419)

Provision for income taxes	(41)	(442)
Income/(loss) from continuing operations before cumulative effect of change in accounting principle	874	(1,861)
Loss from discontinued operations	—	(899)
Cumulative effect of change in accounting principle	—	535
Net income (loss)	$874	$(2,225)

BASIC INCOME (LOSS) PER SHARE:
Income/(loss) from continuing operations before cumulative effect of change in accounting principle	$0.19	$(0.40)
Loss from discontinued operations	—	(0.18)
Cumulative effect of change in accounting principle	—	0.11
Total	$0.19	$(0.47)

Weighted average basic common shares outstanding	4,655	4,697

DILUTED INCOME (LOSS) PER SHARE:
Income/(loss) from continuing operations before cumulative effect of change in accounting principle	$0.19	$(0.40)
Loss from discontinued operations	—	(0.18)
Cumulative effect of change in accounting principle	—	0.11
Total	$0.19	$(0.47)

Weighted average dilutive common shares outstanding	4,669	4,697

See accompanying notes to consolidated financial statements.

AXSYS TECHNOLOGIES, INC.

Consolidated Statements of Cash Flow

(Unaudited, in thousands)

	Three-Months Ended
	March 29, 2003	March 30, 2002
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$874	$(2,225)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Impairment of assets	—	313
Cumulative effect of change in accounting principle	—	(535)
Depreciation and amortization	703	763
Restructuring and special charges	—	1,281
Loss on disposal of capital assets	48	113
Deferred income taxes, net	—	880
Changes in operating assets and liabilities:
Accounts receivable	(2,392)	(1,032)
Inventory	(2,647)	983
Current income tax receivable	—	(1,400)
Other current assets	171	(25)
Accounts payable	4,271	583
Accrued expenses and other liabilities	(455)	(1,714)
Other long-term liabilities	(44)	208
Other – net	16	496
Net cash provided by (used in) continuing operations	545	(1,311)
Net cash provided by (used in) discontinued operations	—	(274)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	545	(1,585)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(947)	(397)
NET CASH USED IN INVESTING ACTIVITIES	(947)	(397)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of capital lease obligations	(273)	(207)
NET CASH USED IN FINANCING ACTIVITIES	(273)	(207)

NET DECREASE IN CASH	(675)	(2,189)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,920	9,899
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,245	$7,710

Supplemental cash flow information
Cash (received) paid for:
Interest received – net	$—	$(19)
Income tax payments - net	93	267

See accompanying notes to consolidated financial statements.

AXSYS TECHNOLOGIES, INC.

Consolidated Statements of Shareholders’ Equity

For the Three-Months Ended March 29, 2003 and March 30, 2002

(Unaudited, in thousands)

	Common Stock		Capital in	Retained	Treasury
	Shares	Amount	Excess Of Par	Earnings	Shares	Amount

Balance at December 31, 2002	4,792,674	$47	$39,587	$752	(138,988)	$(1,293)
Net income	—	—	—	874	—	—
Contribution to 401(k) plan	—	—	(2)	—	(1,925)	(18)
Balance at March 29, 2003	4,792,674	$47	$39,585	$1,626	(137,063)	$(1,275)

Balance at December 31, 2001	4,792,674	$47	$39,621	$7,813	(96,876)	$(1,041)
Net loss (restated)	—	—	—	(2,225)	—	—
Contribution to 401(k) plan	—	—	(10)	—	2,700	29
Balance at March 30, 2002	4,792,674	$47	$39,611	$5,588	(94,176)	$(1,012)

See accompanying notes to consolidated financial statements.

AXSYS TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

(in thousands - Unaudited)

Note 1 - Basis of Presentation

Axsys Technologies, Inc. (“Axsys”, “we” or the “Company”) prepared the Consolidated Financial Statements, as of and for the three-months ended March 29, 2003 and March 30, 2002, without audit.  In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows for such periods have been made, and the interim accounting policies followed are in conformity with generally accepted accounting principles and are consistent with those applied for annual periods as described in Axsys’ annual report for the year ended December 31, 2002, previously filed on Form 10-K with the Securities and Exchange Commission (the “Annual Report”).

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted.  It is suggested that these consolidated financial statements be read in conjunction with the financial statements included in Axsys’ Annual Report for the year ended December 31, 2002.  The results of operations for the three-months ended March 29, 2003 and March 30, 2002 are not necessarily indicative of the operating results for the full years.

Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” was issued in August 2001.  SFAS No. 144 is effective for fiscal years beginning after December 15, 2001.  The Company adopted this new standard in the first quarter of 2002.  During the first quarter of 2002, the Company recorded an impairment charge on the net assets related to the Teletrac transaction.    (See Note 3.)

SFAS No. 142, “Goodwill and Other Intangible Assets”, was issued in June 2001 and adopted by the Company in the first quarter of 2002.  The Company’s negative goodwill of $535 as of December 31, 2001 was reversed as a cumulative effect of a change in accounting principle in the first quarter of 2002.

Basic earnings per share have been computed by dividing net income/(loss) by the weighted average number of common shares outstanding.  When there is a loss from continuing operations, the computation of the dilutive net loss per share is based on the weighted average basic shares outstanding.  The dilutive effect of stock options on the weighted average number of common shares was 14,188 shares for the three-months ended March 29, 2003 and would have been 508 shares for the three-months ended March 30, 2002, if the effect were not anti-dilutive.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”. SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The following table illustrates the effect on net income/(loss) and income/(loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123:

	Three-Months Ended:
	March 29, 2003	March 30, 2002
Reported net income (loss)	$874	$(2,225)
Stock option related employee compensation expense	(271)	(317)
Pro forma net (loss) income	603	(2,542)

Pro forma basic income (loss) per share	$0.13	$(0.54)
Weighted average basic common shares outstanding	4,655	4,697

Pro forma diluted (loss) income per share	$0.13	$(0.54)
Weighted average diluted common shares outstanding	4,669	4,697

Other expenses and income include principal payments received from a fully reserved note received from the 1998 sale of Sensor Systems of $69 in the three-months ended March 29, 2003, and $63 in the three-months ended March 30, 2002.

The financial statements for the three-months ended March 30, 2002 have been restated from the financial statements previously reported in the Company’s Form 10-Q for that quarter.  The restatement reflects the Automation Group as a discontinued operation and a tax valuation allowance of $367 has been recorded in the provision for income taxes from continuing operations.

Note 2 – Discontinued Operations

During the third quarter of 2002, the Company decided to sell its Automation Group, which consisted of the Fiber Automation Division in Pittsburgh, Pennsylvania and its Automation Engineering, Inc. (“AEI”) subsidiary in Wilmington, Massachusetts.  On November 5, 2002, the Company sold the net assets of its Fiber Automation Division.  On October 28, 2002, the Company sold the stock of AEI.  The Automation Group was included in the Company’s Commercial Products Group segment.   In the three months ended March 30, 2002, the Automation Group generated an after-tax loss of $899 thousand, including $286 related to the termination of three salaried employees in the former Automation Group.  Revenues from the Automation Group in this quarter were $765 thousand.

Note 3 – Restructuring and Special Charges

Sale of Teletrac, Inc.:  On April 5, 2002, Axsys sold all of the stock of its Teletrac, Inc. (“Teletrac”) subsidiary to Storage Test Solutions (“STS”) of Aurora, Colorado. In connection with the sale of Teletrac, the Company recorded, in the first quarter of 2002, in restructuring and other special charges, a pretax charge of $1,015 associated with asset write-downs, severance payments and legal expenses.   The charge was reduced by $6 in the last quarter of 2002.

Segment Reorganization:   In March 2002, Axsys announced a reorganization of the Company’s market segments into three major groups.  The strategic realignment resulted in a change in the composition of Axsys’ reportable segments.  This plan resulted in a restructuring charge of $286 pre-tax for a workforce reduction of three people in the former Automation Group, which has been included in the loss from discontinued operations.  In addition, as part of the segment reorganization, the Company incurred a charge of $266 in the first quarter of 2002 for the termination of the Company President.

In the first quarter of 2002, Axsys recorded the following amounts as restructuring and special charges in the Consolidated Statement of Operations:

Restructuring Charge
Sale of Teletrac	1,015
Segment Reorganization	266
Total	$1,281
Cash Costs	652
Non-Cash Costs	629

Through March 29, 2003, the Company has spent all cash costs in connection with these 2002 restructuring and special charges.

Note 4 – Inventories, net

Inventories, determined by lower of cost (first-in, first-out or average) or market, consist of (in thousands):

	March 29, 2003	December 31, 2002
Raw materials	$3,876	$3,267
Work-in-process	13,439	11,315
Finished goods	7,412	7,498
	$24,727	$22,080

Note 5 - Segment Data

Axsys classifies its businesses under three major groups, the Aerospace and Defense Group, Commercial Products Group and the Distributed Products Group.

The Aerospace and Defense Group designs, manufactures and sells high-end components such as precision position sensors, high-performance motors, precision metal optics, precision machined light-weight structures and opto-mechanical and electro-mechanical subassemblies.  These products enable Original Equipment Manufacturers (“OEMs”) to improve imaging, positional performance (accuracy, resolution, speed and power), and weight requirements in their systems.  Principal markets for these products include OEMs serving the aerospace and defense markets.

The Commercial Products Group designs, manufactures and sells airbearing scanners, micro-positioning stages and laser-based distance measuring interferometers and automatic focusing devises for inspection equipment.  These products are sold to OEMs enabling them to increase the accuracy and throughput of their systems.  Principal markets for these products include OEMs serving the graphic arts, semiconductor capital equipment and medical imaging markets.

The Distributed Products Group distributes precision ball bearings, acquired from various domestic and international sources, to OEMs and Maintenance Repair Operations (“MRO”) distributors.  The ball bearings are used in a variety of industrial automation and commercial markets.  Additionally, the Distributed Products Group designs, manufactures and sells mechanical-bearing subassemblies for a variety of customers.

The following tables present financial data for each of the Company’s segments (in thousands):

	Three-Months Ended:
	March 29, 2003	March 30, 2002
Net sales
Aerospace and Defense Group	$12,083	$10,806
Commercial Products Group	3,149	3,275
Distributed Products Group	5,141	5,011
Total sales	20,373	19,092

Income (loss) from continuing operations before tax and cumulative effect of change in accounting principle:
Aerospace and Defense Group	987	509
Commercial Products Group	659	(80)
Distributed Products Group	305	374
Restructuring and special charges	—	(1,281)
Non-allocated expenses	(1,036)	(941)
Income (loss) from continuing operations before tax and cumulative effect of change in accounting principle:	$915	$(1,419)

	March 29, 2003	December 31, 2002
Identifiable assets:
Aerospace and Defense Group	$34,759	$31,175
Commercial Products Group	5,576	4,158
Distributed Products Group	12,368	11,949
Non-allocated assets	14,058	15,090
Total assets	$66,761	$62,372

Included in non-allocated expenses are the following: general corporate expense, interest expense, special charges and other income and expense.  Identifiable assets by segment consist of those assets that are used in the segments’ operations.  Non-allocated assets are comprised primarily of cash and cash equivalents, corporate assets and net deferred tax assets.

Note 6 – Other Information

	March 29, 2003	December 31, 2002

Allowance for doubtful accounts	$638	$509

Accumulated depreciation and amortization of property, plant and equipment	$13,652	$12,977

Note 7 – Income Taxes

The Company has a net operating loss carryforward of approximately $3.4 million, which expires in 2022.  Axsys also has credit carryforwards of approximately $1.0 million, which expire at various times between 2018 and 2021.    In accordance with the Statement of Financial Accounting Standards No. 109, the Company recognized a valuation allowance, which was $4,361 at December 31, 2002, to offset a portion of the recorded deferred tax asset.   During the first quarter of 2003, the Company generated net income and, therefore, reduced the valuation allowance by $320 and utilized $320 of the deferred tax asset.   Available and prudent tax planning strategies support the deferred tax asset currently recorded on the books.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

The following tables set forth selected financial data from continuing operations on a consolidated and segment basis for the three-months ended March 29, 2003 and March 30, 2002.

	Three-Months Ended:
	March 29, 2003		March 30, 2002
Net sales	$20,373	100.0%	$19,092	100.0%
Cost of sales	14,926	73.3	14,695	77.0
Gross margin	5,447	26.7	4,397	23.0
Selling, general and administrative expenses	4,103	20.1	4,006	21.0
Research, development & engineering expenses	471	2.3	590	3.1
Restructuring and special charges	—	—	1,281	6.7
Operating income (loss)	873	4.3	(1,480)	(7.8)
Interest expense - net	(21)	(0.1)	(1)	—
Other income - net	63	0.3	62	0.4
Income (loss) from continuing operations before tax and change in accounting principle	915	4.5	(1,419)	(7.4)
Provision for income taxes	(41)	(0.2)	(442)	(2.3)
Income (loss) from continuing operations before cumulative effect of change in accounting principle	874	4.3	(1,861)	(9.7)
Loss from discontinued operations	—	—	(899)	(4.7)
Cumulative effect of change in accounting principle	—	—	535	2.8
Net income (loss)	$874	4.3%	$(2,225)	(11.6% )

Overview

Overall sales from continuing operations for the first quarter of 2003 increased compared to the prior year by 6.7%.   The Aerospace and Defense segment had growth during 2003, while depressed markets have continued to impact the Commercial Products segment.    First quarter of 2003 sales for the Distributed Products segment were modestly higher than the comparable period of 2002.

Improvements in gross margin are primarily the result of an overall increase in revenue and in particular increased revenues from more profitable engineering and repair work.  The decrease in expenses is primarily the result of the absence of restructuring and special charges, which had impacted the first quarter of 2002.

Aerospace and Defense Segment

(in thousands and as a percentage of sales)

	Three-Months Ended
	March 29, 2003		March 30, 2002

Net sales	$12,083	100.0%	$10,806	100.0%
Cost of sales	9,366	77.5	8,788	81.3
Gross margin	$2,717	22.5%	$2,018	18.7%

Sales in the Aerospace and Defense segment increased 11.8% for the three-months ended March 29, 2003 compared to the same period in 2002.  The increase in revenues is primarily due to increased sales of our beryllium-machined products to the aerospace and defense market.

Gross margin as a percent of sales increased during the first quarter of 2003 compared to the prior year.  This was primarily due to increased sales and increased engineering revenues, which carry higher than average margins due to lower material cost as a percentage of revenue.  In addition, during 2002, we incurred production problems with our beryllium gas-bearing line, which negatively impacted our 2002 gross margins.

Commercial Products Segment

(in thousands and as a percentage of sales)

	Three-Months Ended
	March 29, 2003		March 30, 2002

Net sales	$3,149	100.0%	$3,275	100.0%
Cost of sales	1,947	61.8	2,392	73.0
Gross margin	$1,202	38.2%	$883	27.0%

Sales in the Commercial Products segment declined 3.8% for the three-months March 29, 2003 as compared to the prior year.  The decline in sales is primarily a result of depressed order conditions related to the general downturn in the scanner market, which began in 2001.

Gross margin as a percent of sales has increased reflecting operational improvements, which include the closure of the Santa Barbara, California facility.  During April of 2002, we sold Teletrac, Inc., a wholly owned subsidiary, which included our data storage product line. As a result of the sale and with a view to improving our efficiency, we relocated the remaining product lines manufactured at our Santa Barbara facility were relocated to our Rochester Hills, Michigan facility during the second quarter of 2002.

Distributed Products Segment

(in thousands and as a percentage of sales)

	Three-Months Ended
	March 29, 2003		March 30, 2002

Net sales	$5,141	100.0%	$5,011	100.0%
Cost of sales	3,613	70.3	3,515	70.2
Gross margin	$1,528	29.7%	$1,496	29.8%

Sales in the Distributed Products segment increased 2.6% for the three-months March 29, 2003 as compared to the prior year.  However, conditions continue to be very weak in the industrial automation and commercial markets for our precision ball bearings, including lower sales to electronic capital equipment markets.  We received several large orders in the window and kitchen appliance industry, which have enabled our sales levels in the first quarter of 2003 to be modestly ahead of the first quarter of 2002.

Gross margin as a percent of sales has remained constant in the first quarter of 2003 as compared with the prior year as we continued to manage our costs during these depressed market conditions.

Operating Expenses

(in thousands and as a percentage of sales)

	Three-Months Ended
	March 29, 2003		March 30, 2002

Selling, general and administrative	$4,103	20.1%	$4,006	21.0%
Research, development and engineering	471	2.3	590	3.1
Restructuring and special charges	—	—	1,281	6.7

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased in the first quarter 2003 by $97 compared to the prior year.  The increase is primarily a result of increased incentive expense as a result of our increased profitability.

Research, Development and Engineering Expenses.   Research, development and engineering expenses have decreased $119 thousand in the first quarter of 2003 compared to prior year primarily due to the closure of the Santa Barbara facility and the temporary reallocation of engineering resources from research and development work to production support.

Restructuring and special charges.  There were no restructuring and special charges for the first three months of 2003 compared to charges of $1.3 million for the prior year.  During 2002, restructuring charges included $0.3 million for termination expenses incurred in connection with the restructuring of the business and $1.0 million associated with asset write-downs and severance expenses resulting from the sale of Teletrac.

Other Income and Expenses

Interest income and expense, net.  Net interest expense was $21 thousand in the first quarter 2003, compared to net interest expense of $1 thousand in the comparable periods of 2002.  Interest income received from a note receivable from the 1998 sale of Sensor Systems was $5 thousand compared to $12 thousand in the comparable period of 2002 primarily as a result of the lower principal balance.  In addition, interest income from our investments has declined by $17 thousand during the first quarter of 2003 compared to the first quarter of 2002 as a result of lower interest rates in 2003.

Other income and expense, net.  Net other income, from a fully reserved note from the 1998 sale of Sensor Systems, was $63 thousand in the first quarter of 2003 compared to $62 thousand in the first quarter of 2002.

Taxes.  The consolidated effective tax rate, primarily for state taxes, was 4.5% for the three-months ended March 29, 2003 compared to 1.9% in the comparable period of 2002.   The effective tax benefit rate was 35% for discontinued operations in 2002, while the tax provision rate for continuing operations was 31.1%.  In accordance with the Statement of Financial Accounting Standards No. 109, during the first quarter of 2002, we established a $367 thousand valuation allowance against the tax benefit received due to losses from discontinued operations.  During the first quarter of 2003, we recorded net income and therefore reduced this valuation allowance and utilized $320 thousand of the deferred tax asset.   As we continue to record income in the future, we will further reduce the valuation allowance.

Discontinued Operations.

During the third quarter of 2002, we decided to divest our automation business and disposed of the Automation Group in the fourth quarter of 2002.    The net loss from discontinued operations was $899 thousand in the first quarter of 2002.

Liquidity and Capital Resources

Axsys funds its operations primarily from cash flow generated by operations, cash on hand and, to a limited extent in 2002, capital lease financing. As of March 29, 2003, cash and cash equivalents totaled $9.2 million.

Net cash provided by operating activities for the three-months ended March 29, 2003 was $545 thousand compared to net cash used in operating activities of $1.6 million for the three-months ended March 30, 2002.  Axsys’ net income from the first quarter of 2003 of $874 thousand included $703 thousand of depreciation and $48 thousand of losses on capital asset disposals.  Working capital items increased by $1.1 million.  The timing of shipments and inventory purchases resulted in increases in accounts receivable and inventory of $5.0 million offset by increases in accounts payable and accrued expenses and other liabilities of $3.8 million.   The other major cash usages were the 2002 bonus payments made during the first quarter of 2003 and cash payments for accrued restructuring and special charges recorded in 2002.

Cash used in investing activities was $947 thousand and $397 thousand for the three-months ended March 29, 2003 and March 30, 2002, respectively.  During 2003, we continued to upgrade our precision machining capabilities.

Net cash used in financing activities was $273 thousand and $207 thousand for the three-month periods ended March 29, 2003 and March 30, 2002, respectively, for capital lease repayments.

Management believes that the Company has sufficient funds on hand to finance its operations, capital expenditures, and working capital requirements for the foreseeable future.

Backlog

A substantial portion of Axsys’ business is of a build-to-order nature requiring various engineering, manufacturing, testing and other processes to be performed prior to shipment.  As a result, Axsys generally has a significant backlog of orders to be shipped.  The Company recorded new orders of $19.9 million in the first three-months of 2003, compared to orders of $19.7 million in the first three-months of 2002.  The Company ended the first three-months of 2003 with a backlog of $61.0 million, compared to a backlog of $49.4 million at March 30, 2002, an increase of  $11.6 million or 23.5 percent.  The increase in backlog is a result of significant orders received in the Aerospace and Defense Group primarily for our precision beryllium products.  Axsys believes that a substantial portion of its backlog of orders at March 29, 2003 will be shipped over the next twelve months.

Recently Issued Accounting Standards

Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” was issued in August 2001.  SFAS No. 144 is effective for fiscal years beginning after December 15, 2001.  The Company adopted this new standard in the first quarter of 2002.   During the first quarter of 2002, the Company recorded an impairment charge on the net assets related to the Teletrac transaction.    (See Note 3.)

SFAS No. 142, “Goodwill and Other Intangible Assets”, was issued in June 2001 and adopted by the Company in the first quarter of 2002.  The Company’s negative goodwill of $535 as of December 31, 2001 was reversed as a cumulative effect of a change in accounting principle in the first quarter of 2002.  The Company has completed its impairment testing and the remaining goodwill of $3.6 million is determined not to be impaired as of March 29, 2003.

Forward-Looking Statements

This quarterly report on Form 10-Q includes certain forward-looking statements, including the statements with regard to the potential use of our deferred tax valuation allowance, our backlog and the sufficiency of funds to finance operations, capital expenditures and working capital requirements.  The Company’s business is subject to a variety of risks and uncertainties, including the effect of order backlog on operations, the impact of competition in the aerospace and defense industry, the effects of legal proceedings and regulatory matters on the business, and the impact of general economic conditions, as well as other factors discussed in filings that Axsys makes with the Securities and Exchange Commission.   As a result, actual future results and developments may be materially different from those expressed or implied in any forward-looking statement.  Disclosure regarding factors affecting the Company’s future results and developments is contained in the Company’s public filings with the Securities and Exchange Commission, including the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2002.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risk sensitive instruments do not subject the Company to material risk exposures.

Item 4. CONTROL AND PROCEDURES

As of March 29, 2003, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 29, 2003.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to March 29, 2003, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits

99 (1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer

99 (2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer

(b)         Reports on 8-K

Report on Form 8-K filed on February 13, 2003 regarding fourth quarter of 2002 earnings.

Report on Form 8-K filed on March 28, 2003 regarding revision to 2002 financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date: May 12 , 2003	AXSYS TECHNOLOGIES, INC.

	By:	/s/Stephen W. Bershad
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

May 12, 2003

/s/ Stephen W. Bershad
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

b.              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

d.              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a.               all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

c.               any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 12, 2003

/s/ David A. Almeida
David A. Almeida
Chief Financial Officer

EXHIBITS INDEX

Exhibit Number	Description

99 (1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer
99 (2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer