Form 10-Q
period 2003-06-28
AXSYS TECHNOLOGIES INC
filed 2003-08-11
CIK 206030

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2003
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-16182

AXSYS TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-1962029 (I.R.S. Employer Identification Number)
175 Capital Boulevard, Suite 103 Rocky Hill, Connecticut (Address of principal executive offices)	06067 (Zip Code)
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

4,658,096 shares of Common Stock, $.01 par value, were outstanding as of August 6, 2003.

AXSYS TECHNOLOGIES, INC.
INDEX

PART I—FINANCIAL INFORMATION
AXSYS TECHNOLOGIES, INC.
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	June 28, 2003	December 31, 2002
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,109	$9,920
Accounts receivable—net	12,962	10,068
Inventories—net	23,995	22,080
Income taxes—deferred and current	2,555	4,077
Other current assets	964	1,046

TOTAL CURRENT ASSETS	49,585	47,191
PROPERTY, PLANT AND EQUIPMENT—net	11,645	11,263
EXCESS OF COST OVER NET ASSETS ACQUIRED	3,600	3,600
OTHER ASSETS	319	318

TOTAL ASSETS	$65,149	$62,372

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,037	$3,108
Accrued expenses and other liabilities	8,269	9,285
Deferred income	3,501	3,115
Current portion of capital lease obligation	781	1,055

TOTAL CURRENT LIABILITIES	17,588	16,563
CAPITAL LEASES, less current portion	885	1,191
OTHER LONG-TERM LIABILITIES	5,243	5,525
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Common stock, authorized 30,000,000 shares, issued 4,792,674 shares at June 28, 2003 and December 31, 2002	47	47
Capital in excess of par	39,585	39,587
Retained Earnings	3,062	752
Treasury stock, at cost, 135,478 shares at June 28, 2003 and 138,988 at December 31, 2002	(1,261)	(1,293)

TOTAL SHAREHOLDERS' EQUITY	41,433	39,093

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$65,149	$62,372

See accompanying notes to consolidated financial statements.

AXSYS TECHNOLOGIES, INC.
Consolidated Statements of Operations
(Dollars in thousands, except share data—Unaudited)

	For the Three-Months Ended		For the Six-Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
		(Restated)		(Restated)
Net sales	$21,693	$20,586	$42,066	$39,678
Cost of sales	15,707	15,328	30,633	30,023

Gross margin	5,986	5,258	11,433	9,655
Selling, general and administrative expenses	3,959	4,494	8,062	8,500
Research, development and engineering expenses	583	475	1,054	1,065
Restructuring and special charges	—	794	—	2,075

Operating income (loss)	1,444	(505)	2,317	(1,985)
Interest expense	(47)	(50)	(98)	(105)
Interest income	26	36	56	90
Other income (expense)	81	(178)	144	(116)

Income (loss) from continuing operations before tax and cumulative effect of change in accounting principle	1,504	(697)	2,419	(2,116)
Provision for income taxes	(68)	(537)	(109)	(979)

Income (loss) from continuing operations before cumulative effect of change in accounting principle	1,436	(1,234)	2,310	(3,095)
Loss from discontinued operations	—	(859)	—	(1,758)
Cumulative effect of change in accounting principle	—	—	—	535

Net income (loss)	1,436	$(2,093)	$2,310	(4,318)

BASIC INCOME (LOSS) PER SHARE:
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$0.31	$(0.26)	$0.50	$(0.66)
Loss from discontinued operations	—	(0.19)	—	(0.37)
Cumulative effect of change in accounting principle	—	—	—	0.11

Total	$0.31	$(0.45)	$0.50	$(0.92)

Weighted average basic common shares outstanding	4,656	4,699	4,656	4,698
DILUTED INCOME (LOSS) PER SHARE:
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$0.31	$(0.26)	$0.49	$(0.66)
Loss from discontinued operations	—	(0.19)	—	(0.37)
Cumulative effect of change in accounting principle	—	—	—	0.11

Total	$0.31	$(0.45)	$0.49	$(0.92)

Weighted average dilutive common shares outstanding	4,693	4,699	4,680	4,698

See accompanying notes to consolidated financial statements.

AXSYS TECHNOLOGIES, INC.
Consolidated Statements of Cash Flow
(Unaudited, dollars in thousands)

	Six-Months Ended
	June 28, 2003	June 29, 2002 (restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,310	$(4,318)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Impairment of assets	—	313
Cumulative effect of change in accounting principle	—	(535)
Depreciation	1,478	1,341
Restructuring and special charges	—	2,075
Loss on disposal of capital assets	50	318
Deferred income taxes, net	—	1,431
Changes in operating assets and liabilities:
Accounts receivable	(2,894)	(465)
Inventory	(1,915)	(552)
Current income tax receivable	1,522	1,601
Other current assets	82	(167)
Accounts payable	1,929	1,855
Accrued expenses and other liabilities	(504)	(2,671)
Deferred income	386
Other long-term liabilities	(282)	424
Other—net	29	516

Net cash provided by continuing operations	2,191	1,166
Net cash used in discontinued operations	(512)	(118)

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,679	1,048

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,910)	(682)

NET CASH USED IN INVESTING ACTIVITIES	(1,910)	(682)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of capital lease obligations	(580)	(269)

NET CASH USED IN FINANCING ACTIVITIES	(580)	(269)

NET (DECREASE) INCREASE IN CASH	(811)	97
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,920	9,899

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,109	$9,996

Supplemental cash flow information
Cash (received) paid for:
Interest received—net	$4	$17
Income tax refund—net	(1,253)	(3,163)

See accompanying notes to consolidated financial statements.

AXSYS TECHNOLOGIES, INC.
Consolidated Statements of Shareholders' Equity
For the Six-Months Ended June 28, 2003 and June 29, 2002
(Unaudited, dollars in thousands)

	Common Stock				Treasury
			Capital in Excess Of Par	Retained Earnings
	Shares	Amount			Shares	Amount
Balance at December 31, 2002	4,792,674	$47	$39,587	$752	(138,988)	$(1,293)
Net loss	—	—	—	2,310	—	—
Contribution to 401(k) plan	—	—	(2)	—	3,510	32

Balance at June 28, 2003	4,792,674	$47	$39,585	$3,062	(135,478)	$(1,261)

Balance at December 31, 2001	4,792,674	$47	$39,621	$7,813	(96,876)	$(1,041)
Net loss	—	—	—	(4,318)	—	—
Contribution to 401(k) plan	—	—	(17)	—	5,184	56

Balance at June 29, 2002	4,792,674	$47	$39,604	$3,495	(91,692)	$(985)

See accompanying notes to consolidated financial statements.

AXSYS TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements
(Dollars in thousands, except share data—Unaudited)

Note 1—Basis of Presentation

        Axsys Technologies, Inc. ("Axsys", "we" or the "Company") prepared the Consolidated Financial Statements, as of and for the three-months and six-months ended June 28, 2003 and June 29, 2002, without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows for such periods have been made, and the interim accounting policies followed are in conformity with generally accepted accounting principles and are consistent with those applied for annual periods as described in Axsys' annual report for the year ended December 31, 2002, previously filed on Form 10-K with the Securities and Exchange Commission (the "Annual Report").

        Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements included in Axsys' Annual Report for the year ended December 31, 2002. The results of operations for the six-months and three-months ended June 28, 2003 and June 29, 2002 are not necessarily indicative of the operating results for the full years.

        Basic earnings per share have been computed by dividing net income (loss) by the weighted average number of common shares outstanding. The actual dilutive effect of stock options on the weighted average number of common shares outstanding was 37,025 shares for the quarter ended June 28, 2003 and 24,267 for the six-months ended June 28, 2003. When there is a loss from continuing operations, the computation of the dilutive net loss per share is based on the weighted average basic shares outstanding. The dilutive effect of stock options on the weighted average number of common shares would have been 5,924 shares for the quarter ended June 29, 2002 and 2,789 shares for the six-months ended June 29, 2002, if the effect were not anti-dilutive.

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

	Three-Months Ended		Six-Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Reported net income (loss)	$1,436	$(2,093)	$2,310	$(4,318)
Stock option related employee compensation expense	(271)	(317)	(543)	(634)

Pro forma net (loss) income	$1,165	$(2,410)	$(1,767)	$(4,952)

Pro forma basic income (loss) per share	$0.25	$(0.51)	$0.38	$(1.05)
Weighted average basic common shares outstanding	4,656	4,699	4,656	4,698
Pro forma diluted (loss) income per share	$0.25	$(0.51)	$0.38	$(1.05)
Weighted average diluted common shares outstanding	4,693	4,699	4,680	4,698

        Other income and expenses include principal payments received from a fully reserved note received from the 1998 sale of Sensor Systems of $69 in the quarter ended June 28, 2003, $75 in the quarter ended June 29, 2002, $139 in the six-months ended June 28, 2003, and $138 in the six-months ended June 29, 2002. In addition, a loss of $229 was recorded in the second quarter of 2002 from the disposal of fixed assets.

        The financial statements for the three-months and six-months ended June 29, 2002 have been restated from the financial statements previously reported in the Company's Form 10-Q for that quarter. The restatement reflects the Automation Group as a discontinued operation, and a tax valuation allowance of $462 for the three-months ended June 29, 2002 has been recorded in the provision for income taxes from continuing operations.

Note 2—Discontinued Operations

        During the third quarter of 2002, the Company decided to sell its Automation Group, which consisted of the Fiber Automation Division in Pittsburgh, Pennsylvania and its Automation Engineering, Inc. ("AEI") subsidiary in Wilmington, Massachusetts. On November 5, 2002, the Company sold the net assets of its Fiber Automation Division. On October 28, 2002, the Company sold the stock of AEI. The Automation Group was included in the Company's Commercial Products Group segment. The Automation Group generated an after-tax loss of $859 in the second quarter of 2002 and $1,758 during the first six months of 2002. The year to date loss included a $286 charge related to the termination of three salaried employees in the former Automation Group. Revenues from the Automation Group were $64 and $829 for the three months and six months ended June 29, 2002, respectively.

Note 3—Restructuring and Special Charges

        Relocation of OEM Product Lines:    During the second quarter of 2002, Axsys closed its Santa Barbara, California facility and relocated various Commercial Original Equipment Manufacturers ("OEM') product lines to Rochester Hills, Michigan. The total pre-tax cost of $1,302 associated with the relocation and facility closure included a charge of $544 for thirty terminated employees and a charge of $250 for the disposal of excess furniture and fixtures. A charge of $136 for the write-off of inventory was incurred as a result of the termination of some minor products. Other costs of $372 associated with the relocation included costs for the equipment relocation, employee training and recruitment and facility upgrades in Michigan were expensed as incurred.

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

        During the first six-months of 2002, Axsys recorded the following amounts as restructuring and special charges in the Consolidated Statement of Operations:

	Cost of Goods Sold	Selling, General & Administrative Expense	Restructuring Charge	Total
Relocation of product lines	$136	$372	$794	$1,302
Sale of Teletrac	—	—	1,015	1,015
Segment Reorganization	—	—	266	266

Total	$136	$372	$2,075	$2,583

Cash Costs	—	372	1,196	1,568
Non-Cash Costs	136	—	879	1,015

        Through June 28, 2003, the Company has spent all cash costs in connection with these 2002 restructuring and special charges.

Note 4—Inventories, net

        Inventories, determined by lower of cost (first-in, first-out or average) or market, consist of:

	June 28, 2003	December 31, 2002
Raw materials	$3,654	$3,267
Work-in-process	12,887	11,315
Finished goods	7,454	7,498

	$23,995	$22,080

Note 5—Segment Data

        Axsys classifies its businesses under three major groups, the Aerospace and Defense Group, Commercial Products Group and the Distributed Products Group.

        The Aerospace and Defense Group designs, manufactures and sells high-end components such as precision position sensors, high-performance motors, precision metal optics, precision machined light-weight structures and opto-mechanical and electro-mechanical subassemblies. These products are designed to enable Original Equipment Manufacturers ("OEMs") to improve imaging, positional performance (accuracy, resolution, speed and power), and weight requirements in their systems. Principal markets for these products include OEMs serving the aerospace and defense markets.

        The Commercial Products Group designs, manufactures and sells airbearing scanners, micro-positioning stages and laser-based distance measuring interferometers and automatic focusing devises for inspection equipment. These products are sold to enable OEMs enabling them to increase the accuracy and throughput of their systems. Principal markets for these products include OEMs serving the graphic arts, semiconductor capital equipment and medical imaging markets.

        The Distributed Products Group distributes precision ball bearings, acquired from various domestic and international sources, to OEMs and Maintenance Repair Operations ("MRO") distributors. The ball bearings are used in a variety of industrial automation and commercial markets. Additionally, the Distributed Products Group designs and manufactures mechanical-bearing subassemblies, which are sold to a variety of customers.

        The following tables present the operating results for each of the Company's segments:

	Three-Months Ended:		Six-Months Ended:
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Net sales
Aerospace and Defense Group	$12,565	$11,823	$24,648	$22,629
Commercial Products Group	3,819	3,493	6,968	6,768
Distributed Products Group	5,309	5,270	10,450	10,281

Total sales	21,693	20,586	42,066	39,678

Pre-tax income (loss) before cumulative effect of change in accounting principle:
Aerospace and Defense Group	922	1,016	1,909	1,525
Commercial Products Group	1,017	457	1,676	377
Distributed Products Group	465	397	770	771
Restructuring and special charges	—	(1,302)	—	(2,583)
Non-allocated expenses	(900)	(1,265)	(1,936)	(2,206)

Income (loss) from continuing operations before tax and cumulative effect of change in accounting principle:	$1,504	$(697)	$2,419	$(2,116)

        The following table presents the details of the non-allocated expenses:

	Three-Months Ended:		Six-Months Ended:
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Non-allocated expenses
Corporate expenses	$(960)	$(1,073)	$(2,038)	$(2,075)
Capital lease expense	(31)	(66)	(66)	(105)
Interest income	26	36	56	90
Loss on disposal of property, plant and equipment	—	(229)	—	(229)
Miscellaneous other income (expense)	65	67	112	113

Total non-allocated expenses	$(900)	$(1,265)	$(1,936)	$(2,206)

        The following table presents the identifiable assets for each of the Company's segments:

	June 28, 2003	December 31, 2002
Identifiable assets:
Aerospace and Defense Group	$34,927	$31,175
Commercial Products Group	5,576	4,158
Distributed Products Group	12,235	11,949
Non-allocated assets	12,411	15,090

Total assets	$65,149	$62,372

        The following table presents the non-allocated identifiable assets:

	June 28, 2003	December 31, 2002
Non-allocated assets:
Cash and cash equivalents	$9,109	$9,920
Income taxes—current and deferred income taxes	2,455	4,077
Corporate property, plant and equipment	642	823
Miscellaneous other corporate assets	205	270

Total assets	$12,411	$15,090

Note 6—Other Information

	June 28, 2003	December 31, 2002
Allowance for doubtful accounts	$596	$509

Accumulated depreciation and amortization of property, plant and equipment	$14,418	$12,977

Note 7—Income Taxes

        The Company has a net operating loss carryforward of approximately $3.4 million, which expires in 2022. Axsys also has credit carryforwards of approximately $1.0 million, which expire at various times between 2018 and 2021.    In accordance with the Statement of Financial Accounting Standards No. 109, the Company recognized a valuation allowance, which was $4,361 at December 31, 2002, to offset a portion of the recorded deferred tax asset. During the first six months of 2003, the Company generated net income and, therefore, reduced the valuation allowance by $847 and utilized $847 of the deferred tax asset. Available and prudent tax planning strategies support the deferred tax asset currently recorded on the books.

Note 8—Warranty Accruals

        The Company issues warranties for approximately 43% of our products. The product warranty liability is generally based on volume, historical return percentages and the warranty period. The following table summarizes product warranty activity for the six-months ended:

	Balance at December 31, 2002	Provision, changes and other	Payments	Balance at June 28, 2003
Product warranty liability	$672	145	(187)	$630

Note 9—Commitments and Contingencies

        Axsys has various lawsuits, claims, commitments and contingent liabilities arising from the ordinary conduct of its business; however, they are not expected to have a material adverse effect on the business and financial condition. It is possible, however, that the results of operations for a particular fiscal period could be materially affected.

        On May 30, 1997, an action was filed in the Court of Chancery in the State of Delaware against the Company and three of the directors on behalf of a purported class of persons who purchased the Company's preferred stock. The plaintiff has challenged the decision of the Company to redeem all of its outstanding shares of the preferred stock. The plaintiff claimed that the defendants (1) breached fiduciary duties in setting the redemption price too low and unfairly seeking to advantage holders of common stock and (2) breached contractual duties as set forth in the Certificate of Designation governing the preferred stock, as well as an implied covenant of good faith and fair dealing. In

March 1998, the Court dismissed the plaintiff's claim of breach of fiduciary duties but declined to dismiss the plaintiff's claims concerning the purported breach of contract and implied covenant of good faith and fair dealing. In January of 2001, the plaintiff filed an amended complaint asserting the same causes of action raised in the original complaint. The Company filed an answer, in January of 2001, denying the material substantive allegations of the amended complaint and asserting, as affirmative defenses, the failure to state a claim and the defense that plaintiff is not an adequate class representative. There have been no significant changes in the status of the complaint since January 2001. It is the Company's policy to accrue litigation costs when those costs are believed to be probable and can be reasonably estimated. The potential outcome is currently deemed to be immaterial to the consolidated financial statements taken as a whole.

        Axsys has been identified as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") with respect to three third-party waste disposal sites. Although liability under CERCLA is joint and several, meaning that liability can exceed a PRP's pro rata share of cleanup costs, the Company believes, based on currently available information, that costs associated with these sites will not have a material adverse effect on the business and financial condition. It is possible, however, that the results of operations for a particular fiscal period could be materially affected.

        Pursuant to a remedial plan approved by the Ohio Environmental Protection Agency ("Ohio EPA") in 1993, Axsys continues a process of investigating soils and groundwater at a site formerly owned by a division of Axsys, and has conducted certain remedial work at this site including soil removal. The Company has incurred costs of $41 in the first six months of 2003 and approximately $641 to date. The Company has been pursuing an alternate closure plan related to this site. This plan is subject to the approval of the Ohio EPA. Based on the advice of environmental consultants, Axsys believes that the Ohio EPA is likely to allow use of the proposed alternate plan. The Company anticipates receiving approval of the plan from the Ohio EPA in late-2003 and will reassess the estimated costs of remediation of the site upon approval. If approval were not received, costs to Axsys could increase substantially. In addition, even if approval is received, the costs actually incurred may exceed the accruals established. The Company anticipates that actual expenditures will be incurred over a period of several years. As of June 28, 2003, the Company has accrued $413 for expenses related to this site.

        During 1999, Axsys sold the land and building of a previously discontinued Sensor Systems division in St. Petersburg, Florida. The Company conducted investigations of soil and groundwater at the former facility and received approval of the remedial action plan from the Florida Department of Environmental Protection. During the second quarter of 2003, the Company installed the remediation systems and has begin the clean up of the site. During the first six-months of 2003, the Company spent $232 on the clean up of this facility and has incurred approximately $562 to date. As of June 28, 2003, the Company has accrued $464 for expenses related to this site.

        On December 21, 2001, the Company received a letter from the United States Environmental Protection Agency ("EPA") notifying Axsys that they are considered to be a potentially responsible party at a site located in Prospect, Connecticut, which until 1978 was owned by a former subsidiary. The letter also demanded payment of approximately $25 in past response costs and unspecified future costs. Although Axsys may be obligated under CERCLA for contributions towards response costs incurred as a result of alleged releases of hazardous substances at the site, the Company is still investigating its responsibilities to the site. In addition, it is the Company's policy to accrue environmental cleanup related costs when those costs are believed to be probable and can be reasonably estimated. The quantification of environmental exposure, if any, with respect to this site requires an assessment of many factors, including the quality of information available, the assessment stage of each investigation, preliminary findings and the length of time involved in remediation. As Axsys has not determined if any liability exists, a meaningful range of exposure cannot be estimated. The Company has responded to the EPA's demand and is awaiting a response.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

        The following tables set forth certain financial data for the three-months and six-months ended June 28, 2003 and June 29, 2002. The segment tables, shown below, exclude one-time charges, which are shown separately.

	Three-Months Ended:
	June 28, 2003		June 29, 2002
	(in thousands and as a percentage of sales)
Sales	$21,693	100.0%	$20,586	100.0%
Cost of sales	15,707	72.4	15,328	74.5
Gross margin	5,986	27.6	5,258	25.5
Selling, general and administrative expenses	3,959	18.2	4,494	21.8
Research, development and engineering expenses	583	2.7	475	2.3
Restructuring and special charges			794	3.9

Operating income (loss)	1,444	6.7	(505)	(2.5)
Interest expense—net	(21)	(0.1)	(14)	—
Other income (expense)—net	81	0.3	(178)	(0.9)

Income (loss) from continuing operations before tax and change in accounting principle	1,504	6.9	(697)	(3.4)
Provision for income taxes	(68)	(0.3)	(537)	(2.6)

Income (loss) from continuing operations before cumulative effect of change in accounting principle	1,436	6.6	(1,234)	(6.0)
Loss from discontinued operations	—	—	(859)	(4.2)

Net income (loss)	$1,436	6.6%	$(2,093)	(10.2)%

	Six-Months Ended:
	June 28, 2003		June 29, 2002
	(in thousands and as a percentage of sales)
Sales	$42,066	100.0%	$39,678	100.0%
Cost of sales	30,633	72.8	30,023	75.7

Gross margin	11,433	27.2	9,655	24.3
Selling, general and administrative expenses	8,062	19.2	8,500	21.4
Research, development and engineering expenses	1,054	2.5	1,065	2.7
Restructuring and special charges	—	—	2,075	5.2

Operating income (loss)	2,317	5.5	(1,985)	(5.0)
Interest expense—net	(42)	(0.1)	(15)	—
Other income (expense)—net	144	0.3	(116)	(0.3)

Loss from continuing operations before tax and change in accounting principle	2,419	5.7	(2,116)	(5.3)
Provision for income taxes	(109)	(0.2)	(979)	(2.5)

Income (loss) from continuing operations before cumulative effect of change in accounting principle	2,310	5.5	(3,095)	(7.8)
Loss from discontinued operations	—	—	(1,758)	(4.4)
Cumulative effect of change in accounting principle	—	—	535	1.3

Net income (loss)	$2,310	5.5%	$(4,318)	(10.9)%

Overview

        Overall sales from continuing operations for the second quarter and first six-months of 2003 increased compared to the prior year by 5.4% and 6.0%, respectively.

        Improvements in gross margin are primarily the result of an overall increase in revenue and in particular increased revenues from more profitable engineering and out of warranty repair work. The decrease in expenses is primarily the result of the absence of restructuring and special charges, which had impacted the first two quarters of 2002.

Aerospace and Defense Segment

	Three-Months Ended				Six-Months Ended
	June 28, 2003		June 29, 2002		June 28, 2003		June 29,2002
	(in thousands and as a percentage of sales)
Sales	$12,565	100.0%	$11,823	100.0%	$24,648	100.0%	$22,629	100.0%
Cost of sales	9,879	78.6	9,303	78.7	19,245	78.1	18,091	79.9

Gross margin	$2,686	21.4%	$2,520	21.3%	$5,403	21.9%	$4,538	20.1%

        Sales in the Aerospace and Defense segment increased 6.3% and 8.9% for the three-months ended and six-months ended June 28, 2003 compared to the same periods in 2002. The increase in revenues is primarily due to increased sales of our beryllium-machined products to the aerospace and defense market.

        Gross margin as a percent of sales increased slightly during the second quarter and six months of 2003 compared to the prior year. This was primarily due to increased sales and increased non-recurring engineering revenues, which carry higher than average margins, offset by higher fixed costs due to increase capital investments and by increased indirect labor to support the higher production volume.

Commercial Products Segment

	Three-Months Ended				Six-Months Ended
	June 28, 2003		June 29, 2002		June 28, 2003		June 29, 2002
	(in thousands and as a percentage of sales)
Sales	$3,819	100.0%	$3,493	100.0%	$6,968	100.0%	$6,768	100.0%
Cost of sales	2,118	55.5	2,165	62.0	4,065	58.3	4,557	67.3

Gross margin	$1,701	44.5%	$1,328	38.0%	$2,903	41.7%	$2,211	32.7%

        Sales in the Commercial Products segment increased 9.3% and 3.0% for the three-months and six-months ended June 28, 2003 as compared to the prior year. The increase in sales is a result of new orders in the medical imaging industry as well as the shipment of spare air bearing scanners used in older defense applications.

        Gross margin as a percent of sales has increased as a result of high margin out-of-warranty repair revenues and operational improvements, which include the closure of the Santa Barbara, California facility. During April of 2002, we sold Teletrac, Inc., a wholly owned subsidiary, which included our data storage product line. As a result of the sale and with a view to improving our efficiency, we relocated the remaining product lines manufactured at our Santa Barbara facility to our Rochester Hills, Michigan facility during the second quarter of 2002.

Distributed Products Segment

	Three-Months Ended				Six-Months Ended
	June 28, 2003		June 29, 2002		June 28, 2003		June 29, 2002
	(in thousands and as a percentage of sales)
Sales	$5,309	100.0%	$5,270	100.0%	$10,450	100.0%	$10,281	100.0%
Cost of sales	3,710	69.9	3,724	70.7	7,323	70.1	7,239	70.4

Gross margin	$1,599	30.1%	$1,546	29.3%	$3,127	29.9%	$3,042	29.6%

        Sales in the Distributed Products segment increased 0.7% and 1.6% for the three-months and six-months ended June 28, 2003 as compared to the prior year. However, conditions continue to be weak in the industrial automation and commercial markets for our precision ball bearings, which includes lower sales to electronic capital equipment markets.

        Gross margin as a percent of sales increased slightly in the second quarter and first six months of 2003 as compared with the prior year, as we continued to manage our costs during these depressed market conditions.

Non-Allocated Charges Included in Cost of Sales

	Three-Months Ended				Six-Months Ended
	June 28, 2003		June 29, 2002		June 28, 2003		June 29, 2002
	(in thousands and as a percentage of sales)
Cost of sales	$—	—%	$136	0.7%	$—	—%	$136	0.3%

        During the second quarter of 2002, we wrote off $136 thousand of inventory for the elimination of some small product lines resulting from the closure of the Santa Barbara, California facility. This charge is included in the cost of sales but is not allocated to a particular segment. This inventory was disposed of in 2002.

Operating Expenses

	Three-Months Ended				Six-Months Ended
	June 28, 2003		June 29, 2002		June 28, 2003		June 29, 2002
	(in thousands and as a percentage of sales)
Selling, general and administrative	$3,959	18.2%	$4,494	21.8%	$8,062	19.2%	$8,500	21.4%
Research, development and engineering	583	2.7	475	2.3	1,054	2.5	1,065	2.7
Restructuring and special charges	—	—	794	3.9	—	—	2,075	5.2

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased $535 thousand in the second quarter 2003 compared to the prior year and $438 for the first six-months of 2003 compared to the prior year. During the second quarter of 2002, we recorded a one-time charge of $372 thousand associated with the closure of the Santa Barbara, California facility and subsequent relocation of the product lines to our Michigan facility. In addition, we realized cost savings of $141 thousand and $345 thousand for the three months ended and six months ended June 28, 2003, respectively, from the closure of the California facility. The benefits realized by the closure of this facility were partially offset by increased incentive costs primarily due to the increase in revenues.

        Research, Development and Engineering Expenses.    Research, development and engineering expenses increased $108 thousand in the second quarter of 2003 compared to the prior year, primarily due to increased spending for R&D and engineering infrastructure at our San Diego, California and Rochester Hills, Michigan facilities. Research, development and engineering expenses decreased $11 thousand for the first six-months of 2003 compared to the prior year, primarily due to the closure of the Santa Barbara, California facility in 2002, which resulted in reduced spending of $120 thousand, offset by increased spending on engineering infrastructure primarily in San Diego and Rochester Hills.

        Restructuring and special charges.    There were no restructuring and special charges for the six months of 2003 compared to charges of $2.1 million for the prior year. During the first six-months of 2002, restructuring charges included $0.3 million for termination expenses incurred in connection with the restructuring of the business and $1.0 million associated with asset write-downs and severance expenses resulting from the sale of Teletrac and $0.8 million of costs relating to the relocation of certain Commercial OEM product lines from Santa Barbara, California to Rochester Hill, Michigan.

Accrued Restructuring and Special Charges
(in thousands)
2002 Charges	$2,075
2002 Non-cash usage	(1,141)
2002 Cash usage	(878)
2002 Additional accrual	14

Balance at December 31, 2002	70

2003 Cash usage	(70)

Balance at June 28, 2003	$—

        The Company accrued an additional $14 thousand during the fourth quarter of 2002 associated with the 2002 restructuring of the business.

Other Income and Expenses

        Interest income and expense, net.    Net interest expense was $21 thousand and $42 thousand in the second quarter and first six-months of 2003, compared to net interest expense of $14 thousand and $15 thousand in the comparable periods of 2002. Interest income received from a note receivable from the 1998 sale of Sensor Systems was $4 thousand in the second quarter of 2003 compared to $11 thousand in the comparable period of 2002 and $9 thousand year to date compared to $23 thousand in 2002. The decline in interest received is a result of the lower principal balance. In addition, interest income from our investments has declined by $3 thousand during the second quarter of 2003 and by $20 thousand in the first six-months of 2003 compared to the prior year as a result of lower interest rates in 2003.

        Other income and expense, net.    Other income from a fully reserved note from the 1998 sale of Sensor Systems was $69 thousand in the second quarter of 2003 and $139 thousand for the first six months of 2003 compared to $75 and $138 thousand in the comparable periods of 2002.

        Taxes.    The consolidated effective tax rate, primarily for state taxes, was 4.5% for the three and six-months ended June 28, 2003 compared to 3.7% and 0.8% in the comparable periods of 2002. The effective tax benefit rate was 35% for discontinued operations during the second quarter of 2002 and the first six months of 2002. The tax provision rate for continuing operations for the second quarter of 2002 was 77.0% and 46.3% for the first six months of 2002. In accordance with the Statement of Financial Accounting Standards No. 109, during the first six months of 2002, we established a $829 thousand valuation allowance against the net deferred tax asset related to net operating losses carryforward. During the first two quarters of 2003, we recorded net income and therefore reduced this valuation allowance and utilized $847 thousand of the deferred tax asset. As, and if, we continue to record income and utilize the net operating loss carryforwards, we will further reduce the valuation allowance.

Discontinued Operations

        During the third quarter of 2002, we decided to divest our automation business and disposed the Automation Group in the fourth quarter of 2002. The net loss from discontinued operations was $859 thousand in the second quarter of 2002 and $1.8 million the first six months of 2002.

Liquidity and Capital Resources

        Axsys funds its operations primarily from cash flow generated by operations, cash on hand and, to a limited extent, capital lease financing. As of June 28, 2003, cash and cash equivalents totaled $9.1 million.

        Net cash provided by operating activities for the six months ended June 28, 2003 was $1.7 million compared to net cash provided by operating activities of $1.0 million for the six months ended June 29, 2002. Axsys' net income for the first six months of 2003 was $2.3 million, which included $1.5 million of depreciation and $50 thousand of capital asset disposals. Net income and non-cash expenses were partially offset by cash outflows of $282 thousand for long-term liabilities primarily related to environmental remediation reserves, $512 thousand related to discontinued operations and the changes in working capital described below.

        Working capital increased by $1.4 million during the first six months of 2003. Accounts receivable increased $2.9 million due to increased volume, the timing of shipments within the second quarter of 2003 and an increase in days sales outstanding from an unusually low level at the end of 2002. Inventory increased $1.9 million due to long-lead items for several aerospace and defense programs scheduled to ship in the second half of 2003. The increase in inventory was offset largely by a related $1.9 million increase in accounts payable. In the second quarter, Axsys received a federal income tax refund of $1.5 million that reduced current income taxes receivable. Other current assets also decreased $82 thousand as amortization of prepaid insurance exceeded new premiums paid. In addition, accrued expenses and other liabilities decreased by $504 thousand largely due to cash payments for special charges recorded in 2002 and state income tax payments. The impact of these payments was partially offset by an increase in deferred income.

        Cash used in investing activities was $1.9 million and $682 thousand for the six months ended June 28, 2003 and June 29, 2002, respectively. These funds were utilized for capital expenditures.

        Net cash used in financing activities was $580 thousand and $269 thousand for the six-month periods ended June 28, 2003 and June 29, 2002, respectively. These funds were used to repay capital leases.

        Management believes that the Company has sufficient funds on hand to finance its operations, capital expenditures, and working capital requirements for the foreseeable future.

Backlog

        A substantial portion of Axsys' business is of a build-to-order nature requiring various engineering, manufacturing, testing and other processes to be performed prior to shipment. As a result, Axsys generally has a significant backlog of orders to be shipped. We recorded new orders of $42.0 million in the first six-months of 2003, compared to orders of $39.6 million in the first six-months of 2002. Axsys ended the first six-months of 2003 with a backlog of $61.5 million, compared to a backlog of $48.7 million at June 29, 2002, an increase of $12.8 million or 26.3 percent. We believe that a substantial portion of our backlog of orders at June 28, 2003 will be shipped over the next twelve months. However, we estimate 12%-15% of our current backlog will be shipped in the later part of 2004. The majority of this backlog consists of firm contracts with prime contractors of the Unites States Government for our beryllium-machined products.

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

Item 4. CONTROL AND PROCEDURES

        As of June 28, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of June 28, 2003. There have been no significant changes in the Company's internal control over financial reporting or in other factors that could significantly affect internal control over financial reporting subsequent to June 28, 2003, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II—OTHER INFORMATION

Item 5. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The annual meeting of stockholders of the Company was held on May 13, 2003. The following matters were submitted to a vote of security holders. The results of the voting were as follows:

        Election of Directors

        The stockholders elected all five directors of the Company.

	Votes For	Votes Withheld
Stephen W. Bershad	3,284,025	951,502
Anthony J. Fiorelli, Jr.	4,122,062	113,465
Eliot M. Fried	4,122,062	113,465
Richard F. Hamm, Jr.	4,123,018	112,509
Robert G. Stevens	4,191,172	44,355

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits
10.1	Severance Protection Agreement between the Company and Kenneth F. Stern dated as of May 13, 2003
10.2	Severance Protection Agreement between the Company and David A. Almeida dated as of May 13, 2003
31.1	Certification pursuant to rule 13a-14(a)—Chief Executive Officer
31.2	Certification pursuant to rule 13a—14(a)—Chief Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350—Chief Executive Officer
32.2	Certification pursuant to 18 U.S.C. Section 1350—Chief Financial Officer
(b)
Reports on 8-K

        Report on Form 8-K filed on April 29, 2003 regarding the financial results for the first quarter ended March 29, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date: August 7, 2003	AXSYS TECHNOLOGIES, INC.
	By:	/s/ STEPHEN W. BERSHAD Stephen W. Bershad Chairman of the Board and Chief Executive Officer
/s/ DAVID A. ALMEIDA David A. Almeida Vice President-Finance and Chief Financial Officer (Principal Financial Officer)

EXHIBITS INDEX

Exhibit Number	Description
10.1	Severance Protection Agreement between the Company and Kenneth F. Stern dated as of May 13, 2003
10.2	Severance Protection Agreement between the Company and David A. Almeida dated as of May 13, 2003
31.1	Certification pursuant to rule 13a-14(a)—Chief Executive Officer
31.2	Certification pursuant to rule 13a—14(a)—Chief Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350—Chief Executive Officer
32.2	Certification pursuant to 18 U.S.C. Section 1350—Chief Financial Officer

QuickLinks

AXSYS TECHNOLOGIES, INC. INDEX
PART I—FINANCIAL INFORMATION AXSYS TECHNOLOGIES, INC. Consolidated Balance Sheets (Dollars in thousands, except share data)
AXSYS TECHNOLOGIES, INC. Consolidated Statements of Operations (Dollars in thousands, except share data—Unaudited)
AXSYS TECHNOLOGIES, INC. Consolidated Statements of Cash Flow (Unaudited, dollars in thousands)
AXSYS TECHNOLOGIES, INC. Consolidated Statements of Shareholders' Equity For the Six-Months Ended June 28, 2003 and June 29, 2002 (Unaudited, dollars in thousands)
AXSYS TECHNOLOGIES, INC. Notes to Consolidated Financial Statements (Dollars in thousands, except share data—Unaudited)
PART II—OTHER INFORMATION
EXHIBITS INDEX