Form 10-Q
period 2003-09-27
AXSYS TECHNOLOGIES INC
filed 2003-11-07
CIK 206030

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                          to

Commission file number 0-16182

AXSYS TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	11-1962029
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

175 Capital Boulevard, Suite 103 Rocky Hill, Connecticut	06067
(Address of principal executive offices)	(Zip Code )

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

Yes ☐  No ☒

4,659,789 shares of Common Stock, $.01 par value, were outstanding as of November 5, 2003.

AXSYS TECHNOLOGIES, INC.

PART I – FINANCIAL INFORMATION

AXSYS TECHNOLOGIES, INC.
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	September 27, 2003	December 31, 2002
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,667	$9,920
Accounts receivable – net	12,815	10,068
Inventories – net	24,060	22,080
Income taxes – deferred and current	2,555	4,077
Other current assets	619	1,046
TOTAL CURRENT ASSETS	50,716	47,191

PROPERTY, PLANT AND EQUIPMENT – net	11,591	11,263

EXCESS OF COST OVER NET ASSETS ACQUIRED	3,600	3,600

OTHER ASSETS	316	318
TOTAL ASSETS	$66,223	$62,372

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$4,269	$3,108
Accrued expenses and other liabilities	8,377	9,285
Deferred income	4,439	3,115
Current portion of capital lease obligation	678	1,055
TOTAL CURRENT LIABILITIES	17,763	16,563

CAPITAL LEASES, less current portion	730	1,191

OTHER LONG-TERM LIABILITIES	5,057	5,525

COMMITMENTS AND CONTINGENCIES (Note 10)

SHAREHOLDERS’ EQUITY:

Common stock, authorized 30,000,000 shares, issued 4,792,674 shares at September 27, 2003 and December 31, 2002	47	47
Capital in excess of par	39,584	39,587
Retained Earnings	4,287	752
Treasury stock, at cost, 133,856 shares at September 27, 2003 and 138,988 at December 31, 2002	(1,245)	(1,293)
TOTAL SHAREHOLDERS’ EQUITY	42,673	39,093

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$66,223	$62,372

See accompanying notes to consolidated financial statements.

AXSYS TECHNOLOGIES, INC.
Consolidated Statements of Operations
(Amounts in thousands, except per share data - Unaudited)

	For the Three-Months Ended		For the Nine-Months Ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
		(Restated)		(Restated)

Net sales	$21,203	$19,086	$63,269	$58,764
Cost of sales	15,489	14,102	46,122	44,125
Gross margin	5,714	4,984	17,147	14,639

Selling, general and administrative expenses	3,906	3,906	11,968	12,406
Research, development and engineering expenses	574	486	1,628	1,551
Restructuring and special charges	—	—	—	2,075
Operating income (loss)	1,234	592	3,551	(1,393)

Interest expense	(39)	(52)	(137)	(157)
Interest income	21	49	77	139
Other income (expense)	67	45	211	(71)
Income (loss) from continuing operations before tax and cumulative effect of change in accounting principle	1,283	634	3,702	(1,482)

Provision for income taxes	58	1,425	167	2,404
Income (loss) from continuing operations before cumulative effect of change in accounting principle	1,225	(791)	3,535	(3,886)
Loss from discontinued operations	—	(2,508)	—	(4,266)
Cumulative effect of change in accounting principle	—	—	—	535
Net income (loss)	$1,225	$(3,299)	$3,535	$(7,617)

BASIC INCOME (LOSS) PER SHARE:
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$0.26	$(0.17)	$0.76	$(0.82)
Loss from discontinued operations	—	(0.53)	—	(0.91)
Cumulative effect of change in accounting principle	—	—	—	0.11
Total	$0.26	$(0.70)	$0.76	$(1.62)

Weighted average basic common shares outstanding	4,658	4,703	4,657	4,700

DILUTED INCOME (LOSS) PER SHARE:
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$0.26	$(0.17)	$0.75	$(0.82)
Loss from discontinued operations	—	(0.53)	—	(0.91)
Cumulative effect of change in accounting principle	—	—	—	0.11
Total	$0.26	$(0.70)	$0.75	$(1.62)

Weighted average dilutive common shares outstanding	4,735	4,703	4,698	4,700

See accompanying notes to consolidated financial statements.

AXSYS TECHNOLOGIES, INC.
Consolidated Statements of Cash Flow
(Unaudited, dollars in thousands)

	Nine-Months Ended
	September 27, 2003	September 28, 2002
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,535	$(7,617)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Impairment of assets	—	313
Cumulative effect of change in accounting principle	—	(535)
Depreciation	2,225	2,042
Restructuring and special charges	—	2,075
Loss on disposal of capital assets	51	627
Deferred income taxes, net	—	1,506
Changes in operating assets and liabilities:
Accounts receivable	(2,747)	(795)
Inventory	(1,980)	(1,627)
Current income tax receivable	1,522	1,602
Other current assets	427	(154)
Accounts payable	1,161	(420)
Accrued expenses and other liabilities	(234)	151
Deferred income	1,324	2,280
Other long-term liabilities	(468)	(122)
Other – net	47	530
Net cash provided by (used in) continuing operations	4,863	(144)
Net cash (used in) provided by discontinued operations	(674)	1,066
NET CASH PROVIDED BY OPERATING ACTIVITIES	4,189	922

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,604)	(680)
NET CASH USED IN INVESTING ACTIVITIES	(2,604)	(680)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of capital lease obligations	(838)	(652)
NET CASH USED IN FINANCING ACTIVITIES	(838)	(652)

NET INCREASE (DECREASE) IN CASH	747	(410)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,920	9,899
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,667	$9,489

Supplemental cash flow information
Cash paid for (received from):
Interest paid (received) – net	$9	$(26)
Income tax refund – net	(1,167)	(3,132)

See accompanying notes to consolidated financial statements.

AXSYS TECHNOLOGIES, INC.
Consolidated Statements of Shareholders’ Equity
For the Nine-Months Ended September 27, 2003 and September 28, 2002
(Unaudited, dollars in thousands)

	Common Stock		Capital in Excess Of Par	Retained Earnings	Treasury
	Shares	Amount			Shares	Amount

Balance at December 31, 2002	4,792,674	$47	$39,587	$752	(138,988)	$(1,293)
Net income	—	—	—	3,535	—	—
Contribution to 401(k) plan	—	—	(2)	—	4,732	44
Exercise of stock options	—	—	(1)	—	400	4
Balance at September 27, 2003	4,792,674	$47	$39,584	$4,287	(133,856)	$(1,245)

Balance at December 31, 2001	4,792,674	$47	$39,621	$7,813	(96,876)	$(1,041)
Net loss	—	—	—	(7,617)	—	—
Contribution to 401(k) plan	—	—	(25)	—	7,326	79
Balance at September 28, 2002	4,792,674	$47	$39,596	$196	(89,550)	$(962)

See accompanying notes to consolidated financial statements.

AXSYS TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements
(Dollars in thousands, except share data  - Unaudited)

Note 1 - Basis of Presentation

Axsys Technologies, Inc. (“Axsys” or the “Company”) prepared the Consolidated Financial Statements, as of and for the three-months and nine-months ended September 27, 2003 and September 28, 2002, without audit.  In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows for such periods have been made, and the interim accounting policies followed are in conformity with generally accepted accounting principles and are consistent with those applied for annual periods as described in Axsys’ annual report for the year ended December 31, 2002, previously filed on Form 10-K with the Securities and Exchange Commission (the “Annual Report”).

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted.  It is suggested that these consolidated financial statements be read in conjunction with the financial statements included in Axsys’ Annual Report for the year ended December 31, 2002.  The results of operations for the nine-months and three-months ended September 27, 2003 and September 28, 2002 are not necessarily indicative of the operating results for the full years.

Basic earnings per share have been computed by dividing net income (loss) by the weighted average number of common shares outstanding.  The actual dilutive effect of stock options on the weighted average number of common shares outstanding was 76,190 shares for the quarter ended September 27, 2003 and 41,657 for the nine-months ended September 27, 2003.  When there is a loss from continuing operations, the computation of the dilutive net loss per share is based on the weighted average basic shares outstanding.  The dilutive effect of stock options on the weighted average number of common shares would have been 6,435 shares for the quarter ended September 28, 2002 and 3,876 shares for the nine-months ended September 28, 2002, if the effect were not anti-dilutive.

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

	Three-Months Ended		Nine-Months Ended
	Sept 27, 2003	Sept 28, 2002	Sept 27, 2003	Sept 28, 2002
Reported net income (loss)	$1,225	$(3,299)	$3,535	$(7,617)
Stock option related employee compensation expense	(278)	(317)	(833)	(952)
Pro forma net (loss) income	$947	$(3,616)	$2,702	$(8,569)

Pro forma basic income (loss) per share	$0.20	$(0.77)	$0.58	$(1.82)
Weighted average basic common shares outstanding	4,658,320	4,702,624	4,656,595	4,699,861

Pro forma diluted (loss) income per share	$0.20	$(0.77)	$0.58	$(1.82)
Weighted average diluted common shares outstanding	4,734,510	4,702,624	4,698,252	4,699,861

Other income and expenses is primarily composed of principal payments received from a fully reserved note received from the 1998 sale of Sensor Systems of $49 in the quarter ended September 27, 2003, $71 in the quarter ended September 28, 2002, $188 in the nine-months ended September 27, 2003, and $208 in the nine-months ended September 28, 2002.  In addition, the nine-months ended September 28, 2002 included $232 of expense associated with the disposal of capital equipment.

The financial statements for the three-months and nine-months ended September 28, 2002 have been restated from the financial statements previously reported in the Company’s Form 10-Q for that quarter.  The restatement reflects a tax valuation allowance of $1,221 for the three-months ended September 28, 2002 and $4,146 for the nine-months ended September 28, 2002, which has been recorded in the provision for income taxes from continuing operations.

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

Revenues from the Automation Group were $348 and $1,177 for the three-months and nine-months ended September 28, 2002, respectively.  The Automation Group generated an after-tax loss of $2,508 in the third quarter of 2002 and $4,266 during the first nine months of 2002, as follows:

	Three-Months Ended September 28, 2002	Nine-Months Ended September 28, 2002
Automation business – Loss on sale, net of tax	$1,693	$1,693
Automation business – Loss from operations, net of tax	815	2,573
Loss from Discontinued Operations	$2,508	$4,266

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

Segment Reorganization:  In March 2002, Axsys announced a reorganization of its market segments into three major groups.  The strategic realignment resulted in a change in the composition of Axsys’ reportable segments.  This plan resulted in a restructuring charge of $286 pre-tax for a workforce reduction of three people in the former Automation Group, which has been included in the loss from discontinued operations.  In addition, as part of the segment reorganization, the Company incurred a charge of $266 in the first quarter of 2002 for the termination of the Company President.

During the first nine-months of 2002, Axsys recorded the following amounts as restructuring and special charges in the Consolidated Statement of Operations:

	Cost of Goods Sold	Selling, General & Administrative Expense	Restructuring Charge	Total
Relocation of product lines	$136	$372	$794	$1,302
Sale of Teletrac	—	—	1,015	1,015
Segment Reorganization	—	—	266	266
Total	$136	$372	$2,075	$2,583
Cash Costs	—	372	1,196	1,568
Non-Cash Costs	136	—	879	1,015

As of September 27, 2003, the Company has spent all cash costs in connection with these 2002 restructuring and special charges.

Note 4 – Inventories, net

Inventories, determined by lower of cost (first-in, first-out or average) or market, consist of:

	September 27, 2003	December 31, 2002
Raw materials	$3,793	$3,267
Work-in-process	12,684	11,315
Finished goods	7,583	7,498
	$24,060	$22,080

Note 5 – Foreign Exchange Contract

The Company does not enter into financial instruments for trading or speculative purposes.  However, a financial instrument was used to reduce the impact of changes in foreign currency exchange rates.  The counterparty was a major financial institution.

In May of 2003, the Company entered into a forward foreign exchange contract principally to hedge currency fluctuations in a sales transaction denominated in Euros, thereby limiting the Company’s risk that would otherwise result from changes in exchange rates.  The period of the forward foreign exchange contract corresponds to the period of the hedged transaction.

As of September 27, 2003, the Company had outstanding a forward foreign exchange contract to sell $409 of foreign currency, with a window of maturity through May 21, 2004.  At September 27, 2003, the difference between the contract amount and fair value was immaterial and therefore comprehensive income was not recorded.

Note 6 – Segment Data

Axsys classifies its businesses under three major groups, the Aerospace and Defense Group, Commercial Products Group and the Distributed Products Group.

The Aerospace and Defense Group designs, manufactures and sells high-end components such as precision position sensors, high-performance motors, precision metal optics, precision machined light-weight structures and opto-mechanical and electro-mechanical subassemblies.  These products are designed to enable Original Equipment Manufacturers (“OEMs”) to improve imaging, positional performance (accuracy, resolution, speed and power), and weight requirements in their systems.  Principal markets for these products include OEMs serving the aerospace and defense markets.

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

The following tables present the operating results for each of the Company’s segments:

	Three-Months Ended:		Nine-Months Ended:
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
Net sales
Aerospace and Defense Group	$12,472	$10,973	$37,120	$33,602
Commercial Products Group	3,320	3,034	10,288	9,802
Distributed Products Group	5,411	5,079	15,861	15,360
Total sales	21,203	19,086	63,269	58,764

Pre-tax income (loss) before cumulative effect of change in accounting principle:
Aerospace and Defense Group	995	652	2,904	2,177
Commercial Products Group	681	555	2,357	932
Distributed Products Group	508	153	1,278	924
Restructuring and special charges	—	—	—	(2,583)
Non-allocated expenses	(901)	(726)	(2,837)	(2,932)
Income (loss) from continuing operations before tax and cumulative effect of change in accounting principle:	$1,283	$634	$3,702	$(1,482)

The following table presents the details of the non-allocated expenses:

	Three-Months Ended:		Nine-Months Ended:
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
Non-allocated expenses
Corporate expenses	$(950)	$(768)	$(2,988)	$(2,843)
Capital lease expense	(23)	(52)	(89)	(157)
Interest income	21	49	77	139
Loss on disposal of property, plant and equipment	—	(3)	—	(232)
Miscellaneous other income (expense)	51	48	163	161
Total non-allocated expenses	$(901)	$(726)	$(2,837)	$(2,932)

The following table presents the identifiable assets for each of the Company’s segments:

	September 27, 2003	December 31, 2002
Identifiable assets:
Aerospace and Defense Group	$34,244	$30,466
Commercial Products Group	5,177	4,158
Distributed Products Group	12,442	11,949
Non-allocated assets	14,360	15,799
Total assets	$66,223	$62,372

The following table presents the non-allocated identifiable assets:

	September 27, 2003	December 31, 2002
Non-allocated assets:
Cash and cash equivalents	$10,667	$9,920
Income taxes – current and deferred income taxes	2,555	4,077
Corporate property, plant and equipment	575	823
Corporate prepaid insurance	303	684
Miscellaneous other corporate assets	260	295
Total assets	$14,360	$15,799

Note 7 – Other Information

	September 27, 2003	December 31, 2002

Allowance for doubtful accounts	$557	$509

Accumulated depreciation and amortization of property, plant and equipment	$15,162	$12,977

Note 8 – Income Taxes

The Company has net operating loss carryforwards of approximately $3.6 million, which expire at various times through 2022.  Axsys also has credit carryforwards of approximately $1.0 million, which expire at various times between 2018 and 2021.  In accordance with the Statement of Financial Accounting Standards No. 109, the Company recognized a valuation allowance, which was $4, 631 at December 31, 2002, to offset a portion of the recorded deferred tax asset.   During the first nine months of 2003, the Company generated net income and, therefore, reduced the valuation allowance by $1,296 and utilized $1,296 of the deferred tax asset.   Available and prudent tax planning strategies support the deferred tax asset currently recorded on the books.

Note 9 – Warranty Accruals

The Company issues warranties for approximately 45% of its products.  The product warranty liability is generally based on volume, historical return percentages and the warranty period.  The following table summarizes product warranty activity for the nine-months ended:

	Balance at December 31, 2002	Provision, changes and other	Payments	Balance at September 27, 2003
Product warranty liability	$672	191	(229)	$634

Note 10 – Commitments and Contingencies

Axsys has various lawsuits, claims, commitments and contingent liabilities arising from the ordinary conduct of its business; however, they are not expected to have a material adverse effect on the business or financial condition.  It is possible, however, that the results of operations for a particular fiscal period could be materially affected.

On May 30, 1997, an action was filed in the Court of Chancery in the State of Delaware against the Company and three of the directors on behalf of a purported class of persons who purchased the Company’s preferred stock.  The plaintiff has challenged the decision of the Company to redeem all of its outstanding shares of the preferred stock.  The plaintiff claimed that the defendants (1) breached fiduciary duties in setting the redemption price too low and unfairly seeking to advantage holders of common stock and (2) breached contractual duties as set forth in the Certificate of Designation governing the preferred stock, as well as an implied covenant of good faith and fair dealing.  In March 1998, the Court dismissed the plaintiff’s claim of breach of fiduciary duties but declined to dismiss the plaintiff’s claims concerning the purported breach of contract and implied covenant of good faith and fair dealing.  In January of 2001, the plaintiff filed an amended complaint asserting the same causes of action raised in the original complaint.  The Company filed an answer, in January of 2001, denying the material substantive allegations of the amended complaint and asserting, as affirmative defenses, the failure to state a claim and the defense that plaintiff is not an adequate class representative.  There have been no significant changes in the status of the complaint since January 2001.  It is the Company’s policy to accrue litigation costs when those costs are believed to be probable and can be reasonably estimated.  The potential outcome is currently deemed to be immaterial to the consolidated financial statements taken as a whole.

Axsys has been identified as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) with respect to three third-party waste disposal sites.  Although liability under CERCLA is joint and several, meaning that liability can exceed a PRP’s pro rata share of cleanup costs, the Company believes, based on currently available information, that costs associated with these sites will not have a material adverse effect on the business and financial condition.  It is possible, however, that the results of operations for a particular fiscal period could be materially affected.

Pursuant to a remedial plan approved by the Ohio Environmental Protection Agency (“Ohio EPA”) in 1993, Axsys investigated soils and groundwater at a site formerly owned by a division of Axsys, and has conducted certain remedial work at this site including soil removal.  The Company has incurred costs of $131 in the first nine months of 2003 and approximately $731 to date.   The Company received the approval of the Ohio EPA for an alternate closure plan related to this site.  As of September 7, 2003, installation of the remediation system was in progress.  The Company anticipates that actual expenditures will be incurred over a period of several years.  As of September 27, 2003, the Company has accrued $330 for expenses related to this site.

During 1999, Axsys sold the land and building of a previously discontinued Sensor Systems division in St. Petersburg, Florida.  The Company conducted investigations of soil and groundwater at the former facility and received approval of the remedial action plan from the Florida Department of Environmental Protection.  During the second quarter of 2003, the Company installed the remediation systems and has begun the clean up of the site.   During the first nine-months of 2003, the Company spent $267 on the clean up of this facility and has incurred approximately $620 to date.  As of September 2003, the Company has accrued $444 for expenses related to this site.

On December 21, 2001, the Company received a letter from the United States Environmental Protection Agency (“EPA”) notifying Axsys that they are considered to be a potentially responsible party at a site located in Prospect, Connecticut, which until 1978 was owned by a former subsidiary.   The letter also demanded payment of approximately $25 in past response costs and unspecified future costs.  Although Axsys may be obligated under CERCLA for contributions towards response costs incurred as a result of alleged releases of hazardous substances at the site, the Company is still investigating its responsibilities to the site.  In addition, it is the Company’s policy to accrue environmental cleanup related costs when those costs are believed to be probable and can be reasonably estimated.  The quantification of environmental exposure, if any, with respect to this site requires an assessment of many factors, including the quality of information available, the assessment stage of the investigation, preliminary findings and the length of time involved in remediation. As Axsys has not determined if any liability exists, a meaningful range of exposure cannot be estimated.  The Company has responded to the EPA’s demand and is awaiting a response.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

(in thousands and as a percentage of sales)

The following tables set forth certain financial data for the three-months and nine-months ended September 27, 2003 and September 28, 2002.  The segment tables, shown below, exclude one-time charges, which are shown separately.

	Three-Months Ended:
	September 27, 2003		September 28, 2002
Sales	$21,203	100.0%	$19,086	100.0%
Cost of sales	15,489	73.1	14,102	73.9
Gross margin	5,714	26.9	4,984	26.1

Selling, general and administrative expenses	3,906	18.4	3,906	20.5
Research, development and engineering expenses	574	2.7	486	2.5
Operating income	1,234	5.8	592	3.1
Interest expense – net	(18)	—	(3)	—
Other income (expense) – net	67	0.3	45	0.2
Income from continuing operations before tax and change in accounting principle	1,283	6.1	634	3.3
Provision for income taxes	58	0.3	1,425	7.5
Income (loss) from continuing operations before cumulative effect of change in accounting principle	1,225	5.8	(791)	(4.2)
Loss from discontinued operations	—	—	(2,508)	(13.1)
Net income (loss)	$1,225	5.8%	$(3,299)	(17.3)%

	Nine-Months Ended:
	September 27, 2003		September 28, 2002
Sales	$63,269	100.0%	$58,764	100.0%
Cost of sales	46,122	72.9	44,125	75.1
Gross margin	17,147	27.1	14,639	24.9

Selling, general and administrative expenses	11,968	18.9	12,406	20.5
Research, development and engineering expenses	1,628	2.6	1,551	2.6
Restructuring and special charges	—	—	2,075	4.2
Operating income (loss)	3,551	5.6	(1,393)	(2.4)
Interest expense – net	(60)	—	(18)	—
Other income (expense) – net	211	0.3	(71)	(0.1)
Loss from continuing operations before tax and change in accounting principle	3,702	5.9	(1,482)	(2.5)
Provision for income taxes	167	0.3	2,404	4.1
Income (loss) from continuing operations before cumulative effect of change in accounting principle	3,535	5.6	(3,886)	(6.6)
Loss from discontinued operations	—	—	(4,266)	(7.3)
Cumulative effect of change in accounting principle	—	—	535	0.9
Net income (loss)	$3,535	5.6%	$(7,617)	(13.0)%

Overview

Overall sales from continuing operations for the third quarter and first nine-months of 2003 increased compared to the prior year by 11.1% and 7.7%, respectively.

Improvements in gross margin, for the three-months and the nine-months ended September 27, 2003 compared to the comparable period in 2002, are primarily the result of an overall increase in revenue and in particular increased revenues from more profitable engineering and out of warranty repair work.  For the third quarter of 2003, selling, general and administrative expenses were comparable to similar expenses in the third quarter of 2002.  Selling general and administrative expenses for the nine-months ended September 27, 2003 were lower than the previous year primarily due to the absence of special charges relating to the relocation of our OEM product lines from Santa Barbara, California to Rochester Hills, Michigan during the second quarter of 2002 and the management changes which occurred during the first quarter of 2002.  Research, development and engineering expenses for the three-months and the nine-months ended September 27, 2003 were higher than in the comparable periods last year primarily as a result of costs incurred to hire engineers and increased time spent on research and development projects.

Aerospace and Defense Segment

(in thousands and as a percentage of sales)

	Three-Months Ended				Nine-Months Ended
	September 27, 2003		September 28, 2002		September 27, 2003		September 28,2002

Sales	$12,472	100.0%	$10,973	100.0%	$37,120	100.0%	$33,602	100.0%
Cost of sales	9,706	77.8	8,638	78.7	28,951	78.0	26,729	79.5
Gross margin	$2,766	22.2%	$2,335	21.3%	$8,169	22.0%	$6,873	20.5%

Sales in the Aerospace and Defense segment increased 13.7% for the three-months ended and 10.5% for the nine-months ended September 27, 2003 compared to the same periods in 2002.  The increase in revenues is primarily due to increased sales of our beryllium-machined products including increased sales for products utilized in the United States missile defense program and in a nuclear laboratory application.

Gross margin as a percent of sales increased slightly during the third quarter and the first nine months of 2003 compared to the prior year.  This was primarily due to increased volume and favorable sales mix due to shipments of higher margin engineering prototypes.

Commercial Products Segment

(in thousands and as a percentage of sales)

	Three-Months Ended				Nine-Months Ended
	September 27, 2003		September 28, 2002		September 27, 2003		September 28, 2002

Sales	$3,320	100.0%	$3,034	100.0%	$10,288	100.0%	$9,802	100.0%
Cost of sales	2,019	60.8	1,795	59.2	6,084	59.1	6,352	64.8
Gross margin	$1,301	39.2%	$1,239	40.8%	$4,204	40.9%	$3,450	35.2%

Sales in the Commercial Products segment increased 9.4% for the three-months and 5.0% nine-months ended September 27, 2003 as compared to comparable periods in the prior year.  The increase in sales is a result of new orders primarily in the medical imaging industry.

Gross margin as a percent of sales slightly declined during the third quarter of 2003 compared to the third quarter of 2003 primarily as a result of additional costs associated with the northeast blackout of 2003 and increased tooling investment to support future manufacturing efficiencies. Gross margin for the nine-months ended September 27, 2003 were 5.7% higher than the comparable period in 2002 primarily as a result of cost savings of $218 thousand achieved by closing the Santa Barbara, California facility in the second quarter of 2002.  During April of 2002, we sold Teletrac, Inc., a wholly owned subsidiary, which included our data storage product line. As a result of the sale and with a view to improving our efficiency, we relocated the remaining product lines manufactured at our Santa Barbara facility to our Rochester Hills, Michigan facility during the second quarter of 2002.

Distributed Products Segment

(in thousands and as a percentage of sales)

	Three-Months Ended				Nine-Months Ended
	September 27, 2003		September 28, 2002		September 27, 2003		September 28, 2002

Sales	$5,411	100.0%	$5,079	100.0%	$15,861	100.0%	$15,360	100.0%
Cost of sales	3,764	69.6	3,669	72.2	11,087	69.9	10,908	71.0
Gross margin	$1,647	30.4%	$1,410	27.8%	$4,774	30.1%	$4,452	29.0%

Sales in the Distributed Products segment increased 6.5% for the three-months and 3.3% for the nine-months ended September 27, 2003 as compared to the prior year as a result of new orders from consumer product manufacturers.  However, conditions continue to be weak in the industrial automation and commercial markets for our precision ball bearings, which includes lower sales to electronic capital equipment markets.

Gross margin as a percent of sales increased slightly in the third quarter and first nine months of 2003 as compared with the prior year.  Higher margins in 2003 were primarily a result of higher sales volume and lower obsolescence expense compared to 2002.

Non-Allocated Charges Included in Cost of Sales

(in thousands and as a percentage of sales)

	Three-Months Ended				Nine-Months Ended
	September 27, 2003		September 28, 2002		September 27, 2003		September 28, 2002

Cost of sales	$—	—%	$—	—%	$—	—%	$136	0.2%

During the second quarter of 2002, we wrote off $136 thousand of inventory for the elimination of some small product lines resulting from the closure of the Santa Barbara, California facility.  This charge is included in the cost of sales but is not allocated to a particular segment. This inventory was disposed of in 2002.

Operating Expenses

(in thousands and as a percentage of sales)

	Three-Months Ended				Nine-Months Ended
	September 27, 2003		September 28, 2002		September 27, 2003		September 28, 2002

Selling, general and administrative	$3,906	18.4%	$3,906	20.5%	$11,968	18.9%	$12,406	20.5%
Research, development and engineering	574	2.7	486	2.5	1,628	2.6	1,551	2.6
Restructuring and special charges	—	—	—	—	—	—	2,075	4.2

Selling, General and Administrative Expenses. Selling, general and administrative expenses in the third quarter 2003 were flat compared to the prior year and $438 thousand lower for the first nine-months of 2003 compared to the prior year.  During the second quarter of 2002, we recorded a one-time charge of $372 thousand associated with the closure of the Santa Barbara, California facility and subsequent relocation of the product lines to our Michigan facility.  In addition, we realized cost savings of $345 thousand for the nine months ended September 27, 2003 from the closure of the California facility.  The benefits realized by the closure of this facility were partially offset by increased incentive costs primarily due to the increase in revenues.

Research, Development and Engineering Expenses.  Research, development and engineering expenses increased $88 thousand in the third quarter of 2003 compared to the prior year and $77 thousand for the first nine-months of 2003 compared to the prior year, primarily due to increased spending for R&D and engineering infrastructure at our San Diego, California and Rochester Hills, Michigan facilities partially offset by savings of $120 thousand realized from the closure of the Santa Barbara, California facility in 2002.   The increased engineering efforts were utilized to support a variety of customer and non-customer specific efforts.

Restructuring and special charges.  There were no restructuring and special charges for the nine months of 2003 compared to charges of $2.1 million for the prior year.  During the first nine-months of 2002, restructuring charges included $0.3 million for termination expenses incurred in connection with the restructuring of the business and $1.0 million associated with asset write-downs and severance expenses resulting from the sale of Teletrac and $0.8 million of costs relating to the relocation of certain Commercial OEM product lines from Santa Barbara, California to Rochester Hills, Michigan.

Accrued Restructuring and Special Charges
(in thousands)
2002 Charges	$2,075
2002 Non-cash usage	(1,141)
2002 Cash usage	(878)
2002 Additional accrual	14
Balance at December 31, 2002	70
2003 Cash usage	(70)
Balance at September 27, 2003	$—

The Company accrued an additional $14 thousand during the fourth quarter of 2002 associated with the 2002 restructuring of the business.

Other Income and Expenses

Interest expense.  Interest expense was $39 thousand in the third quarter and $137 thousand in the first nine-months of 2003, compared to interest expense of $52 thousand and $157 thousand in the comparable periods of 2002.  Interest expense is primarily for interest payments on capital leases.   The decrease in expense in 2003 compared to 2002 is primarily a result of lower capital lease balances.

Interest income.  Interest income was $21 thousand in the third quarter and $77 thousand in the first nine-months of 2003, compared to interest income of $49 thousand and $139 thousand in the comparable periods of 2002.  Interest income is primarily composed of interest received from a fully reserved note receivable from Sensor Systems and interest income from our investments.  We did not receive any interest income from Sensor Systems in the third quarter of 2003, due to a late interest payment, compared to $9 thousand in the comparable period of 2002 and $9 thousand year to date compared to $32 thousand in 2002.  Interest income from this note receivable is accounted for on a cash basis.  The decline in interest received is the result of the lower principal balance and the late interest payment.  In addition, interest income from our investments has declined by $19 thousand during the third quarter of 2003 and by $39 thousand in the first nine-months of 2003 compared to the prior year as a result of lower interest rates in 2003.

Other income and expense, net.  Other income from the fully reserved note from the 1998 sale of Sensor Systems was $59 thousand in the third quarter of 2003 and $198 thousand for the first nine months of 2003 compared to $71 and $208 thousand in the comparable periods of 2002.

Taxes.  The consolidated effective tax rate, primarily for state taxes, was 4.5% for the three and nine-months ended September 27, 2003 compared to 2.33% and 1.42% in the comparable periods of 2002.  The consolidated state rates for 2002 were lower than the 2003 rates due to the net loss incurred in 2002.  The effective tax benefit rate was 35% for discontinued operations during the third quarter of 2002 and the first nine months of 2002.  The tax provision rate for continuing operations for the third quarter of 2002 was 224.8% and 162.2% for the first nine months of 2002.  In accordance with the Statement of Financial Accounting Standards No. 109, during the first nine months of 2002, we established a $4.1 million valuation allowance against the net deferred tax asset related to net operating losses carryforward.  During the first three quarters of 2003, we recorded net income and therefore reduced this valuation allowance and utilized $1.3 million of the deferred tax asset.   As, and if, we continue to record income and utilize the net operating loss carryforwards, we will further reduce the valuation allowance.

Discontinued Operations.

During the third quarter of 2002, we decided to divest our automation business and disposed of the Automation Group in the fourth quarter of 2002.  The net loss from discontinued operations was $2.5 million in the third quarter of 2002 and $4.3 million the first nine months of 2002, which included (in thousands):

	Three-Months Ended September 28, 2002	Nine-Months Ended September 28, 2002
Automation business – Loss on sale, net of tax	$1,693	$1,693
Automation business – Loss from operations, net of tax	814	2,573
Loss from Discontinued Operations	$2,508	$4,266

Revenues from the Automation Group were $348 thousand for the three-months and $1,777 thousand for the nine-months ended September 28, 2002.

Liquidity and Capital Resources

Axsys funds its operations primarily from cash flow generated by operations and cash on hand. As of September 27, 2003, cash and cash equivalents totaled $10.7 million.

Net cash provided by operating activities for the nine months ended September 27, 2003 was $4.2 million compared to $922 thousand for the nine months ended September 28, 2002.  Axsys’ net income for the first nine months of 2003 was $3.5 million, which included $2.2 million of depreciation and $51 thousand of capital asset disposals.  Net income and non-cash expenses were partially offset by cash outflows of $468 thousand for long-term liabilities primarily related to environmental remediation reserves and loss contract reserves, $674 thousand related to discontinued operations and $527 thousand in working capital changes as described below.

Working capital increased by $527 thousand during the first nine months of 2003.  Accounts receivable increased $2.7 million due to increased volume, the timing of shipments and customer advances within the third quarter of 2003 and an increase in days sales outstanding from an unusually low level at the end of 2002.  Inventory increased $2.0 million due to long-lead items for several aerospace and defense programs scheduled to ship over the next six-months.  The increase in inventory was partially offset by a related $1.1 million increase in accounts payable.  In the second quarter, Axsys received a federal income tax refund of $1.5 million that reduced current income taxes receivable.  Other current assets also decreased $427 thousand as amortization of prepaid insurance exceeded new premiums paid.  In addition, accrued expenses and other liabilities increased by $1.1 million largely due an increase in deferred income from long lead-time orders partially offset by state income tax payments.

Cash used in investing activities was $2.6 million for the nine months ended September 27, 2003 and $680 thousand for the nine-months ended September 28, 2002.  These funds were utilized for capital expenditures.

Net cash used in financing activities was $838 thousand for the nine-months ended September 27, 2003 and $652 thousand for the nine-months ended September 28, 2002. These funds were used to repay capital leases.

Management believes that the Company has sufficient funds on hand to finance its operations, capital expenditures, and working capital requirements for the foreseeable future.

Backlog

A substantial portion of Axsys’ business is of a build-to-order nature requiring various engineering, manufacturing, testing and other processes to be performed prior to shipment.  As a result, Axsys generally has a significant backlog of orders to be shipped.  Axsys ended the first nine-months of 2003 with a backlog of $60.4 million, compared to a backlog of $55.5 million at September 28, 2002, an increase of  $4.9 million or 8.8 percent.  We believe that a substantial portion of our backlog of orders at September 27, 2003 will be shipped over the next twelve months.   However, approximately 10% of our current backlog will be shipped in the latter part of 2004 and beyond.  The majority of our longer-term backlog consists of firm contracts with prime contractors of the United States Government for our beryllium-machined products.

Forward-Looking Statements

This quarterly report on Form 10-Q includes certain forward-looking statements, including the statements with regard to the potential use of our deferred tax valuation allowance, our backlog and the sufficiency of funds to finance operations, capital expenditures and working capital requirements.  The Company’s business is subject to a variety of risks and uncertainties, including the effect of order backlog on operations, the impact of competition in the aerospace and defense industry, the effects of legal proceedings and regulatory matters on the business, and the impact of general economic conditions, as well as other factors discussed in filings that Axsys makes with the Securities and Exchange Commission.  As a result, actual future results and developments may be materially different from those expressed or implied in any forward-looking statement.  Disclosure regarding factors affecting our future results and developments is contained in the Axsys’ public filings with the Securities and Exchange Commission, including our annual report on Form 10-K for the fiscal year ended December 31, 2002.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Axsys’ market risk sensitive instruments do not subject us to material risk exposures.

Item 4. CONTROL AND PROCEDURES

As of September 27, 2003, an evaluation was performed under the supervision and with the participation of the our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 27, 2003.

There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the period covered by this report.

PART II – OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits
	31.1	Certification pursuant to Rule 13a-14(a) – Chief Executive Officer

	31.2	Certification pursuant to Rule 13a – 14(a) – Chief Financial Officer

	32.1	Certification pursuant to 18 U.S.C. Section 1350 – Chief Executive Officer

	32.2	Certification pursuant to 18 U.S.C. Section 1350 – Chief Financial Officer

(b)	Reports on 8-K
Report on Form 8-K filed on July 28, 2003 regarding the financial results for the second quarter ended June 28, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date: November 6, 2003	AXSYS TECHNOLOGIES, INC.

	By:	/s/ Stephen W. Bershad
Stephen W. Bershad
Chairman of the Board and Chief Executive Officer

/s/ David A. Almeida
David A. Almeida
Vice President-Finance and Chief Financial Officer
(Principal Financial Officer)

EXHIBITS INDEX

Exhibit Number	Description

31.1	Certification pursuant to Rule 13a-14(a) – Chief Executive Officer

31.2	Certification pursuant to Rule 13a – 14(a) – Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350 – Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. Section 1350 – Chief Financial Officer