Form 10-K
period 2003-12-31
AXSYS TECHNOLOGIES INC
filed 2004-03-09
CIK 206030

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2003

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

Indicate by check mark whether the Registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). ☐.

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the close of business June 30, 2003, $30,218,048.

Common Stock outstanding at March 1, 2004:  4,660,983 shares.

Documents Incorporated by Reference

Document	Form 10-K Reference
Portion of Axsys Technologies, Inc. Notice of Annual Meeting of Stockholders and Proxy Statement.	Part III, Items 10-14

PART I

Item 1.  BUSINESS

Axsys Technologies, Inc. (together with our subsidiaries, unless the context suggests otherwise, “Axsys” or “we”) is a leading designer and manufacturer of precision opto-mechanical and electromechanical components and subassemblies used to reflect and direct laser, infrared and multi-spectral energy for use in aerospace, defense and commercial applications.  In addition, we distribute precision ball bearings used in a variety of industrial and commercial applications.  Axsys’ highly engineered components and subassemblies serve as core technologies in numerous, vital military platforms and programs.  Within the National Missile Defense systems of the United States, Axsys’ products are on several current missile defense programs including EKV, THAAD, PAC-3, SBIRS-High and Airborne Laser.  Additionally, Axsys’ products are on several next generation thermal imaging and targeting systems for platforms such as F-16, F-18, Comanche, IBAS, M1A2 and Stryker.  Axsys also supplies critical guidance and seeker components for the Minuteman intercontinental ballistic missile and the AIM-9X Sidewinder missile.  Axsys was incorporated in the State of New York in 1959 and reincorporated in the State of Delaware in 1968.  Axsys’ common stock trades on the Nasdaq Stock Market under the symbol “AXYS”.

We sell our components, subassemblies and bearings to a variety of original equipment manufacturers (“OEMs”).  Our focus markets are aerospace and defense, high-performance graphic arts, medical imaging, semiconductor capital equipment, industrial automation and maintenance repair operations (“MROs”).

Axsys offers a wide range of precision opto-mechanical and electromechanical components and subassemblies, which allow our customers to meet the needs of rigorous operating environments such as the battlefield or space.  For the fiscal year ending December 31, 2003, approximately 58% of Axsys’ revenues were generated in the Aerospace and Defense sector.  However, the core technologies and manufacturing techniques used in the Aerospace and Defense industry are transferable to the semiconductor, high-performance graphic arts and medical imaging markets.

Within our defense business, Axsys is extremely well positioned on high-profile military platforms, with the majority of our sales in a sole source position.  Axsys’ defense businesses, precision machining, precision optics and motion control products, are key components required for stabilized optical platforms (“SOP”).  The SOP is essential to military and space targeting and imaging systems.

Axsys is organized into three groups: Aerospace and Defense Group, Commercial Products Group and Distributed Products Group.

The Aerospace and Defense Group designs, manufactures and sells high-end components such as precision position sensors, high-performance motors, precision metal optics, precision machined light-weight structures and opto-mechanical and electromechanical subassemblies.  Our products are principally oriented toward SOPs that enable our customers to improve imaging, positional performance (accuracy, resolution, speed and power) and weight requirements in their systems.  Principal markets for our products include OEMs serving the aerospace and defense markets.  The Aerospace and Defense Group is comprised of Motion Control Products in San Diego, California, Precision Machined Products in Cullman, Alabama, and Precision Optical Products in Rochester Hills, Michigan.

The Commercial Products Group designs, manufactures and sells airbearing scanners, micro-positioning stages, laser auto-focus and laser-based distance measuring interferometers.  Our products are sold to OEMs who typically produce equipment that utilizes lasers for imaging or inspection, enabling them to increase the accuracy and throughput of their systems.  Principal markets for our products include graphic arts and semiconductor capital equipment manufacturers and, recently, the medical imaging market. The Commercial Products Group is located in Rochester Hills, Michigan.

The Distributed Products Group distributes precision ball bearings, spherical plain bearings and bushings, acquired from various domestic and international sources, to OEMs and MROs.  The bearings and bushings are used in a variety of industrial automation and commercial markets. Additionally, the Distributed Products Group designs, manufactures and sells mechanical-bearing subassemblies for a variety of customers.  The Distributed Products group is comprised of the AST Bearings Division located in Montville, New Jersey and our distribution center in Irvine, California.

Market Overview

Axsys’ products are sold to OEMs in a variety of markets that demand the precision and performance of our products and capabilities.

Aerospace and Defense

Defense Electronics:  Defense electronics represents one of the largest growth sectors in the Department of Defense (“DoD”) budget.  The additional demand will focus on defense electronics products and services including sensors and thermal imaging.  Axsys is involved in the continuing development of the next generation forward looking infrared (“FLIR”) systems for fighter aircraft, helicopters and armored vehicles including the F-16, F-18, Apache, Comanche, MIA2, Bradley and Stryker.

The DoD’s 2004 budget also includes significant allocations of funds for programs that are consistent with the DoD’s emphasis on network-centric warfare.  The government is focused on the development of unmanned aerial vehicles (“UAVs”) to increase endurance and capacity for longer uninterrupted surveillance.  Axsys’ technology is expected to be used to increase the use of sensors (electro-optical and synthetic aperture radar) on UAVs.  In addition, Axsys expects to participate in providing heat sinks, structures, optics and opto-mechanical subassemblies on the next generation of defense communications and surveillance satellites that will support the ground and air-based network-centric warfare platforms.

National Missile Defense (“NMD”):  Restructuring the country’s defense and deterrence capabilities to correspond to emerging threats remains a high priority for the United States.  The deployment of missile defenses is an essential component of this effort. Axsys is an integral member of the contractor teams involved in the rollout of key NMD programs from development to production, including EKV, THAAD, PAC-3, SBIRS-High and Airborne Laser.

Homeland Security:  Since September 11, 2001, government officials have worked to put together a plan that prevents terrorist attacks within the United States, reduces America’s vulnerability to terrorism, minimizes damage, and helps citizens to recover from attacks.  At the forefront of the homeland security initiative is the detection of biological and chemical agents.  The federal government is taking steps to improve the nation’s ability to protect against the threat of bio-terrorism.  The 2003 budget proposes to spend $5.9 billion to defend against biological terrorism, an increase of $4.5 billion, or 319%, over the 2002 level. Axsys is strategically positioned on several contracts to develop telescope systems for measuring biological agents in the air.  In addition, Axsys provides components used on infrared countermeasures flown by U.S. military aircraft to defeat heat-seeking missiles.  Axsys expects to benefit from any legislation that would require over 6,000 commercial aircraft flown by U.S. carriers to be equipped with similar countermeasures.

Other Aerospace and Defense Growth Opportunities:  In connection with the U.S. government’s efforts to continually enhance aging weaponry, Axsys has the opportunity to be involved in retrofitting the nuclear missile arsenal with advanced gas bearings.  Axsys was chosen as the U.S. Air Force’s Center of Excellence for gas bearing production.

Technology Integration: Axsys has the opportunity to provide value-added solutions by integrating our technologies into subassemblies and sub-systems.  The integration capabilities would create value for the prime contractors by reducing the number of suppliers and collapsing the supply chain.  Management believes Axsys is strategically positioned to design, develop and manufacture these subassemblies and sub-systems for stabilized optical platforms.

Commercial Products

Health Imaging:  Axsys has positioned itself as a key supplier to the medical imaging sector with an industry leading airbearing scanner for use in an advanced medical imaging system.  The airbearing scanner Axsys developed has enabled our customer to reach the highest level of design and performance of any medical imaging systems available on the market.  Axsys has the opportunity to continue expanding our position in the sector as the market moves to develop new systems that require the most advanced imaging technology.

Semiconductor Capital Equipment:  The global semiconductor wafer fabrication capital equipment market grew from $19 billion in revenues in 1995 to a peak of $33 billion in 2000 before declining in 2002 to $16 billion.  We expect this market to grow to over $25 billion in 2007, representing a five-year compound annual growth rate of 9.7%.  Axsys has the opportunity to take advantage of the recovery in the semiconductor industry with our existing products and customer design-ins, as well as the introduction of our new products into the market.

Graphic Arts: Axsys pioneered the development of airbearing laser scanners used for digital imaging of film within the graphic arts market in the early 1990’s.  Since that time, Axsys has maintained our market and technical dominance.  While declining advertising revenues have negatively impacted the graphic arts market, Axsys has expanded our product offering to include marker engines, which increases our average selling price to a customer over six-fold.  While Axsys expects a moderate decline in the overall graphic arts market, it expects to mitigate this decline with the introduction of marker engines to our customer base.

Distributed Products Group

Ball Bearings:  The market for Axsys’ ball bearings distribution follows the overall economic trends and should benefit from the forecasted global recovery.  We project that the anticipated recovery could return sales in the Distributed Products Group to 2000 levels by 2007.  In addition, Axsys is introducing new products, lower cost products and value-added services.

Business Strategy

Leverage the vertical integration of our operations.  We are a vertically integrated supplier of precision components and subassemblies for high-technology applications. We design and manufacture components and subassemblies for OEMs of aerospace guidance, thermal imaging, graphic arts, medical imaging and semiconductor and related electronic capital equipment.  Our products are designed to increase the accuracy and throughput of equipment produced by OEMs.  A focus of our business strategy is to utilize our vertically integrated component manufacturing experience and resources and our electro-mechanical and opto-mechanical integration capabilities in the design of higher-level subassemblies that employ our micro-positioning and precision optical technologies.

Enhance our market position through acquisitions and strategic alliances and divestures of non-core businesses.  We have historically expanded our market presence and capabilities through acquisitions.  We review and consider possible acquisitions on an ongoing basis.

Focus on improving operating efficiencies.  Our focus has been toward eliminating waste in all aspects of the organization, measured in reduced cycle time, material costs, scrap and rework. By implementing this process, we have reduced, and expect to continue to reduce, our design and manufacturing lead times as well as manufacturing costs in order to become more competitive in the marketplace.

Evaluate new market and application opportunities to leverage our core capabilities. In order to grow our sales at a rate in excess of the markets we serve, we continually evaluate new markets and applications that can benefit from our core capabilities.  Examples include our success in developing an airbearing laser scanner for use in a medical imaging application as well as the development of fast steering mirrors to serve space and defense applications.

Technologies, Products, and Capabilities

We utilize several key manufacturing technologies and have developed software and systems integration capabilities that enable us to design and manufacture a wide variety of high-performance precision optical and micro-positioning component systems.  These core competencies include:

Magnetics. Axsys designs a complete line of brushless and brush type torque motors and servomotors that can be customized to meet customers’ unique specifications.  The direct drive motor replaces conventional servomotor-gearhead configurations improving the response characteristics of the unit.  Motors incorporate rare earth magnets with outer diameters ranging from 0.5” to 48” and provide peak torques up to 1,650 ft-lbs.

The gearless DC motor drive is ideally suited for high acceleration applications requiring improved response for rapid start/stop actions such as missile seekers, optical stabilization and turret control. The absence of gearing also eliminates errors caused by friction and backlash creating high threshold sensitivity, which is accurate to one arc-second in a high performance positioning system.  Axsys’ DC torque motors are designed using premium materials that offer unique space and weight savings while generating maximum power output.  Limited angle torque motors do not require commutation electronics and have near zero cogging.

Axsys also manufactures exceptionally reliable, multi-speed and segmented positioning sensors, such as resolvers and induction potentiometers, which provide a high degree of angular accuracy and extremely high resolution.  These devices typically accompany Axsys’ motors to provide position feedback within a high performance system.

Resolvers are available with transmitter, differential or receiver functions. These resolvers are specifically designed to withstand high-impact (shock) and environments containing dirt, grease, oil or other contaminants, and are available housed or un-housed in a variety of configurations.  Resolvers are either single or multi-speed (up to 64-speed), with outer diameters ranging from 0.7” to 15”, and provide accuracies to 5 arc seconds.

Induction potentiometers, also defined as linear transmitters, provide high linearity output over a wide angular range. Induction potentiometers are available in frameless and housed configurations and brush and brushless designs.

Precision Machining. Axsys is a leading fabricator of precision machined and processed exotic and conventional materials.  These include beryllium, AlBeMet, titanium, halfnium, quartz and glass used in the defense, space and high-performance commercial markets.  Operating within a 100,000 square foot environmentally controlled manufacturing facility, Axsys provides complete fabrication services including manual and CNC milling, turning, EDM, lapping and grinding, chemical and special processing and mechanical assembly.  Using these technologies, Axsys is able to achieve tolerances virtually unmatched in the world. Applications include precision optics, airbearings, heat sinks, structural housings and gimbals.  Our airbearings provide high-speed precision positioning and are used in high-speed scanners for digital imaging and weapons guidance systems.  Our heat sinks are used to dissipate heat in high-performance avionics and satellite electronics, and our gimbals are used in various applications, including positioning optical sensors in FLIR night vision systems.  We also manufacture optical substrates used internally and by our customers in a variety of precision metal optical applications such as weapon fire control systems and space-borne instruments.

Precision Optics. Axsys is a leading designer and manufacturer of custom precision metal optical components and optical assembles.  Axsys provides complete design, fabrication and testing of beryllium and aluminum optics ranging from single and multi-faceted scan mirrors, plano and aspheric mirrors to complex telescope assemblies.  Axsys has designed and/or manufactured numerous optical products for a variety of military and astronomical applications over the past forty years.

Axsys specializes in the manufacture of diamond machined aspheric metal optics that are significantly enhanced for optical figure and optical finish by post polishing, typically while using custom engineered interferometric null tests.  “Bolt together” assemblies with post polished metal aspheres are routine. Axsys produces a variety of aspheric surfaces including conic aspheres, general case aspheres, cylindrical aspheres and toric aspheres up to 0.80-meter aperture. Our precision optic products are used in applications where performance requirements cannot be met with glass optics.  The advantages of our optics include lighter weight, thermal stability and ease of mechanical interface with housing and actuation devices.  We sell our precision metal optical components for use in high speed electro-mechanical scanners, weapons fire control systems, FLIR night vision weapons systems and high-performance space-borne instruments used on weather, mapping and scientific satellites.

Electronics.  Axsys designs and manufactures several key electronic components for the semiconductor capital equipment and high-end digital imaging markets including laser interferometers and electronic controllers and drives. Our electronics components control the speed and position of electro-mechanical systems, such as precision motors, actuators, X-Y positioning stages and laser scanners.  Laser interferometers, which are designed to permit precise linear position sensing, are sold to customers principally in the semiconductor capital equipment market. Electronic controllers coordinate the positioning and speed of electro-mechanical systems by interfacing with other motion control components.  Drives provide power to a motor based on input from the controller in order to achieve a designated position or to achieve a specific speed.

Utilizing these core technologies, Axsys has developed an array of opto-mechanical, electro-mechanical and electro-optical subassemblies, which are incorporated into aerospace, defense and high performance commercial equipment.

Opto-Mechanical Subassemblies:

Ball Bearing Scanner: Axsys’ high precision scanners are designed and manufactured in both open and closed loop configurations. These sophisticated scanners are proven to perform with precision and reliability under the harshest environmental conditions. They are used in guidance and tracking, thermal imaging systems and targeting sights.

Nodding Scanners:  Axsys’ closed loop nodding optical scanners represent a significant advancement of the state-of-the-art in electro-opto-mechanical scanning systems.  These devices were developed to provide precise limited angle scanning for thermal imaging camera systems operating in demanding aerospace and military environments.  The scanners produce the “frame scan” portion of the image while a detector array produces the “line scan” in a typical thermal imaging camera application. Similar scanners have been developed for 3-D imaging laser radar, or LADAR systems.

Rotary Airbearing Scanners: Axsys designs and manufacturers rotary airbearing scanners for use in high precision graphic arts and medical imaging applications, semiconductor mask production and inspection applications as well as defense applications.

Airbearing scanners provide numerous advantages over mechanical bearings due to their low noise characteristics, repeatability and ability to rotate at high speeds (up to 100,000 RPMs).  When combined with Axsys’ electronic controllers, Axsys’ airbearing scanners provide extremely high cross-scan accuracy and extremely low jitter.

Fast Steering Mirrors: Axsys has applied extensive experience designing and building opto-mechanical systems to develop fast steering mirror (“FSM”) technology.  The single-axis and two-axis, flexure mounted, FSM represents a compact, low cost, high performance design solution for a variety of emerging optical scanning and beam stabilization applications.  Such devices may be used to correct for polygon cross scan errors, acquire and lock beams within free space laser systems, modulate tilt and cavity control in interferometers, maintain beam stabilization in the presence of thermal drift and vibration, and provide general two-axis beam scanning.

Electro-Mechanical Subassemblies:

Actuators:  Axsys produces several configurations of rotary and linear actuators for the military and aerospace sectors.  These are available with either AC or DC power system options.

Micro Positioning Stages: Axsys provides precision micro-positioning systems.  These ultra high-performance systems are used in a diverse array of high-end commercial applications such as semiconductor and flat panel process and inspections systems as well as laser imaging systems.

Electro-Optical Subassemblies:

Marker Engines:  Axsys has leveraged our experience providing high-speed airbearing scanners, with our precision optics and electronics capabilities to produce ultra-high performance flat bed marker engines.  Each engine is self-contained, pre-aligned and ready to integrate into a customer’s system.

LaserTrac AutoFocus: Axsys’ LaserTrac AutoFocus provides real-time autofocus of most infinite conjugate microscope systems. These systems include lens objectives manufactured by leading microscope manufacturers.

The LaserTrac AutoFocus has been used in high precision manufacturing applications, including inspection systems processing read-write heads, hard disks, semiconductor wafers, and even razor blades.  The LaserTrac provides increased throughput and greatly reduced operator fatigue.

Interferometer:

Axsys’ laser interferometers are used primarily as feedback elements in state-of-the-art servo motion control systems found in semiconductor test and measurement equipment.

The following table summarizes the component products manufactured and services provided by Axsys:

Core Manufacturing Technologies
Precision Machining	Precision Optics	Magnetics	Electronics	Subassemblies
Airbearing Components	Polygon Mirrors	AC Motors	AC & DC Motor Speed Controls	Opto-Mechanical Scanners
Optical Substrates	Monogon Mirrors	Brush & Brushless DC	Custom DSP Motion	Airbearing Ball Bearing
Structural Housings	Flat Optics	Motors:	Controllers	Nodding Scanners
Gimbals and Yokes	Head Mirrors	Torque	Motor Drives	Fast Steering Mirrors
Heat Sinks	Fold Mirrors	Servo		Electro-Mechanical
	Aspherics	Limited Angle		Linear Actuator
	Telescopes	Resolvers		Rotary Actuator
	Collimators	Synchros		Micro-Positioning Stages
Electro-Optical
Marker Engines
Laser Autofocus
Laser Interferometer

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

We expect our competitors to continue to improve the design and performance of their products.  We cannot assure you that our competitors will not develop enhancements to, or future generations of, competitive products that will offer superior price or performance features or that new technology or processes will not emerge that render our products less competitive or obsolete.  Increased competitive pressure could lead to lower prices for Axsys’ products, thereby adversely affecting our business, financial condition and results of operations. We cannot assure you that we will be able to compete successfully in the future.

Customers

Our customers include OEMs and end-users that design or utilize high-precision, performance and throughput equipment.  We sell our products primarily to OEM customers in the aerospace and defense, high-end graphic art, medical imaging, semiconductor capital equipment and industrial automation markets.

During 2003, sales to Raytheon Company, an aerospace and defense systems supplier, represented 15.5% of our net sales. During 2002 and 2001, we did not have a concentration of sales with any one customer.  While Raytheon, prime contractor with the U.S. Government, does constitute a significant portion of our business, we do not currently believe that this is at-risk business.

In 2003, 2002 and 2001, Axsys had aggregate sales, both military and non-military, directly to the U.S. Government, including our agencies and departments, of approximately $3.4 million, $4.6 million and $3.0 million, respectively. These sales accounted for approximately 4.0% of total net sales in 2003, 5.7% in 2002 and 3.4% in 2001.  Approximately 43.0% of net sales in 2003, 40.3% in 2002 and 31.7% in 2001 were derived from subcontracts with U.S. Government contractors.  The majority of these contracts may be subject to termination at the convenience of the U.S. Government, and certain contracts may also be subject to renegotiation.  Currently, we are not aware of any proposed termination or renegotiation of such contracts that would have a material adverse effect on our business.

Because a substantial part of our business is derived directly from contracts with the U.S. Government, or our agencies or departments or indirectly through subcontracts with U.S. Government contractors, our results of operations could be materially affected by changes in U.S. Government expenditures for products using component parts that Axsys produces.  However, we believe that the broad number and diversity of our product applications and the strength of our engineering capabilities may lessen our exposure to such risk.

Sales, Marketing and Customer Support

As of December 31, 2003, we employed 55 sales, marketing and customer support personnel throughout our organization, compared to 54 employees in similar functions at the end of 2002.  We organize our sales staff by market segments with a view to building on existing customer relationships and improving cross-selling opportunities.  We utilize two OEM component sales organizations, one focused on aerospace and defense customers and the other focused on high-performance commercial customers.  We have a separate distributed products sales force that is focused on selling ball bearings, bushings and assemblies, principally to commercial and industrial oriented OEMs as well as MRO distributors.

As of December 31, 2003, our direct sales organization included 21 direct sales field personnel, most of whom have engineering backgrounds, with the remainder involved in inside sales, customer service, program management, contract administration and applications engineering.  We believe that our sales effort is enhanced by having engineering-trained sales personnel available to meet with customers’ engineering personnel.  Our application and design engineers are also involved in the sales process.

We also sell our products through a significant number of manufacturers’ sales representatives and agents.  Although we believe that we have satisfactory relationships with these sales representatives and agents, we cannot assure you that these relationships will continue to be satisfactory or will continue at all.

Domestic and Foreign Sales

For information concerning our domestic and foreign net sales and identifiable assets from continuing operations, see Note 14 to the Consolidated Financial Statements.

Research, Development and Engineering

We seek to develop new component products and sub-systems and improve existing products in order to keep pace with the increasing performance requirements of our customers.  We devote significant resources, a portion of which is reimbursed by customers, to development programs directed at creating new products and product enhancements, as well as developing new applications for existing products.  Because we believe that our ability to compete effectively depends in part on maintaining and enhancing our expertise in applying new technologies and developing new products, we dedicate substantial resources to engineering, research and development.  At December 31, 2003, we employed 62 individuals in engineering, research and development functions.  We cannot assure you that our product development efforts will be successful in producing products that respond to technological changes or new products introduced by others.

Our costs associated with research, development and engineering expenses were $2.1 million in 2003, $2.0 million in 2002, and $2.6 million in 2001.  We intend to direct our research and development activities toward integrating our various technologies and continuing to develop sub-systems.

Raw Materials Suppliers

The raw materials and components that we purchase are generally available from multiple suppliers.  However, beryllium, a material used extensively by the Precision Machined Products operation of our Aerospace & Defense Group, is only available from Brush Wellman, Inc. (“Brush Wellman”), the sole U.S. supplier.  Historically, we have had an excellent relationship with Brush Wellman and have not encountered problems in obtaining our supply requirements.  However, the partial or complete loss of Brush Wellman as a supplier of beryllium, or production shortfalls or interruptions that otherwise impair the supply of beryllium to Axsys, would have a material adverse effect on our business, financial condition and results of operations.  If such conditions were to occur, it is uncertain whether alternative sources could be developed.

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

Axsys has been identified as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) with respect to three third-party waste disposal sites.  Although liability under CERCLA is joint and several, meaning that liability can exceed a PRP’s pro rata share of cleanup costs, we believe, based on currently available information, that costs associated with these sites will not have a material adverse effect on our business and financial condition.  It is possible, however, that our results of operations for a particular fiscal period could be materially affected.

Pursuant to a remedial plan approved by the Ohio Environmental Protection Agency (“Ohio EPA”) in 1993, Axsys investigated soils and groundwater at a site formerly owned by a division of Axsys, and has conducted certain remedial work at this site including soil removal.  Axsys has incurred costs of $182,000 in 2003 and approximately $782,000 to date.   We received the approval of the Ohio EPA for an alternate closure plan related to this site.  As of September 7, 2003, installation of the remediation system was in progress.  We anticipate that actual expenditures will be incurred over a period of several years.  As of December 31, 2003, we have accrued $280,000 for expenses related to this site.

During 1999, Axsys sold the land and building of a previously discontinued Sensor Systems division in St. Petersburg, Florida.  We conducted investigations of soil and groundwater at the former facility and received approval of the remedial action plan from the Florida Department of Environmental Protection.  During the second quarter of 2003, we installed the remediation systems and have begun the clean up of the site.   In 2003, we spent $276,000 on the clean up of this facility and have incurred approximately $629,000 to date.  As of December 2003, we have accrued $436,000 for expenses related to this site.

On December 21, 2001, Axsys received a letter from the United States Environmental Protection Agency (“EPA”) notifying us that we are considered to be a potentially responsible party at a site located in Prospect, Connecticut, which until 1978 was owned by a former subsidiary.   The letter also demanded payment of approximately $25,000 in past response costs and unspecified future costs.  Although we may be obligated under CERCLA for contributions towards response costs incurred as a result of alleged releases of hazardous substances at the site, we are still investigating our responsibilities to the site.  In addition, it is our policy to accrue environmental cleanup related costs when those costs are believed to be probable and can be reasonably estimated.  The quantification of environmental exposure, if any, with respect to this site requires an assessment of many factors, including the quality of information available, the assessment stage of each investigation, preliminary findings and the length of time involved in remediation. As Axsys has not determined if any liability exists, a meaningful range of exposure cannot be estimated.  Axsys has responded to the EPA’s demand and received a response in March of 2004 requesting additional information. We will reply to the EPA by April of 2004.

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

Employees

As of December 31, 2003, we employed 553 persons, including 383 in manufacturing, 55 in sales, 62 in engineering and 53 in administration.  We consider our relationship with our employees to be satisfactory.  There has been no significant interruption of operations due to labor disputes.

Available Information

Our Internet website is http://www.axsys.com. We make available free of charge on our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, reports filed pursuant to Section 16 and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. In addition, we have posted the charters for our Audit Committee, Compensation Committee, and Nominating and Governance Committee on our website at www.axsys.com under the headings “Investors.” These charters are not incorporated by reference. We will also provide a copy of these documents to shareholders upon request.

Item 2.  PROPERTIES

Axsys leases the executive office, located at 175 Capital Boulevard in Rocky Hill, Connecticut.    The principal plants and other significant properties at February 1, 2004 are:

Location	Type of Facility	Square Footage	Leased/Owned; Expiration

Cullman, AL	Manufacturing, Engineering	100,000	Owned
San Diego, CA	Manufacturing, Engineering	64,800	Leased; 2010
Montville, NJ	Distribution	34,400	Leased; 2009
Rochester Hills, MI	Manufacturing, Engineering	29,000	Leased; 2006
Irvine, CA	Distribution	7,800	Leased; 2005

We believe that our facilities are generally sufficient to meet our current and reasonably anticipated manufacturing, distribution and related requirements.  We, however, periodically review space requirements to ascertain whether our facilities are sufficient to meet our needs.

Item 3.  LEGAL PROCEEDINGS

Axsys is a defendant in various lawsuits, none of which is expected to have a material adverse effect on Axsys’ business or financial position.  It is possible, however, that our results of operations for a particular fiscal period could be materially affected.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None during the quarter ended December 31, 2003.

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Axsys’ common stock trades on the Nasdaq National Market (“Nasdaq”) under the Symbol “AXYS”. The following table sets forth the range of high and low sales prices as reported by Nasdaq:

	2003		2002
	High	Low	High	Low
Fiscal Years Ended December 31:
First Quarter	$8.300	$7.000	$10.000	$6.470
Second Quarter	9.800	7.260	9.000	6.890
Third Quarter	12.750	9.560	8.889	7.600
Fourth Quarter	14.730	12.070	8.030	6.600

On March 1, 2004, the high and low sales price were $15.22 and $14.55, respectively.

On March 1, 2004, the approximate number of holders of record of Axsys’ common stock was 545.

Dividend Policy

Axsys has applied and currently intends to continue to apply the retained and current earnings toward the development of the business and to finance growth.  Axsys did not pay dividends on the common stock during the three years ended December 31, 2003, and does not anticipate paying cash dividends in the foreseeable future.

Item 6.  SELECTED FINANCIAL DATA

The following selected financial data for the five fiscal years presented below is derived from Axsys’ audited Consolidated Financial Statements as adjusted to reflect the discontinuance of the Fiber Automation Division and Automation Engineering, Inc. in 2002 and Beau Interconnect in 1999.  The data should be read in conjunction with the Consolidated Financial Statements and the related Notes thereto included elsewhere herein.

	Years Ended December 31,
	2003	2002 (1) (2)	2001 (1) (2)	2000 (2) (3) (4)	1999 (5)
	(In thousands, except per share data)
Statement of Operations Data:
Net sales	$85,109	$79,586	$86,131	$90,421	$85,418
Gross margin	23,073	20,132	13,747	19,213	21,005
(Loss) income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	4,998	(3,014)	(5,266)	(3,932)	(9,203)
Net (loss) income	4,998	(7,061)	(7,152)	9,523	(7,122)
Basic net (loss) earnings per share from continuing operations before discontinuing operations and cumulative effect of change in accounting principle	$1.07	$(0.64)	$(1.12)	$(0.84)	$(1.95)
Basic (loss) earnings per share	$1.07	$(1.50)	$(1.53)	$2.05	$(1.51)
Weighted average basic common shares outstanding	4,657	4,692	4,688	4,657	4,715
Diluted (loss) earnings per share from continuing operations before discontinued operations and cumulative effect of change in accounting principle	$1.06	$(0.64)	$(1.12)	$(0.84)	$(1.95)
Diluted (loss) earnings per share	$1.06	$(1.50)	$(1.53)	$2.05	$(1.51)
Weighted average diluted common shares Outstanding	4,716	4,692	4,688	4,657	4,715

	At December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Balance Sheet Data:
Total assets	66,845	62,372	68,636	73,592	64,150
Long-term capital lease obligations (less current portion)	568	1,191	1,392	1,485	1,793
Shareholders’ equity	43,898	39,093	46,440	53,421	43,299

(1)  For 2002 and 2001 certain engineering costs have been re-classed from cost of goods sold to operating expenses to conform to the 2003 presentation

(2)  In the third quarter of 2002, the Automation Group was divested, which included the Fiber Automation Division and Automation Engineering, Inc., a wholly owned subsidiary.  Accordingly, the Automation Group has been accounted for as discontinued operations and the operating results have been reported separately from continuing operations for all applicable periods.  Revenues applicable to these discontinued operations were $1.2 million in 2002, $3.1 million in 2001 and $1.4 million in 2000.

(3)  In September 2000, Axsys acquired the stock of Westlake Technology Corporation (“Westlake”).  This acquisition was accounted for under the purchase method of accounting and, accordingly, the results of Westlake’s operations have been included in Axsys’ Consolidated Statements of Operations since the date of acquisition.  See Note 3 to the Consolidated Financial Statements.

(4)  In March 2000, we sold the Beau Interconnect division (“Beau”).  Accordingly, Beau has been accounted for as a discontinued operation and the related net assets and operating results have been reported separately from continuing operations in all years presented.  Revenues applicable to this discontinued operation were $846,000 during 2000 and

$19.3 million during 1999.  The net assets of Beau at December 31, 1999 have been included in current assets.  All prior periods have been restated to reflect the divestiture.

(5)  Includes the effects of a pre-tax special charge of $784,000 and an impairment of assets charge of $8,993,000 in 1999.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following tables set forth selected financial data on a consolidated basis (in thousands):

	Years Ended December 31,
	2003	2002	2001
Sales	$85,109	$79,586	$86,131
Cost of sales	62,036	59,454	72,384
Gross margin	23,073	20,132	13,747
Selling, general and administrative expenses	15,986	16,262	18,497
Research, development and engineering expenses	2,059	2,049	2,608
Restructuring and special charges	—	1,854	1,360

Operating income (loss)	5,028	(33)	(8,718)
Interest expense	(172)	(212)	(199)
Interest income	115	190	352
Other income	263	10	207
Income (loss) from continuing operations before income taxes	5,234	(45)	(8,358)
(Provision for) benefit from income taxes	(236)	(2,969)	3,092
Income (loss) from continuing operations	4,998	(3,014)	(5,266)
Discontinued operations:
Loss from discontinued operations, net of tax benefit	—	(4,582)	(1,886)
Cumulative effect of change in accounting principle	—	535	—

Net income (loss)	$4,998	$(7,061)	$(7,152)

Percentage of Sales by Segment:	Years Ended December 31,
	2003	2002	2001
Aerospace and Defense Group	58.4%	57.6%	49.8%
Commercial Products Group	15.9	17.1	23.5
Distributed Products Group	25.7	25.3	26.7

Executive Summary

2003 Significant events

Axsys recorded bookings in excess of $92 million ending the year with record backlog of $69.0 million, of which 12% is shippable beyond 12 months.  As we look forward, we expect continued growth in the Aerospace and Defense Group, which is supported by the segment’s backlog of $51.3 million at the end of 2003. We will continue to focus on the national missile defense market, homeland security initiatives, unmanned vehicle applications and new weapons platforms within the Group. In our Commercial Products Group, we anticipate a recovery in the semiconductor market and expect to expand our market position within the health imaging market. We also believe that our fast steering mirror technology will be disruptive to existing galvanometer technology in markets that utilize lasers for material processing.

During 2003, we announced that we are part of the team that has been selected by Northrop Grumman Corporation to produce the mirrors to be included in NASA’s James Webb Space Telescope.  As a member of the team, Axsys will produce the beryllium mirror substrates and support structures for an engineering development unit, 18 optical mirror segments and two spare units and support structures that comprise the 6.5 meter primary mirror as well as the secondary mirror. Our customer will complete the assembly of the mirrors and support structures.

We expect our selection to result in a multi-year, multi-million dollar order with production delivery beginning in 2005 and continuing for three years.   We expect final contract negotiations to be completed in early 2004.

Also during 2003, we announced our agreement to sell high performance airbearing scanners to Eastman Kodak Company’s Health Imaging Group. The scanners are used in laser optics assemblies of imaging systems that print medical images from magnetic resonance imaging, computed tomography, computed radiography, digital radiography and other medical modalities onto radiographic film.  Kodak’s exacting specifications required us to develop the most advanced scanner we have designed to date in terms of positional accuracy.  Incorporating newly developed airbearings and electronics, the scanner is about ten times more accurate than those produced for the graphic arts market.

2002 Significant events

During 2002, Axsys decided to exit the automation market and focus on our other businesses.  As part of this decision, we sold three of our business units, our wholly owned subsidiary Teletrac, Inc. (“Teletrac”), our wholly owned subsidiary Automation Engineering, Inc. (“AEI”) and our Fiber Automation Division (“FAD”).

On April 5, 2002, we sold all of the stock of our Teletrac to Storage Test Solutions (“STS”) of Aurora, Colorado.  Teletrac, which was based in Santa Barbara, California, designed and manufactured high-performance spin stands that are used in the test and certification of data storage recording heads found in magnetic disk drives. Axsys sold the stock of Teletrac in exchange for an interest-bearing $850,000 note, which provides for payments equal to ten percent of the revenues generated from the sales of spin stands by STS with the balance, if any, due in five years.  Because of the uncertain market conditions for data storage products and the terms of the note, Axsys has reserved the entire value of this note and will record any principal and interest payments as ordinary income during the period received.  As a result of this sale, an asset impairment and cost of sale charge of $1.0 million has been included in Axsys’ Consolidated Statement of Operations.  Under applicable accounting principles, Teletrac has not been treated as a discontinued operation and results of operations in 2001 and through the date of sale in 2002 are recorded in continuing operations.  Revenues applicable to the data storage business were $6,000 in 2002 and $2.1 million in 2001.

As a result of the sale, we closed our Santa Barbara manufacturing facility and relocated our micro-positioning stage, laser interferometer and autofocus product lines to our Imaging Systems division located in Rochester Hills, Michigan during the second quarter of 2002. The total pre-tax cost of $1.1 million associated with the relocation and facility closure included a charge of $436,000 for thirty terminated employees and a charge of $123,000 for the disposal of excess furniture and fixtures.  A charge of $136,000 was incurred as a result of the write-off of certain inventory related to the termination of certain minor product lines.  Other costs of $358,000 associated with the relocation included costs for the equipment relocation, employee training and recruitment and facility upgrades in Michigan, which were expensed as incurred.

On October 28, 2002, we sold all of the stock of AEI to an investor group.  AEI designed and manufactured flexible automation systems for the photonics market.   AEI has been accounted for as a discontinued operation and the related net assets and operating results have been reported separately from continuing operations in all years presented.  Revenues applicable to this discontinued operation were $0.9 million in 2002 and $2.5 million in 2001.

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

The following table presents the 2002 financial results for the sold businesses and the presentation in our consolidated statement of financial results (in thousands):

	Teletrac, Inc. (Data Storage Business)	Automation Engineering, Inc.	Fiber Automation Division
Continuing Operations:
Sales	$6	$—	$—
Operating loss	(404)	—	—

Discontinued Operations:
Loss on sale	$—	$(1,031)	$(678)
Operating loss	—	(1,389)	(1,303)

2001 Significant Events

During the second quarter of 2001, we adopted a major cost reduction program (the “Cost Reduction Plan”), which resulted in a pretax charge to earnings of approximately $9.2 million, or $5.8 million after-tax.  In 2002, an additional charge of $20,000 was accrued for rent expense at the Manchester facility.  All cash costs have been spent through December 31, 2003.

Axsys closed a small manufacturing facility in Manchester, Connecticut and consolidated the activities into the Imaging Systems unit in Rochester Hills, Michigan.  We also closed a small, satellite facility in Newbury Park, California, and consolidated it into our former facility in Santa Barbara, California.  Pre-tax charges associated with these shutdowns were $138,000 for facility exit costs.  We reduced our workforce at five locations by 59 people or 9% of the total workforce. We accrued $1.0 million for all severance and outplacement costs and $250,000 to cover any legal expenses related to the cost reduction program.

We also reviewed our inventory and other assets. We recorded a charge of $2.9 million to cover expected losses on two long-term defense contracts.  The earnings charge also includes an increase in reserves for excess and obsolete inventories of approximately $4.4 million.  The obsolete and excess inventory was disposed of during 2001 and 2002.  Other costs associated with the Cost Reduction Plan include the write-off of $293,000 in tooling and $85,000 in software costs.   The Cost Reduction Plan reduced expenses by approximately $2.0 million in the second half of 2001, with cost reductions reaching an annualized rate of approximately $4.3 million.  These cost savings were realized in reduced cost of sales and operating expenses as result of the closure of two facilities and the additional reduction in workforce.

During 2001, Axsys recorded the following amounts in the Consolidated Statement of Operations and through December 31, 2003 incurred the following cash and non-cash costs in connection with the 2001 Cost Reduction Plan (in thousands):

	Cost of Sales	Selling, General & Administrative Expense	Restructuring Charge	Total
Inventory write-downs	$4,425	$—	$—	$4,425
Loss contract reserves	2,943	—	—	2,943
Work force reductions	—	—	1,242	1,242
Fixed asset write-downs	293	85	—	378
Facilities	—	20	118	138
Other	—	102	—	102
Total	$7,661	$207	$1,360	$9,228

Cash	—	122	1,360	1,482
Non-cash	7,661	85	—	7,746

The following table shows the balance sheet activity for the restructuring accrual account, which includes the costs associated with the accrued restructuring charge and the fixed asset write-downs, as of December 31, 2003 (in thousands):

Restructuring Accrual
2001 Charges	$1,738
2001 Activity	(1,080)
Balance at December 31, 2001	658
2002 Activity	(593)
Balance at December 31, 2002	65
2003 Activity	(65)
Balance at December 31, 2003	$—

Results of Segment Operations

The following tables and discussion set forth selected financial information from continuing operations on a segment basis for the years ended December 31, 2003, 2002, and 2001.  The segment tables, shown below, exclude one-time charges, which are shown separately.

Aerospace and Defense Segment

(table in thousands and as a percentage of sales)

	Years Ended December 31,
	2003		2002		2001
Sales	$49,700	100.0%	$45,869	100.0%	$42,914	100.0%
Cost of sales	38,718	77.9%	36,463	79.5%	35,174	82.0%
Gross margin	$10,982	22.1%	$9,406	20.5%	$7,740	18.0%

Sales in the Aerospace and Defense segment increased 8.4% for the year ended December 31, 2003 compared to 2002.  In addition, sales in this segment increased 6.9% for the year ended December 31, 2002 compared to 2001.  The increases in revenue are primarily due to increased sales of our beryllium-machined and optical products including increased sales for products utilized in the United States missile defense program and nuclear weapons.

Gross margin as a percent of sales for the year ended December 31, 2003 increased compared to the prior year due to increased volume and favorable sales mix due to shipments of higher margin optical products and higher margin engineering prototypes.  Operational improvements, including improved quality, material procurement and facility management contributed to improved margins in 2002 compared to 2001.

Commercial Products Group Segment

(table in thousands and as a percentage of sales)

	Years Ended December 31,
	2003		2002		2001
Sales	$13,546	100.0%	$13,569	100.0%	$20,192	100.0%
Cost of sales	8,010	59.1%	8,488	62.6%	13,734	68.0%
Gross margin	$5,536	40.9%	$5,081	37.4%	$6,458	32.0%

Sales in the Commercial Products Group segment for the year ended December 31, 2003 were comparable to sales in 2002.  While we continue to experience a general downturn in the market for airbearing scanners sold into the graphic arts market, sales of our health-imaging scanners resulted in additional revenues of $1.3 million.

The 32.8% decline in sales from 2001 to 2002 was a result of the general downturn in the graphic arts scanner market, which began in the second quarter of 2001.  In addition, we sold our data storage business in Santa Barbara, California, which reported $6,000 of sales in 2002 and $2.1 million of sales in 2001.  The revenue from the data storage sales is included in the above table.

Gross margin, as a percent of sales, increased during 2003 as compared to 2002 and 2001.  The margin improvements are generally due to product mix and operational improvements, including the closure of the Santa Barbara facility during the second quarter of 2002 and the closure of a manufacturing support facility in Connecticut during the second quarter of 2001.  These closures resulted in annual cost savings of $1.8 million.

Distributed Products Group Segment

(table in thousands and as a percentage of sales)

	Years Ended December 31,
	2003		2002		2001
Sales	$21,863	100.0%	$20,148	100.0%	$23,025	100.0%
Cost of sales	15,308	70.0%	14,367	71.3%	15,815	68.7%
Gross margin	$6,555	30.0%	$5,781	28.7%	$7,210	31.3%

Sales in the Distributed Products segment increased 8.5% for the year ended December 31, 2003 as compared to 2002 largely as a result of new orders from consumer product manufacturers.  Sales in fiscal year 2002 declined by 12.5% compared to fiscal year 2001 primarily due to the overall weakness in the U.S. economy.

Gross margin as a percent of sales increased 1.3% in 2003 compared to 2002, while 2002 margins were 2.6% lower than margins in 2001.  During 2003 and 2002, we recorded excess inventory reserves, which accounted for 1.3% of sales in 2003 and 1.1% in 2002 as compared to 0.2% in 2001.  The increase in excess inventory reserves is primarily the result of depressed market conditions, which began in early 2001.   Adjusting for the inventory reserve, gross margin percentages have remained relatively stable, as we have reacted to the depressed market conditions by lowering overhead and reducing spending.

One- time Charges included in Cost of Sales (Non-allocated)

(table in thousands and as a percentage of sales)

	Years Ended December 31,
	2003		2002		2001
One-time charges	—	—	$136	0.2%	$7,661	8.9%

During 2002, we recorded a one-time charge of $136,000 for the elimination of some small product lines resulting from the closure of the California facility. During the second quarter of 2001, in conjunction with the Cost Reduction Plan, we recorded a one-time charge of $7.6 million, which primarily included a  $4.4 million charge for excess and obsolete inventory disposals and $2.9 million charge for loss contract reserves for two long-term government contracts.

Operating Expenses

(table in thousands and as a percentage of sales)

	Years Ended December 31,
	2003		2002		2001
Selling, general and administrative expenses	$15,986	18.8%	$16,262	20.4%	$18,497	21.5%
Research, development and engineering expenses	2,059	2.4%	2,049	2.6%	2,608	3.0%
Restructuring and special charges	—	—	1,854	2.3%	1,360	1.6%

Selling, general and administrative expenses.  Selling, general and administrative expenses (“SG&A) were $16.0 million in 2003 compared to $16.3 million in 2002, a net decrease of $276,000. During the second quarter of 2002, we recorded a one-time charge of $372,000 associated with the closure of the Santa Barbara, California facility and subsequent relocation of the product lines to our Michigan facility.  Compared to 2001 spending levels, SG&A expenses were 12.1% lower in 2002.  The 2002 Santa Barbara, California facility closure resulted in savings during 2002 of $1.0 million.  During 2001, Axsys implemented a restructuring plan, which closed two facilities and reduced administrative headcount by 9 employees.  The savings impact to SG&A in 2002 was $1.1 million.

Research, development and engineering expenses.  Research, development and engineering expenses in 2003 increased $10,000 compared to 2002.  As part of the 2001 Cost Reduction Plan, we closed an engineering facility in Manchester, Connecticut.  This closure resulted in a termination of eight engineers with annual compensation and benefits of approximately $600,000.

Restructuring and special charges.  There were no restructuring and special charges in 2003 compared to $1.9 million in 2002 and $1.4 million in 2001.

During 2002, restructuring charges included $286,000 for termination expenses incurred in connection with the termination of our Chief Operating Officer as a result of a segment realignment and the subsequent disposal of the Automation Group, $1.0 million associated with asset write-downs and severance expenses resulting from the sale of Teletrac and $559,000 of costs relating to the relocation of some Commercial OEM product lines from Santa Barbara, California to Rochester Hills, Michigan.

During 2001, in conjunction with the Cost Reduction Plan, Axsys recorded restructuring charges of $1.4 million.  The restructuring charges were recorded for severance pay and benefits for terminated employees and exit costs relating to the closing of two facilities.

Other Income and Expenses

Interest expense. Interest expense was $172,000 in the year ended December 31, 2003, compared to $212,000 in 2002 and $199,000 in 2001. Interest expense is primarily for interest payments on capital leases.   The decrease in expense in 2003 compared to 2002 is primarily a result of lower capital lease balances.

Interest income.  Interest income was $115,000 in the year ended December 31, 2003 compared to $190,000 in 2002 and $352,000 in 2001.   The decline in interest income since 2001 is a result of lower prevailing interest rates and lower average investment balances.   Interest income of $11,000 in 2003, $39,000 in 2002 and $64,000 in 2001 from a note receivable from the 1998 sale of Sensor Systems has declined as the principal balance has been reduced.  In 2003, interest income of $10,000 was received from a note receivable from Storage Test Solutions.

Other income and expense, net.   Net other income in 2003 was $263,000 compared to net other income of $10,000 in 2002 and $207,000 in 2001.  We received income of $232,000 in 2003, $298,000 in 2002 and $232,000 in 2001, which was recovered from a fully reserved note from the 1998 sale of Sensor Systems.  This note was paid in full during the fourth quarter of 2003.  During 2002, we recorded a charge of $200,000 for the disposal of fixed assets.

Taxes.  The consolidated effective tax rate was 4.5% for the year ended December 31, 2003 compared to 2.6% in 2002 and 37.0% in 2001.  The effective tax rate in 2003 and 2002 was primarily for state taxes.  No federal tax expense was incurred as a result of the tax valuation allowance recorded in 2002.  During 2002, we established a valuation allowance, which was partially offset by an anticipated capital loss carry back benefit relating to the sale of Teletrac, Inc. The effective tax rate for discontinued operations in 2002 is 37.8%.  The tax provision for continuing operations for 2002 was $3.0 million, primarily as a result of two events.  In accordance with the Statement of Financial Accounting Standards No. 109, in 2002, we established a $4.6 million valuation allowance against our deferred tax asset.  The tax expense recorded as a result of the valuation allowance was partially offset by a tax benefit resulting in a permanent book and tax basis difference on the sale of Teletrac, Inc.   As we record income in the future, we will reduce the valuation allowance and accordingly, we utilized $1.8 million of the reserve in 2003.  At December 31, 2003, we continued to recognize a portion of our deferred tax asset as we have a prudent and feasible tax planning strategy, which we would implement before allowing any of our deferred tax benefits to expire.

Discontinued operations.  During the third quarter of 2002, we decided to divest our Automation Group.  We completed the disposal of the Group in the fourth quarter of 2002.  During 2002, we recorded a special charge of  $1.7 million, net of taxes, which included $729,000 for the impairment of assets and $980,000 of closing related expenses.   The loss, net of tax, from these operations included in discontinued operations was $2.7 million in 2002 compared to $1.9 million in 2001.  The remainder of the loss from discontinued operations in 2002 included a $203,000 charge for an environmental related expense for a previously divested operation, which was partially offset by $24,000 of income from the reversal of unutilized reserves primarily associated with the sale of the Beau Interconnect division in 2000.

Net income (loss).    We had net income of $5.0 million in 2003, a net loss of $7.1 million in 2002 and net loss of $7.2 million in 2001. During 2002, we sold our Automation Group, which resulted in a net loss of $4.4 million including both operating losses and a loss on the sale.  In addition, we recorded a tax provision of $2.9 million from continuing operations, which was primarily the result of the establishment of a valuation allowance to reduce our net deferred tax assets.  In 2001, we recorded a restructuring and special charge associated with our Cost Reduction Plan of $5.8 million, net of taxes.  In addition, our Automation Group incurred a net loss of $1.9 million.

Liquidity and Capital Resources

Axsys funds our operations primarily from cash on hand, short-term investments, cash flow from operations and, to a limited extent, capital lease financing.  As of December 31, 2003, cash and cash equivalents totaled $5.2 million and short-term investments totaled $7.0 million. Over the past several years, we have maintained a high level of liquidity as evidenced by our current ratio which was 3.0, 2.9 and 3.5 as of December 31, 2003, 2002 and 2001, respectively.  This strategy was necessary as we restructured Axsys and discontinued unprofitable businesses.  With this process complete, management may elect to reduce Axsys’ liquidity to a safe, but more competitive, level by investing in more profitable long-term investments and growth opportunities.

Net cash provided by or (used in) operations was $6.5 million, $1.8 million and ($1.8) million for the years ended December 31, 2003, 2002 and 2001, respectively. In 2003, our primary sources of operating cash were $5.0 million of net income, $2.9 million of depreciation and a $1.5 million federal income tax refund. The income tax refund was partially offset by a new $563,000 income tax receivable that was recorded in 2003.  One of our primary uses of cash was inventory, which grew $2.7 million in 2003.  The inventory growth was related to certain large programs in our Aerospace and Defense group.  The cash outflows for inventory were almost entirely offset by a $1.1 million increase in accounts payable and a $1.4 million increase in deferred income.  The increase in deferred income was the result of our strategy to actively negotiate progress payments into certain large dollar contracts for long-lead time products. This strategy helps us to mitigate the near-term negative cash impact of these contracts.  In 2003, we reduced accrued expenses and other liabilities and long-term liabilities by over $1.0 million.  This was primarily due to the utilization of reserves for environmental remediation, loss contracts and restructuring.  We also used $306,000 to fund increases in accounts receivable and other current assets. In addition, we utilized $836,000 to fund obligations related to our discontinued operations.

In 2002, Axsys’ net loss of $7.1 million included the following non-cash items: a $4.6 million deferred tax valuation allowance, which was partially offset by a $2.7 million increase in our deferred tax asset, $2.7 million of depreciation, $751,000 of losses on capital asset disposals and $888,000 non-cash restructuring and special charges.  We also received a $3.5 million federal income tax refund.  The impact of the refund was partially offset by a new income tax receivable for $1.6 million, which was booked in 2002 but not received until 2003.  During 2002, we collected $2.5 million in deferred income for our beryllium-based products, which were partially offset by a $1.5 million increase in inventories for these products.  Trade accounts payable declined by $1.3 million largely due to the timing of inventory receipts in the fourth quarter.   In 2002, accrued expenses and other liabilities decreased $936,000 primarily due to payments for the remediation of two environmental sites, state taxes, and the 2001 Cost Reduction Plan.

During 2002, net cash provided by discontinued operations was $2.3 million, which was primarily an increase in accrued liabilities and an asset impairment charge taken as a result of the sale of the Automation group. During 2002, discontinued operations, including the loss on sale, from the Automation Group generated net losses of $4.6 million.

In 2001, Axsys’ net loss of $7.2 million was more than offset by depreciation and amortization of $2.9 million and non-cash restructuring and special charges of $7.7 million.  Accounts receivables also declined $3.1 million, reflecting lower fourth quarter sales in 2001.  Inventory increased by $595,000, primarily for long-lead time products in our Aerospace and Defense Group.  This increase was partially offset by a $434,000 increase in deferred income resulting from progress payments received for these products. Current income tax receivable increased by $3.2 million, due to an anticipated significant tax refund, which was received in 2002, for net operating losses generated in 2001.  Trade accounts payable declined by $2.5 million in response to lower production volume and reduced year-end capital spending compared to the prior year.  Net deferred income tax assets also increased $1.2 million primarily because our loss contract reserve is not deductible for tax purposes until it is utilized.  In addition, we spent $1.4 million on our discontinued operations.

Net cash (used in) investing activities was ($10.0) million, ($.8) million and ($2.3) million for the years ended December 31, 2003, 2002 and 2001, respectively. During 2003, we invested $7.0 million in short-term investment securities.  The funds were invested in short-term investment securities in order to minimize interest rate risk and to allow for rapid redeployment when profitable long-term investment or expansion opportunities are identified. In 2003, we also invested $3.0 million in capital equipment.  In 2002, we invested $1.4 million in capital equipment, net of $905,000 of capital lease proceeds and we received $541,000 in net proceeds from the sale of discontinued operations.  In 2001, we invested $2.3 million in capital equipment, net of $762,000 in capital lease proceeds.  During the past three years, investments in capital were made primarily to upgrade and expand our precision machining capabilities and our test and measurement equipment in our Aerospace and Defense Group.  Over the past three years, these investments have contributed to the sales and profitability growth of the Group.

In 2004, we anticipate increasing capital expenditures to approximately $3.5 to 4.0 million. While the majority will be invested in machinery and equipment, we also plan to spend approximately $1.0 million dollars to add 20,000 square feet of climate-controlled manufacturing space to our Cullman, Alabama facility.  The additional space will be needed to produce the beryllium mirror substrates and support structures for an engineering development unit, 18 optical mirror segments and two spare units and support structures that comprise the 6.5 meter primary mirror as well as the secondary mirror for the James Webb Space Telescope (JWST).  The JWST is a multi-year, multi-million dollar program with initial production deliveries beginning in 2005. We are in the process of finalizing the contract for the JWST order and expect to break ground on the facility addition in March 2004.  We also expect the final contract to include funding for the approximately $8.0 million of specialized machining equipment that will be required to produce the mirrors.

Net cash (used in) financing activities was ($1.3) million, ($0.9) million and ($0.8) million for the years ended December 31, 2003, 2002 and 2001, respectively.  These funds were used to repay capital leases.  In 2003, we utilized $208,000 to retire five of our capital leases with the highest interest rates before their maturity date. The prepayment penalties on these leases had expired, which enabled us to achieve a modest interest savings.  Our remaining capital leases contain prepayment penalties, which decline each year on the anniversary date of their funding.  As the penalties decline, management may decide to prepay some or all of the remaining leases.

As of December 31, 2003, total debt, which consisted entirely of capital leases, was $1.0 million. Total debt as a percentage of total capitalization (total debt and shareholders’ equity) was 2.2 percent at December 31, 2003 and 5.7 percent at December 31, 2002.  Given our high level of liquidity, low leverage, positive cash flow from operations and strong relationship with our primary bank, management believes that, if necessary, we will be able to obtain significant amounts of financing on favorable terms in order to profitably expand the business.

Shareholder’s equity was $43.9 million, or $9.16 per share, at December 31, 2003 compared to $39.1 million or $8.16 per share, at December 31, 2002.  The increase in shareholders’ equity was due primarily to net income of $5.0 million.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As of December 31, 2003, we are not involved in any unconsolidated single-purpose entities.

Contracts and Commitments

Axsys has entered into certain contractual obligations, which will result in material cash outlays over the next several years.  A summary of our contractual obligations and commitments for capital leases, minimum lease payment obligations under non-cancelable operating leases and other obligations are as follows (in thousands):

	PAYMENTS DUE BY PERIOD
CONTRACTUAL CASH OBLIGATIONS	TOTAL	LESS THAN 1 YEAR	1 to 3 YEARS	4 to 5 YEARS	AFTER 5 YEARS
Capital leases	$1,057	$465	$592	$—	$—
Operating leases	6,688	1,456	2,300	1,901	1,031
Purchase obligations	402	371	31	—	—
Other long-term obligations	2,626	1,201	1,094	149	182
Total	$10,773	$3,493	$4,017	$2,050	$1,213

As of December 31, 2003, Axsys had operating lease commitments for all of our facilities, with the exception of our Cullman, Alabama facility, which is owned.  In addition, our operating lease commitments included leases on some office equipment.

As of December 31, 2003, Axsys has various purchase obligations, which include long-distance phone service, ATM lines and other commitments.  We did not include cellular phone service commitments, as we determined the exposure to be minimal.

Included in other long-term obligations includes our commitments related to environmental remediation plans, building leases associated with discontinued operations, preferred stock litigation settlement and the liquidation of a defined benefit pension plan.

Axsys is involved in the various stages of investigation and cleanup related to environmental remediation matters at a number of sites.  The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods.  As of December 31, 2003, Axsys determined that it was probable that it would incur approximately $772,000 of remedial costs, of which $406,000 is included in current liabilities and $366,000 is in other long-term liabilities.

During 2002, Axsys disposed of the Automation Group, which included facilities in Wilmington, Massachusetts and Pittsburgh, Pennsylvania.  As part of the terms of the sale, we remain obligated under the operating leases for these facilities.   Both leases expire in 2006 and we anticipated our commitment to be $1.5 million, of which $741,000 is included in current liabilities on our Consolidated Balance Sheets.  We are anticipating sub-leasing these facilities and believe that our current reserves levels are adequate to cover our exposure.  However, given the uncertainties regarding the real estate market in both of these regions, we cannot be certain that we will either locate sublease tenants or will be able to sublease the facilities at our contractual rates.  We feel based on currently available information, that costs associated with these sites will not have a material adverse effect on our business and financial condition.  It is possible, however, that our results of operations for a particular fiscal period could be materially affected.

As of December 31, 2003, Axsys has two letters of credit totaling $231,000 opened in 2001 as security deposits on building leases in Wilmington, Massachusetts and Pittsburgh, Pennsylvania.  These letters of credit are renewed annually for the term of the lease.

On May 30, 1997, an action was filed in the Court of Chancery in the State of Delaware against Axsys and three of the directors on behalf of a purported class of persons who purchased Axsys’ preferred stock.  The plaintiff has challenged our decision to redeem all of our outstanding shares of the preferred stock.  The plaintiff claimed that the defendants (1) breached fiduciary duties in setting the redemption price too low and unfairly seeking to advantage holders of common stock and (2) breached contractual duties as set forth in the Certificate of Designation governing the preferred stock, as well as an implied covenant of good faith and fair dealing.   In March 1998, the Court dismissed the plaintiff’s claim of breach of fiduciary duties but declined to dismiss the plaintiff’s claims concerning the purported breach of contract and implied covenant of good faith and fair dealing.  In January of 2001, the plaintiff filed an amended complaint asserting the same causes of action raised in the original complaint.  We filed an answer, in January of 2001, denying the material substantive allegations of the amended complaint and asserting, as affirmative defenses, the failure to state a claim and the defense that plaintiff is not an adequate class representative.  As of December 31, 2003, we have reached an agreement with the plaintiff in principle to settle the action, although definitive documentation of the settlement has not been filed with the Court.  In conjunction with this litigation, we estimate our exposure for the potential settlement to be $201,000.

Axsys has a pension plan for which benefits and participation have been frozen.  Pension benefits under this plan are generally based upon years of service and compensation.  Our funding policy has been to contribute amounts sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus such additional amounts as may be determined to be appropriate from time to time.  During 2003, we began the process to liquidate the funded plan and we anticipate the plan will be fully liquidated in 2004 with an estimated additional cash cost of $140,000.

Backlog

A substantial portion of our business is of a build-to-order nature requiring various engineering, manufacturing, testing and other processes to be performed prior to shipment.  As a result, a significant portion of our annual sales is in our backlog of orders at the beginning of the year.  Our backlog of orders increased by 12.0 percent or $7.4 million, to $68.9 million at December 31, 2003 from $61.5 million at December 31, 2002.   We believe that a substantial portion of our backlog of orders at December 31, 2003 will be shipped over the next twelve months.   However, approximately 12% of our current backlog will be shipped in 2005 and beyond.  The majority of our longer-term backlog consists of firm contracts with prime contractors of the United States Government for our beryllium-machined products.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts for revenues and expenses during the reporting period. On an ongoing basis, management evaluates estimates, including those related to inventory allowances, contingencies, bad debts and income taxes. We base our estimates on historical data, when available, experience, and on various other assumptions that are believed to be reasonable under the circumstances, the combined results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  The most significant estimates and assumptions relate to inventory valuation and the adequacy of allowances for doubtful accounts, long-term loss contract reserves and environmental contingencies.  Actual amounts could differ significantly from these estimates.

Revenue recognition.  We manufacture or distribute products, which are either components or subassemblies that are sold to other manufacturers or OEMs.  We do not sell any finished products directly to consumers.  Therefore, we are generally not responsible for any installation or customer training.   However, some of our contracts are subject to customer acceptance and generally the customer will inspect and accept the product at our facility prior to shipment.  Legal title passes to the customer upon shipment.

All revenues are recorded when product is either shipped to or received by the customer.  Terms are principally FOB shipping point, although occasionally product is shipped FOB destination.  When the product is shipped FOB destination, revenues are not recorded until the customer receives the product.

Deferred income primarily results from the advance billings to our customers for the cost of beryllium, known as material only billings.   These material only billings are deferred and subsequently recognized as revenue only when the associated finished product is shipped.

Due to the build-to-order nature of our products, except for the distribution of ball bearings, we do not offer price protection and generally do not offer discounts.  To the extent discounts are offered, they are reflected at the time of the sale as a reduction in revenues.  The price is fixed upon acceptance of the purchase order.  When customer change orders occur, any pricing changes are reflected in revised purchase orders.

Allowance for doubtful accounts.  We periodically review the aging of our accounts receivable over ninety days to identify potentially uncollectible accounts and establish reserves based on experience and discussion with customers.  Actual write-offs could differ from our allowance for doubtful accounts.  If circumstances change, (i.e., higher than expected defaults or an unexpected material adverse change in a customers ability to meet our financial obligations) our estimates of recoverability of amounts due to us could be reduced by a material amount.

Inventory valuation.  We value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory.  We regularly review inventory quantities on hand and record a provision for excess or obsolete inventory based on current requirements and historical usage.  As demonstrated during 2003, demand for our products can fluctuate.  A significant increase in the demand for our products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess or obsolete inventory quantities on hand.  In addition, some of our industries are characterized by rapid technological change or frequent new product development that could result in an increase in the amount of obsolete inventory on hand.  Additionally, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess or obsolete inventory.    In the future, if we determine our inventory to be overvalued, we would be required to recognize those costs in our cost of goods sold at the time of such determination.  Likewise, if our inventory is undervalued, we may have over-reported our costs of goods sold in previous periods and would be required to recognize additional operating income at the time of sale.   Therefore, although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.

Long-term loss contract reserves:  Generally, our customer contracts are completed within one year of receiving the order.  However, occasionally longer lead time orders are received with sales under these long-term contracts currently recorded under the percentage of completion method. We monitor our long-term contracts periodically to determine if our actual costs are comparable to our cost estimates used at the time of order acceptance.  If we determine that our actual costs are significantly exceeding our original estimates, we will record a loss contract reserve.  Currently, two long-term contracts are covered by a loss contract reserve, which was established in 2001. We accrued for these contracts based on the contract price and the current cost structure, including estimated cost increases.  To the extent future manufacturing costs (i.e., labor rates and material costs) change, our loss contract reserves will be impacted.

Environmental contingencies.  We are currently involved in several environmental remediation projects.   We accrue for environmental contingencies when (1) responsibility for cleanup is determined and (2) costs are probable and reasonably estimatable.  When costs are not probable and reasonably estimatable, no accrual is made.  As discussed in Note 4 to the Consolidated Financial Statements, we have accrued our estimate of the probable costs for the resolution of these claims.  These estimates have been developed in consultation with outside environmental consultants handling these matters and are based upon an analysis of the anticipated remediation plans.  We do not anticipate these projects will have a material adverse effect on our consolidated financial position. It is possible, however, that future results of operations could be materially affected by changes in our assumptions.

Recently Issued Accounting Standards

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 requires that certain financial instruments that, under previous guidance, could be accounted for as equity, now be classified as liabilities. These financial instruments include mandatorily redeemable shares, instruments that require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares. SFAS 150 also requires additional disclosures about alternative ways of settling these types of instruments and the capital structure of entities. Most of the provisions of SFAS 150 were effective for all financial instruments entered into or modified after May 31, 2003, and otherwise were effective at the beginning of the first interim period beginning after June 15, 2003. This accounting pronouncement has not had a significant impact on our financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS No. 149, which is to be applied prospectively, is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 20, 2003.  The adoption of this new standard did not have a material impact on our results of operations or financial position.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” FIN 46 provides guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities and results of operations of a VIE need to be included in a company’s financial statements. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders in a VIE. The provisions of FIN 46 were effective immediately for all VIEs created after January 31, 2003. For VIEs created before February 1, 2003, the provisions of FIN 46 were required to be adopted at the beginning of the first interim period ending after December 15, 2003. Currently, we do not have any VIEs and therefore this accounting pronouncement will not have a significant impact on our financial position or results of operations.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services or rights to use assets. The provisions of EITF 00-21 apply to revenue arrangements entered into in interim periods beginning after June 15, 2003 and were adopted by us during the fourth quarter of fiscal 2003. This accounting pronouncement has not had a significant impact on our financial position or results of operations.

Cautionary Factors That May Affect Future Results

This filing contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding our ability to reduce design and manufacturing lead times and manufacturing costs, our ability to integrate existing technologies, our ability to implement our strategy to develop and sell, among other things, higher level sub-systems, the changes to be achieved from our cost reduction efforts, our objective to grow through strategic acquisitions and anticipated expenditures for environmental remediation.  One can identify these forward-looking statements by the use of the words such as “expect,” “anticipate,” “plan,” “may,” “will,” “estimate” or other similar expressions.  Discussion containing such forward-looking statements is found in the material set forth under “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as within the filing generally.  One should understand that many factors could cause actual results to differ from those expressed or implied in the forward-looking statements.  These factors include those discussed below as well as inaccurate assumptions.  Axsys cautions the reader, however, that this list of factors may not be exhaustive.

Risk Factors

The following risk factors should be considered carefully in addition to the other information contained in this filing.

The Aerospace and Defense industry, which represents the majority of our sales, is largely dependent upon government contracts.  A significant portion of our business and business development efforts are concentrated in the aerospace and defense industry.  Our business depends, in significant part, upon the U.S. Government’s continued demand in the area of defense for high-end, high performance components and sub-systems of the type that we manufacture.  Approximately 47% of our net sales in 2003, 46% of net sales in 2002 and 35% in 2001 were derived directly from contracts with the U.S. Government, or its agencies or departments, or indirectly from subcontracts with U.S. Government contractors.  The majority of these Government contracts are subject to termination and renegotiation.  As a result, our business, financial condition and results of operations may be materially affected by changes in U.S. Government expenditures for defense.    In addition, we cannot assure you that current and future Government programs will continue to use our products.

We act as a subcontractor for many different government programs. The funding of government programs is subject to congressional appropriations. Although multi-year contracts may be authorized in connection with major procurements, Congress generally appropriates funds on a fiscal year basis even though a program may continue for several years. Consequently, programs are often only partially funded initially, and additional funds are committed only as Congress makes further appropriations. The termination of funding for a government program would result in a loss of anticipated future revenues attributable to that program. That could have a negative impact on our operations. In addition, the termination of a program or failure to commit additional funds to a program already started could increase our overall costs of doing business.

Generally, government contracts and subcontracts are subject to oversight audits by government representatives and contain provisions permitting termination, in whole or in part, without prior notice at the government’s convenience upon the payment of compensation only for work done and commitments made at the time of termination. We can give no assurance that one or more of our government contracts or subcontracts will not be terminated under these circumstances. Also, we can give no assurance that we would be able to procure new government contracts or subcontracts to offset the revenues lost as a result of any termination of our contracts. As our revenues are dependent on our procurement, performance and payment under our contracts, the loss of one or more critical contracts could have a negative impact on our financial condition.

Our government business is also subject to specific procurement regulations and a variety of socio-economic and other requirements. These requirements, although customary in government contracts, increase our performance and compliance costs. These costs might increase in the future, reducing our margins, which could have a negative effect on our financial condition. Failure to comply with these regulations and requirements could lead to suspension or debarment, for cause, from government contracting or subcontracting for a period of time. Among the causes for debarment are violations of various statutes, including those related to:

•     procurement integrity

•     export control

•     government security regulations

•     employment practices

•     protection of the environment

•     accuracy of records and the recording of costs

The termination of a government contract or relationship as a result of any of these acts would have a negative impact on our operations and could have a negative effect on our reputation and ability to procure other government contracts in the future.

Licenses are required from government agencies under the Arms Export Control Act of 1976 for export of our products. We can give no assurance that we will be successful in maintaining these necessary licenses in order to conduct business abroad.

Certain employees are required to hold and maintain security clearances with the Department of Defense and/or the Department of Energy.  These clearances are required as we may have access to classified documents. We can give no assurance that we will be successful in maintaining these necessary clearances in order to conduct business with the U.S. government.

Our operating results may vary substantially due to factors that are difficult to forecast.  Factors such as announcements of technological innovations or new products by Axsys or our competitors, domestic and foreign, general economic conditions and the cyclical nature of the industries that we serve could cause substantial variations in our operating results.  The defense, aerospace, semiconductor capital equipment, high-performance graphic art, medical imaging capital equipment, industrial automation OEM and MRO markets, each of which represents a significant market for our products, have historically been subject to substantial economic fluctuations due to changing demands for their products and services, introduction of new products and product obsolescence. Any future fluctuations arising from these or other conditions could have an adverse impact on our business, financial condition or results of operations.  We have experienced, and expect to continue to experience, significant fluctuations in our quarterly and annual operating results due to a variety of factors, including:

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

Our markets are extremely competitive.    We compete primarily on the basis of our ability to design and engineer our products to meet performance specifications set by our customers, most of whom are OEMs who purchase component parts or sub-systems for inclusion in their end products.  Product pricing and quality, customer support, experience, reputation and financial stability are also important competitive factors.

There are a limited number of competitors in each of the markets for the various types of precision optical and positioning components and sub-systems that we sell.  Our competitors, especially those in the precision optical and positioning product lines, are typically focused on a smaller number of product offerings than we are, and they are often well entrenched.  Some of our competitors have substantially greater resources than we do.  Our competitors could develop enhancements to or future generations of competitive products that will offer superior price or performance features to ours.  In addition, new processes or technologies could emerge that render our products less competitive or obsolete.

In addition, a substantial investment is required by an existing or potential customer to integrate components and sub-systems into their product design.  We believe that once a customer has selected particular components or sub-systems from one vendor, the customer generally relies upon that vendor to provide equipment for the specific product application and may seek to rely upon that vendor to meet other component or sub-system requirements.  Accordingly, Axsys may be at a competitive disadvantage with respect to a prospective customer that chooses to utilize a competitor’s components or sub-systems.

Further, there are numerous competitors in markets to which we distribute precision ball bearings.  Our competitors, who vary in size, include other ball bearings distributors as well as ball bearing manufacturers.

The bases of competition in the industries in which we compete could shift and we may not be able to compete successfully.

Our levels of international sales and purchases could pose risks to our operating results.  Our international sales from continuing operations accounted for approximately 14.2% of net sales in 2003, 18.1% in 2002, and 21.0% in 2001.  In addition, our products are sold to domestic customers who use them in products they sell to international markets. Also, we purchase a substantial portion of our ball bearing products from two foreign suppliers and certain other products from other foreign suppliers.  Our international sales and purchases are subject to a number of risks generally associated with international operations, including general economic conditions, import and export duties and restrictions, currency fluctuations, changes in regulatory requirements, tariffs and other barriers, political and economic instability and potentially adverse tax consequences.  Any of these factors could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to successfully manage expanded operations and acquisitions.  As part of our business development strategy, we plan to pursue acquisitions in order to expand our product offerings, add to or enhance our base of technical and sales personnel or provide desirable customer relationships.  This growth could result in a significant strain on our managerial, financial, engineering and other resources.  The rate of our future expansion, if any, in combination with the complexity of the technologies involved in our businesses, may demand an unusually high level of managerial effectiveness in anticipating, planning, coordinating and meeting our operational needs as well as the needs of our customers.  Additionally, we cannot assure you that Axsys will be able to acquire complementary businesses on a cost-effective basis, integrate acquired operations into our organization effectively, retain and motivate key personnel, or retain customers of acquired firms.  We compete for attractive acquisition candidates with other companies or investors, and that competition could increase the cost of pursuing our acquisition strategy or reduce the number of attractive candidates to be acquired. Axsys reviews and considers possible acquisitions on an on-going basis.

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

Our future success depends on our ability to retain key personnel.  Axsys’ success depends to a significant extent on the continued services of our key executive officers and senior management personnel.  The loss of the services of one or more of these individuals may have a material adverse effect on our business, financial condition and results of operations.  We do not maintain key man life insurance on our executive officers.  In addition, since our continued success is largely dependent upon our ability to design, manufacture and sell high-performance components and sub-systems for the high-performance technology market, we are particularly dependent upon our ability to identify, attract, motivate and retain qualified technical personnel, including engineers and skilled machinists, with the requisite educational background and industry experience.  Our employees may voluntarily terminate their employment with us at any time, and competition for personnel is intense.  Accordingly, we cannot assure that we will be successful in retaining our existing personnel.  The loss of the services of a significant number of our technical or skilled personnel, or the future inability to attract technical or skilled personnel, could have a material adverse effect on our business, financial condition and results of operations.

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

One shareholder controls a significant block of Axsys stock and this concentration could affect important operating decisions.  The Chairman of the Board and Chief Executive Officer of Axsys owns approximately 27% of the outstanding common stock as of December 31, 2003.  As a result, he will have the ability to exert influence with respect to corporate actions, including the election of directors and certain sales or mergers and acquisitions.

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

Certain anti-takeover provisions could cause harm to our shareholders.  Our Certificate of Incorporation, as amended (the “Certificate of Incorporation”), our By-Laws (the “By-Laws”) and the Delaware General Corporation Law (“DGCL”) contain various provisions which could delay or impede the removal of incumbent directors and could make a merger, tender offer or proxy contest involving Axsys more difficult, even if such a transaction would be beneficial to the interests of the shareholders, or could discourage a third party from attempting to acquire control of Axsys.

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

In addition, we are subject to section 203 of the DGCL, which, among other things and subject to various exceptions, restricts certain business transactions between a corporation and a shareholder owning 15% or more of the corporation’s outstanding voting stock (an “interested shareholder”) for a period of three years from the date the shareholder becomes an interested shareholder.  These provisions may have the effect of delaying or preventing a change of control of Axsys without action by the shareholders and, therefore, could adversely affect the price of our common stock.  In the event of a change of control of Axsys, the vesting of outstanding options issued under our long-term stock incentive plan may be accelerated at the discretion of the committee administering the plan or may be required to be accelerated under certain circumstances provided for in incentive agreements.

Absence of Dividends on Common Stock.

Axsys does not anticipate paying dividends on our common stock in the foreseeable future.

Item 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Axsys’ market risk sensitive instruments do not subject Axsys to material market risk exposures.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this Item is included in Item 14(a) of this Report.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.  CONTROLS AND PROCEDURES

Within the 90 days prior to the filing date of this report, Axsys carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and principal financial officer, of the effectiveness of the design and operation of Axsys’ disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. Based upon that evaluation, the chief executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Axsys required to be included in our periodic SEC filings.

Subsequent to the date we carried out our evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect these internal controls.

PART III

The information required by items 10, 11, 12, 13 and 14 of Part III, other than the table required by Item 201(d) of Regulation S-K, is incorporated by reference to Axsys’ definitive proxy statement for our 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days following the end of Axsys’ fiscal year ended December 31, 2003.  If such proxy statement is not so filed, that information will be filed as an amendment to this Form 10-K within 120 days following the end of Axsys’ fiscal year ended December 31, 2003.

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS

Except for the information concerning our Code of Ethics, the information required by this item is incorporated by reference from our 2004 Proxy Statement.

Code of Ethics

Axsys adopted a code of ethics applicable to our Chief Executive Officer and Chief Financial Officer, which is a “code of ethics” as defined by applicable rules of the Securities and Exchange Commission. This code of ethics is publicly available on our website, www.axsys.com.   The information in our website is not part of this report.  If we make any amendments to this code of ethics other than technical, administrative, or other non-substantive amendments, or grants any waivers, including implicit waivers, from a provision of this code of ethics to our Chief Executive Officer or Chief Financial Officer, we will disclose the nature of the amendment or waiver, our effective date and to whom it applies in a report on Form 8-K filed with the Securities and Exchange Commission.

Item 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from our 2004 Proxy Statement.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Except for the information concerning equity compensation plans, the information required by this item is incorporated by reference from our 2004 Proxy Statement under the caption, “Securities Ownership of Directors and Officers.”   The following table gives information about our equity securities that may be issued under equity compensation plans as of December 31, 2003.  Those securities are shares of common stock that can be issued under our existing Long-Term Stock Incentive Plan.

Plan category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding price of options, warrants and rights	Number of shares of common stock remaining available for further issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	461,122	$12.80	272,528

Equity compensation plans not approved by security holders	—	—	—
Total	461,122	$12.80	272,528

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from our 2004 Proxy Statement.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference to Axsys’ definitive proxy statement for its 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days following the end of Axsys’ fiscal year ended December 31, 2003.

PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) and (2) and (d) Financial Statements

See accompanying index to consolidated financial statements and schedule.

(a)(3)  Exhibits

Exhibit Number	Description

3.1

Restated Certificate of Incorporation of Axsys (filed as Exhibit 3(4) to Axsys’ Amendment No. 2 to Registration Statement on Form S-1, dated October 17, 1997 (File No. 333-36027) (the “Form S-1”) and incorporated herein by reference).

3.2	By-Laws of Axsys (filed as Exhibit 2 to the Form 8-A dated August 8, 1991 and incorporated herein by reference).

10.1	Severance Agreement between Axsys and Kenneth F. Stern dated as of June 10, 1996 (filed as Exhibit 10(16) to the Form S-1 and incorporated herein by reference).*

10.2

Form of Incentive Stock Option Agreement, dated as of September 30, 1991 (filed as Exhibit 10(17) to Axsys’ Annual Report on Form 10-K for the fiscal year ended December 30, 1991 and incorporated herein by reference).*

10.3

Severance Protection Agreement between Axsys and Stephen W. Bershad dated as of February 11, 1999 (filed as Exhibit 10(1) to Axsys’ Form 10-Q, dated May 11, 1999, for the fiscal quarter ended March 31, 1999 (the “March 31, 1999 Form 10-Q”) and incorporated herein by reference).*

10.4	Severance Protection Agreement between Axsys and Kenneth F. Stern dated as of February 11, 1999 (filed as Exhibit 10(4) to the March 31, 1999 Form 10-Q and incorporated herein by reference).*

10.5	Amendment to Axsys Technologies, Inc. Long-Term Stock Incentive Plan (filed as Exhibit A to Axsys’ Proxy Statement dated April 24, 2000 and incorporated herein by reference).*

10.6	Employment Agreement, dated as of October 12, 2000, between Axsys and Stephen W. Bershad (filed as Exhibit 10(27) to the December 31, 2000 Form 10-K and incorporated herein by reference). *

10.7	Form of Indemnification Agreement for all Directors and Officers of Axsys (filed as Exhibit 10(17) to the December 31, 2001 Form 10-K and incorporated herein by reference).*

10.8	Letter Agreement between David A. Almeida and Axsys dated as of November 14, 2001 (filed as Exhibit 10(18) to the December 31, 2001 Form 10-K and incorporated herein by reference). *

10.9	Change in registrant’s certifying accountant (filed as Exhibit 16 to the May 23, 2002 Form 8-K and incorporated herein by reference).

10.10	Letter Agreement between Stephen W. Bershad and Axsys dated November 6, 2003, extending term of initial period of the Employment Agreement.*

10.11

Amended and Restated Severance Protection Agreement between Axsys and Kenneth F. Stern dated as of May 13, 2003 (filed as Exhibit 10.1 to the June 28, 2003 Form 10-Q and incorporated herein by reference).*

10.12	Severance Protection Agreement between Axsys and David A. Almeida dated as of May 13, 2003 (filed as Exhibit 10.2 to the June 28, 2003 Form 10-Q and incorporated herein by reference).*

Exhibit Number	Description
10.13	Summary of Management Incentive Plan*

14.1	Code of Ethics – Senior Financial Officers

21	Subsidiaries of the Registrant

23	Consent of Ernst and Young LLP

31.1	Certification pursuant to Rule 13a-14(a) – Chief Executive Officer

31.2	Certification pursuant to Rule 13a – 14(a) – Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350 – Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. Section 1350 – Chief Financial Officer

*  Indicates management contracts or compensatory plans or arrangements.

(b)       Reports on Form 8-K

Report on Form 8-K filed on October 27, 2003 regarding the financial results for the third quarter ended September 27, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on Axsys’ behalf by the undersigned, thereunto duly authorized.

Dated:	March 4, 2004	AXSYS TECHNOLOGIES, INC.
(Registrant)

		By	/s/ STEPHEN W. BERSHAD
Stephen W. Bershad
Chairman of the Board of Directors
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated this the 4th day of March 2004.

/s/ Stephen W. Bershad	Chairman of the Board of Directors and Chief Executive Officer
Stephen W. Bershad

/s/ David A. Almeida	Vice President, Chief Financial Officer, Treasurer & Secretary
David A. Almeida

/s/ Anthony J. Fiorelli, Jr.	Director
Anthony J. Fiorelli, Jr.

/s/ Eliot M. Fried	Director
Eliot M. Fried

/s/ Richard F. Hamm, Jr.	Director
Richard F. Hamm, Jr.

/s/ Robert G. Stevens	Director
Robert G. Stevens

ANNUAL REPORT ON FORM 10-K

ITEM 8, ITEM 14(a)(1) and (2) and ITEM 14(d)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2003

AXSYS TECHNOLOGIES, INC.

FORM 10-K – ITEM 14(a)(1) and (2) and Item 14(d)

AXSYS TECHNOLOGIES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

The following consolidated financial statements of Axsys Technologies, Inc. are included in Item 8:

Report of Independent Auditors

Consolidated Balance Sheets — December 31, 2003 and 2002

Consolidated Statements of Operations — For the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows — For the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Shareholders’ Equity — For the years ended December 31, 2003, 2002 and 2001

Notes to consolidated financial statements

The following consolidated financial statement schedule of Axsys Technologies, Inc., is included in Item 14(d):

Schedule II — Valuation and qualifying accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

REPORT OF INDEPENDENT AUDITORS

To the Shareholders of

Axsys Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Axsys Technologies, Inc., a Delaware corporation, and its subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2003.  Our audits also included the financial statement schedule listed in the Index at Item 14(d).  These financial statements and the schedule are the responsibility of management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Axsys Technologies, Inc. and subsidiaries at December 31, 2003 and 2002 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the Consolidated Financial Statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets”.

ERNST & YOUNG LLP

Hartford, Connecticut

February 16, 2004,

except for Note 4 as to which the date is March 1, 2004

AXSYS TECHNOLOGIES, INC.

Consolidated Balance Sheets

(Dollars in thousands, except share and per share data)

	December 31,
	2003	2002
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$5,197	$9,920
Short-term investments	6,983	—
Accounts receivable, net of allowance for doubtful accounts of $ 653 in 2003 and $509 in 2002	10,197	10,068
Inventories	24,786	22,080
Income taxes – deferred and current	2,203	4,077
Other current assets	1,223	1,046
TOTAL CURRENT ASSETS	50,589	47,191

PROPERTY, PLANT AND EQUIPMENT, net	11,315	11,263

EXCESS OF COST OVER NET ASSETS ACQUIRED	3,600	3,600

OTHER ASSETS	1,341	318

TOTAL ASSETS	$66,845	$62,372

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$4,240	$3,108
Accrued expenses and other liabilities	7,955	9,285
Deferred income	4,546	3,115
Current portion of long-term capital lease obligations	423	1,055
TOTAL CURRENT LIABILITIES	17,164	16,563

CAPITAL LEASES, less current portion	568	1,191

OTHER LONG-TERM LIABILITIES	5,215	5,525

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value:
authorized 30,000,000 shares, issued 4,792,674 at December 31, 2003 and 2002	47	47
Capital in excess of par	39,375	39,587
Accumulated other comprehensive loss	(39)	—
Retained earnings	5,750	752
Treasury stock, at cost, 132,687 and 138,988 shares at December 31, 2003 and December 31, 2002 respectively	(1,235)	(1,293

TOTAL SHAREHOLDERS’ EQUITY	43,898	39,093

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$66,845	$62,372

See accompanying notes to consolidated financial statements.

AXSYS TECHNOLOGIES, INC.

Consolidated Statements of Operations

(Dollars in thousands, except share and per share data)

	Years Ended December 31,
	2003	2002	2001

Sales	$85,109	$79,586	$86,131
Cost of sales	62,036	59,454	72,384
Gross margin	23,073	20,132	13,747

Selling, general and administrative expenses	15,986	16,262	18,497
Research, development and engineering expenses	2,059	2,049	2,608
Restructuring and special charges	—	1,854	1,360
OPERATING INCOME (LOSS)	5,028	(33)	(8,718)
Interest expense	(172)	(212)	(199)
Interest income	115	190	352
Other income, net	263	10	207
Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	5,234	(45)	(8,358)
Provision for (benefit from) income taxes	236	2,969	(3,092)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	4,998	(3,014)	(5,266)

Discontinued operations:
Loss from discontinued operations, net of tax benefit of $2,787 in 2002, and $1,108 in 2001	—	(4,582)	(1,886)
Cumulative effect of change in accounting principle	—	535	—

NET INCOME (LOSS)	$4,998	$(7,061)	$(7,152)

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$1.07	$(0.64)	$(1.12)
Discontinued operations	—	(0.97)	(0.41)
Cumulative effect of change in accounting principle	—	0.11	—
Total	$1.07	$(1.50)	$(1.53)

Weighted average basic common shares outstanding	4,657,396	4,691,621	4,688,307

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$1.06	$(0.64)	$(1.12)
Discontinued operations	—	(0.97)	(0.41)
Cumulative effect of change in accounting principle	—	0.11	—
Total	$1.06	$(1.50)	$(1.53)

Weighted average diluted common shares outstanding	4,716,228	4,691,621	4,688,307

See accompanying notes to consolidated financial statements.

AXSYS TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Years Ended December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,998	$(7,061)	$(7,152)
Adjustments to reconcile net income (loss) cash provided by (used in) operating activities:
Impairment of assets	—	313	—
Cumulative effect of change in accounting principle	—	(535)	—
Depreciation and amortization	2,920	2,663	2,932
Non-cash restructuring and special charges	—	888	7,746
Loss on disposal of capital equipment	55	751	261
Deferred income taxes, net	—	1,964	(1,217)
Changes in operating assets and liabilities:
Accounts receivable	(129)	594	3,062
Inventories	(2,706)	(1,516)	(595)
Current income tax receivable	1,042	1,552	(3,157)
Other current assets	(177)	(436)	57
Accounts payable	1,132	(1,343)	(2,476)
Accrued expenses and other liabilities	(492)	(936)	(434)
Deferred income	1,431	2,507	391
Long-term liabilities	(504)	(51)	(143)
Other-net	(194)	70	290
Net cash provided by (used in) continuing operations	7,376	(576)	(435)
Net cash (used in) provided by discontinued operations	(838)	2,334	(1,374)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	6,538	1,758	(1,809)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net	(3,027)	(1,380)	(2,258)
Purchases of short-term investments	(6,983)	—	—
Net proceeds from sale of discontinued operations	—	541	—

NET CASH USED IN INVESTING ACTIVITIES	(10,010)	(839)	(2,258)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of borrowings	(1,255)	(898)	(822)
Proceeds from the exercise of options	4	—	—

NET CASH USED IN FINANCING ACTIVITIES	(1,251)	(898)	(822)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,723)	21	(4,889)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	9,920	9,899	14,788

CASH AND CASH EQUIVALENTS AT END OF YEAR	$5,197	$9,920	$9,899

See accompanying notes to consolidated financial statements.

AXSYS TECHNOLOGIES, INC.

Consolidated Statements of Shareholders’ Equity

(Dollars in thousands, except share and per share data)

	Common Stock		Capital in Excess of Par	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury		Total	Comprehensive Income (Loss)
	Shares	Amount				Shares	Amount
Balance at December 31, 2000	4,792,674	$47	$39,675	$—	$14,965	(108,553)	$(1,266)	$53,421

Net loss	—	—	—	—	(7,152)	—	—	(7,152)	(7,152)
Total comprehensive loss									$(7,152)
Exercise of stock options	—	—	(70)	—	—	8,400	189	119
Treasury stock received	—	—	—	—		(3,304)	(35)	(35)
Contribution to 401(k) plan	—	—	16	—	—	6,581	71	87
Balance at
December 31, 2001	4,792,674	47	39,621	—	7,813	(96,876)	(1,041)	46,440

Net loss	—	—	—	—	(7,061)	—	—	(7,061)	(7,061)
Total comprehensive loss									$(7,061)
Shares received from sale of business	—	—	—	—	—	(51,856)	(356)	(356)
Contribution to 401(k) plan	—	—	(34)	—	—	9,744	104	70
Balance at
December 31, 2002	4,792,674	47	39,587	—	752	(138,988)	(1,293)	39,093

Net income	—	—	—	—	4,998	—	—	4,998	4,998
Foreign exchange contract	—	—	—	(39)	—	—	—	(39)	(39)
Total comprehensive income									$4,959
Exercise of stock options	—	—	(1)	—	—	600	5	4
Contribution to 401(k) plan	—	—	2	—	—	5,701	53	55
Escheatment of preferred stock	—	—	(12)	—	—	—	—	(12)
Preferred stock settlement	—	—	(201)	—	—	—	—	(201)
Balance at
December 31, 2003	4,792,674	$47	$39,375	$(39)	$5,750	(132,687)	$(1,235)	$43,898

See accompanying notes to consolidated financial statements.

AXSYS TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

December 31, 2003

Note 1 - Summary of Significant Accounting Policies

Business overview.  The accompanying consolidated financial statements include the accounts of Axsys Technologies, Inc. and our wholly owned subsidiaries (collectively “Axsys” or “we”).  All material inter-company transactions and balances have been eliminated in consolidation.

Axsys is a global leader in the design, manufacturing and distribution of precision components and assemblies for high technology markets.   In addition, Axsys distributes precision ball bearings for use in a variety of industrial and commercial applications.

New accounting standards.

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 requires that certain financial instruments that, under previous guidance, could be accounted for as equity, now be classified as liabilities. These financial instruments include mandatorily redeemable shares, instruments that require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares. SFAS 150 also requires additional disclosures about alternative ways of settling these types of instruments and the capital structure of entities. Most of the provisions of SFAS 150 were effective for all financial instruments entered into or modified after May 31, 2003, and otherwise were effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this standard has not had a significant impact on our financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS No. 149, which is to be applied prospectively, is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 20, 2003.  The adoption of this new standard did not have a material impact on our results of operations or financial position.

In January 2003, the FASB issued FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities.” FIN 46 provides guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities and results of operations of a VIE need to be included in a company’s financial statements. FIN No. 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders in a VIE. The provisions of FIN No. 46 were effective immediately for all VIEs created after January 31, 2003. For VIEs created before February 1, 2003, the provisions of FIN No. 46 were required to be adopted at the beginning of the first interim period ending after December 15, 2003. Currently, we do not have any VIEs and therefore the adoption of this accounting pronouncement will not have a significant impact on our financial position or results of operations.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No.00-21, “Revenue Arrangements with Multiple Deliverables".  EITF No. 00-21 provides guidance on how to determine when an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes.  It further states, that if this division is required, the arrangement consideration should be allocated among the separate units of accounting.  The guidance in the consensus is effective for revenue arrangements entered into in fiscal periods that began after June 15, 2003.  The adoption of this standard did not have a material impact on our financial position or results of operations.

Principles of consolidation.  The consolidated financial statements include the results of Axsys and its 100% wholly owned subsidiaries.  The results of companies disposed of during the fiscal year are included in the consolidated financial statements up to the date of disposal. All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue recognition.  Revenue is recognized in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 101.  SAB 101 requires that four basic criteria must be met before revenue can be recognized:  (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured.  Shipping & handling costs, such as freight to customers, are classified in cost of sales.  Revenue under most government long-term fixed-price contracts is accounted for under the percentage of completion model using the units of delivery method measured as products are shipped.  Provisions, for estimated losses on contracts, are recorded when losses become evident.  These estimates are subject to change and could result in adjustments on contracts in progress.

Cash and cash equivalents.  Cash and cash equivalents include highly liquid investments with an original maturity of three months or less at the date of purchase.

Short-term investments.   Short-term investments include investments in federal agency notes and commercial paper with maturities ranging from 3 months to 12 months at the date of purchase. All short-term investments are classified as held-to-maturity and are recorded at amortized cost.

Financial instruments.    We use derivative instruments, in the form of forward contracts, to manage certain foreign currency exposures. Derivative instruments are viewed as risk management tools by the Corporation and are not used for trading or speculative purposes. Derivatives used for hedging purposes must be designated as an effective hedge of the identified risk exposure at the inception of the contract. Accordingly, changes in fair value of the derivative contract must be highly correlated with changes in the fair value of the underlying hedged item at inception of the hedge and over the life of the hedge contract.

All derivative instruments are recorded on the balance sheet at fair value. Derivatives used to hedge forecasted cash flows associated with foreign currency commitments are accounted for as cash flow hedges. Gains and losses on derivatives designated as cash flow hedges are recorded in other comprehensive income and reclassified to earnings in a manner that matches the timing of the earnings impact of the hedged transactions. The ineffective portion of all hedges, if any, is recognized currently in earnings.  At December 31, 2003, we had one forward contract outstanding with a fair value of $39.

The carrying amounts of our other financial instruments, which include cash equivalents, short-term investments and accounts payable approximate their fair value due to the short-term nature of such instruments.

Accounts receivable.  Accounts receivable, which include only trade accounts receivables, are recorded at fair value.  Credit is extended to customers typically on net 30-day terms with periodic reviews of the aging of accounts receivable to identify potentially uncollectible accounts and establish reserves based on experience and discussion with customers.  Axsys does not require collateral.  As of December 31, 2003 and 2002, no individual customer represented more than 10% of our accounts receivable balance.

Research, development and engineering.  Significant costs are incurred each year in connection with research and development programs and administrative engineering costs (R,D&E”).  Such costs are included in operating expenses as incurred. In situations where the customer reimburses the cost of the R&D effort, the revenue generated is recorded as sales and the expense is included in cost of sales. Research and development expenses, exclusive of administrative engineering costs were $756 in 2003, $1,003 in 2002 and $1,704 in 2001.

Inventory.  Inventory values include all costs directly associated with manufacturing products: materials, labor and manufacturing overhead.  These values are stated at the lower of cost or market with cost generally determined using the first-in, first-out method.

Property, plant and equipment.  Property, plant and equipment are stated at cost, less accumulated depreciation, which includes the amortization of assets recorded under capital leases.  Depreciation is provided primarily by the straight-line method using estimated lives for buildings and improvements of 20 to 25 years and from 3 to 8 years for machinery and equipment.  Repair and maintenance costs are expensed as incurred.

Excess of cost over net assets acquired.  In 2001 the excess of cost over net assets (“Goodwill”) acquired was amortized over periods ranging from 5 to 35 years using the straight-line method.  In June 2001, SFAS No. 142, “Goodwill and Other Intangible Assets”, was issued and was adopted by Axsys in the first quarter of 2002.  In accordance with the adoption of SFAS No. 142, we ceased amortizing goodwill in 2002.  For the year ended December 31, 2001, goodwill amortization of $140 was offset by negative amortization of $143.  If we had applied the provisions of this statement in 2001, earnings per share would not have been different from the amounts reported.  In accordance with the adoption of SFAS No. 142, the negative goodwill of $535 as of December 31, 2001 was reversed as a cumulative effect of a change in accounting principle in the first quarter of 2002.  Axsys annually reviews goodwill to assess recoverability from future operations using undiscounted cash flows.  We have completed our annual impairment testing and the remaining goodwill of $3.6 million is determined not to be impaired as of December 31, 2003.  Impairments are recognized in operating results when a permanent diminution in value occurs.

Deferred income.  Deferred income is recorded when Axsys receives milestone payments from customers for either progress billings or for material billings.  Material billings primarily occur when customers advance us the cost of beryllium on long-lead time orders.   Revenue is recorded when the finished product is shipped.

Environmental contingencies.  Environmental contingencies are accrued for when responsibility for cleanup is determined and when costs are probable and reasonably estimatable.

Earnings per share.  Basic earnings per share have been computed by dividing net income or loss by the weighted average number of common shares outstanding.  The dilutive effect of stock options on the weighted average number of common shares outstanding was 58,832 shares for the year ended December 31, 2003.  When there is a loss from continuing operations, the computation of the dilutive net loss per share is based on the weighted average basic shares outstanding.  Potentially dilutive common stock options aggregating 16,766 in 2002 and 36,364 in 2001 have been excluded from the computation of diluted net loss per shared because their inclusion would have been anti-dilutive.

Stock-based compensation.  Axsys has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and accounts for stock based compensation under the provisions of Accounting Principle Board Opinion No. 25 “Accounting Stock Issued to Employees” using the intrinsic value method.  The exercise price on stock options is either greater than or equal to the closing market price on the day of grant and accordingly no compensation cost has been recognized.  We do not grant stock options below market value.  Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS No. 123 for awards as if Axsys had accounted for such awards under the fair value method.

The following table illustrates the effect on net income/(loss) and income/(loss) per share if we had applied the fair value recognition provisions of SFAS No. 123:

	2003	2002	2001
Reported net income (loss)	$4,998	$(7,061)	$(7,152)
Stock option related employee compensation expense	(1,135)	(1,339)	(1,021)
Pro forma net income (loss)	3,863	(8,400)	(8,173)

Pro forma basic income (loss) per share	$0.83	$(1.79)	$(1.74)
Weighted average basic and diluted common shares outstanding	4,657,396	4,691,621	4,688,307

Pro forma diluted income (loss) per share	$0.82	$(1.79)	$(1.74)
Weighted average basic and diluted common shares outstanding	4,716,228	4,691,621	4,688,307

The fair value of each option granted in 2003, 2002 and 2001 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 68% in 2003, 68% in 2002 and 71% in 2001; risk-free interest rate of 4.27% in 2003, 5.0% in 2002 and 5.0% in 2001; expected lives of 6 years; and no dividend yield. Using this model, the weighted-average fair value of options granted was $5.38 during 2003, $4.53 during 2002, and $9.95 during 2001.  For pro forma purposes, the estimated fair value of the Axsys’ Stock Incentive awards to employees is amortized over the options’ vesting period, which is generally five years.  Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable.  In addition, the Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility.  Because stock-based awards to Axsys employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing model does not necessarily provide a reliable single measure of the fair value of our Stock Incentive awards to employees.

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

Certain amounts in previously issued annual financial statements were reclassified to conform to the 2003 presentation.

Note 2 – Restructuring and Special Charges

Fiscal Year 2002

Relocation of OEM Product Lines:  During the second quarter of 2002, Axsys closed the Santa Barbara, California facility and relocated various commercial product lines to Rochester Hills, Michigan. The total pre-tax cost of $1,053 associated with the relocation and facility closure included a charge of $436 for thirty terminated employees and a charge of $123 for the disposal of excess furniture and fixtures.  A charge of $136 was incurred as a result of the write-off of certain inventory related to the termination of certain minor product lines.  Other costs of $358 associated with the relocation included costs for the equipment relocation, employee training and recruitment and facility upgrades in Michigan, which were expensed as incurred.

Sale of Teletrac, Inc.:  On April 5, 2002, Axsys sold all of the stock of the Teletrac, Inc. (“Teletrac”) subsidiary to Storage Test Solutions (“STS”) of Aurora, Colorado. In connection with the sale of Teletrac, we recorded a pretax charge of $1,009 associated with asset write-downs, severance payments and legal expenses.  This pretax charge is recorded in restructuring and other special charges.

Segment reorganization:   In March 2002, Axsys announced a reorganization of the market segments into three major groups.  The strategic realignment resulted in a change in the composition of Axsys’ reportable segments.  This plan resulted in a restructuring charge of $286 pre-tax for the termination of three salaried employees in the former Automation Group, which has been included in the loss from discontinued operations. (See Note 3 of the Consolidated Financial Statements.)   In addition, as part of the segment reorganization, we incurred a pre-tax charge of $286 for the termination of the Chief Operating Officer, which is recorded in restructuring and other special charges.

During 2002, Axsys recorded the following amounts as restructuring and special charges in the Consolidated Statement of Operations related to the 2002 Restructuring and Special Charge:

	Cost of Sales	Selling, General & Administrative Expense	Restructuring Charge	Total
Relocation of product lines	$136	$358	$559	$1,053
Sale of Teletrac	—	—	1,009	1,009
Segment Reorganization	—	—	286	286
Total	$136	$358	$1,854	$2,348
Cash costs	—	358	1,102	1,460
Non-cash costs	136	—	752	888

Through December 31, 2003, we had expended all cash costs in connection with the 2002 restructuring and special charges.  Total cost savings associated with the 2002 Restructuring and Special Charges are estimated to be $2.8 million annually.  These savings are the result of the closure of the Santa Barbara, California facility and the termination of the Chief Operating Officer.

The following table shows the balance sheet activity for the restructuring accrual account as of December 31, 2003 in conjunction with the 2002 restructuring activities:

Restructuring Accrual
2002 Charges	$1,854
2002 Activity	(1,734)
2003 Activity	(70)
Balance at December 31, 2003	$50

The balance at December 31, 2003 represents a warranty reserve related to the product lines at the former Santa Barbara, California facility, which were either sold or discontinued.

Fiscal Year 2001

2001 Cost reduction plan: During the second quarter of 2001, we adopted a major cost reduction program (the “Cost Reduction Plan”), which resulted in a pretax charge to earnings of approximately $9,208, or $5,801 after-tax.  In 2002, an additional charge of $20 was accrued for rent expense at the Manchester facility.  All cash costs have been spent through December 31, 2003.

Axsys closed a small manufacturing facility in Manchester, Connecticut and consolidated the activities into the Imaging Systems unit in Rochester Hills, Michigan.  We also closed a small, satellite facility in Newbury Park, California, and consolidated it into our former facility in Santa Barbara, California.  Pre-tax charges associated with these shutdowns were $138 for facility exit costs.  We reduced our workforce at five locations by 59 people or 9% of the total workforce. We accrued $992 for all severance and outplacement costs and $250 to cover any legal expenses related to the cost reduction program.

We also reviewed our inventory and other assets. We recorded a charge of $2,943 to cover expected losses on two long-term defense contracts.  The earnings charge also includes an increase in reserves for excess and obsolete inventories of approximately $4,425.  The obsolete and excess inventory was disposed of during 2001 and 2002.  Other costs associated with the Cost Reduction Plan include the write-off of $293 in tooling and $85 in software costs.   The Cost Reduction Plan reduced expenses by approximately $2,000 in the second half of 2001, with cost reductions reaching an annualized rate of approximately $4,300.  These cost savings were realized in reduced cost of sales and operating expenses as a result of the closure of two facilities and the additional reduction in workforce.

Through December 31, 2002, Axsys recorded the following amounts in the Consolidated Statement of Operations in connection with the 2001 Cost Reduction Plan:

	Cost of Sales	Selling, General & Administrative Expense	Restructuring Charge	Total
Inventory write-downs	$4,425	$—	$—	$4,425
Loss contract reserves	2,943	—	—	2,943
Work force reductions	—	—	1,242	1,242
Fixed asset write-downs	293	85	—	378
Facilities	—	20	118	138
Other	—	102	—	102
Total	$7,661	$207	$1,360	$9,228

	Cost of Sales	Selling, General & Administrative Expense	Restructuring Charge	Total
Cash	$—	$122	$1,360	$1,482
Non-cash	7,661	85	—	7,746

The following table shows the balance sheet activity for the restructuring accrual account, which includes the costs associated with the accrued restructuring charge and the fixed asset write-downs, as of December 31, 2003:

Restructuring Accrual
2002 Charges	$1,738
2002 Activity	(1,080)
Balance at December 31, 2001	658
2002 Activity	(593)
Balance at December 31, 2002	65
2003 Activity	(65)
Balance at December 31, 2003	$—

Cash expenditures included other costs directly related to the Cost Reduction Plan, such as relocation and other integration costs.  These costs were not eligible for recognition at the commitment date and were expensed as incurred.  We incurred $102 of these costs through December 31, 2001 and no charges were incurred during 2002 or 2003.  All cash costs for the plan have been fully expended.

Note 3 - Discontinued Operations

During the third quarter of 2002, Axsys decided to sell the Automation Group, which consisted of the Fiber Automation Division in Pittsburgh, Pennsylvania and the AEI subsidiary in Wilmington, Massachusetts.  On November 5, 2002, we sold the net assets of our Fiber Automation Division.  On October 28, 2002, we sold the stock of AEI.  The Automation Group was included in our Commercial Products Group segment.

In conjunction with the sale of the Automation Group, we recorded, in 2002, a loss from discontinued operations of $1,709, net of taxes. This loss included a charge of $729 for the impairment of assets and $980 of closing related expenses.  The operating loss, net of tax, from discontinued operations for 2002 was $2,692.  The Automation Group generated an after-tax loss of $1,886 during 2001.  Revenues from the Automation Group were $1,177 in 2002 compared to $3,079 in 2001.

The loss from discontinued operations, net of tax, recorded in the Consolidated Statements of Operations includes the following:

	2003	2002	2001
Automation Group - operating loss	$—	$(2,692)	$(1,886)
Automation Group - loss on sale	—	(1,709)	—
Environmental charges for previously divested business	—	(203)	—
Reversal of unutilized reserves from a previously disposed of business	—	22	—
Loss from discontinued operations	$—	$(4,582)	$(1,886)

Note 4 – Environmental Contingencies

We are currently involved in several environmental remediation projects.   We accrue for environmental contingencies on an undiscounted basis when (1) responsibility for clean-up is determined and (2) costs are probable and reasonably estimatable.

Pursuant to a remedial plan approved by the Ohio Environmental Protection Agency (“Ohio EPA”) in 1993, Axsys investigated soils and groundwater at a site formerly owned by a division of Axsys, and has conducted certain remedial work at this site including soil removal.  Axsys has incurred costs of $182 in 2003 and approximately $798 to date.   We received the approval of the Ohio EPA for an alternate closure plan related to this site.  As of December 31, 2003, the remediation system is installed and we anticipate beginning clean up during 2004.  Actual expenditures will continue to be incurred over a period of several years.  As of December 31, 2003, we have accrued $280 for expenses related to this site.

During 1999, Axsys sold the land and building of a previously discontinued Sensor Systems division in St. Petersburg, Florida.  We conducted investigations of soil and groundwater at the former facility and received approval of the remedial action plan from the Florida Department of Environmental Protection.  During the second quarter of 2003, we installed the remediation systems and have begun the clean up of the site.   In 2003, we spent $276 on the clean up of this facility and have incurred approximately $642 to date.  As of December 2003, we have accrued $436 for expenses related to this site.

On December 21, 2001, Axsys received a letter from the United States Environmental Protection Agency (“EPA”) notifying us that we are considered to be a potentially responsible party for a site located in Prospect, Connecticut, which until 1978 was owned by a former subsidiary.   The letter also demanded payment of approximately $25 in past response costs and unspecified future costs.  In November of 2002, we filed a response to the EPA challenging our liability for this site.  In March of 2004, we received a request for additional information from the EPA which we will submit to the EPA by April of 2004. In 2002, a charge to discontinued operations was recorded for $203, net of taxes, related to attorney fees in connection with researching our connection to the site and response to the EPA.  In 2003, we spent $66 in attorney and consulting fees and we have incurred approximately $207 to date.  As of December 31, 2003, we have accrued $119 for expenses related to this site.

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

Note 5 - Litigation

On May 30, 1997, an action was filed in the Court of Chancery in the State of Delaware against Axsys and three of the directors on behalf of a purported class of persons who purchased Axsys’ preferred stock.  The plaintiff has challenged our decision to redeem all of our outstanding shares of the preferred stock.  The plaintiff claimed that the defendants (1) breached fiduciary duties in setting the redemption price too low and unfairly seeking to advantage holders of common stock and (2) breached contractual duties as set forth in the Certificate of Designation governing the preferred stock, as well as an implied covenant of good faith and fair dealing.   In March 1998, the Court dismissed the plaintiff’s claim of breach of fiduciary duties but declined to dismiss the plaintiff’s claims concerning the purported breach of contract and implied covenant of good faith and fair dealing.  In January of 2001, the plaintiff filed an amended complaint asserting the same causes of action raised in the original complaint.  We filed an answer, in January of 2001, denying the material substantive allegations of the amended complaint and asserting, as affirmative defenses, the failure to state a claim and the defense that plaintiff is not an adequate class representative.  As of December 31, 2003, we have reached an agreement with the plaintiff in principle to settle the action, although definitive documentation of the settlement has not been filed with the Court.  In conjunction with this litigation, we have accrued $201 for the potential settlement.  This charge was accounted for as a reduction to Paid-in-Capital in accordance with generally accepted accounting principles.

Note 6 – Shareholders’ Equity

Axsys uses treasury stock shares for general corporate purposes, including the satisfaction of commitments under the employee benefit plans and the exercise of stock options.   During 2001, Axsys accepted 3,304 shares of stock in lieu of cash for the exercise of a stock option grant.

During 2002, we sold our wholly owned subsidiary AEI to an investor group who individually owned shares of Axsys common stock.  As a group, the investors owned 9.2% of Axsys common stock prior to the sale of AEI, with individual ownership ranging from 1.8% to 4.6%.  The sales price included both cash and a return of 51,856 shares of Axsys stock.  The common stock was valued at $6.87 per share, which represented the average of the mean of the bid and ask prices of the common stock at the close of trading on the Nasdaq Stock Market for each of the consecutive trading days immediately preceding the closing date.

Note 7 – Capital Lease Obligations

	2003	2002

Capital lease obligations	$991	$2,246
Less current portion	423	1,055
	$568	$1,191

Axsys has financed the acquisition of certain machinery and equipment with capital lease obligations.  During 2001, we established a $3,000 capital lease line of credit.  The capital lease line of credit was utilized to purchase $762 of equipment in 2001 and $905 of equipment in 2002 before it expired in October 2002. The weighted average interest rates on capital leases were 5.4% and 6.1% at December 31, 2003 and 2002, respectively.

Minimum annual lease payments, including interest, on capital leases for the years 2004 to 2006 are $465, $439, and $153, respectively.   All capital lease obligations mature by the end of 2006.

Note 8 – Warranty Accruals

Axsys issues warranties for approximately 45% of our products.  The product warranty liability is generally based on volume, historical return percentages and the warranty period.  The following table summarizes product warranty activity for 2003:

Balance at December 31, 2002	Provision, changes and other	Payments	Balance at December 31, 2003
$722	190	(229)	$683

Note 9 - Balance Sheet Information

The details of certain balance sheet accounts are as follows:

	2003	2002
Inventories:
Raw materials	$3,234	$3,267
Work-in-process	14,049	11,315
Finished goods	7,503	7,498
Total inventories	$24,786	$22,080

	2003	2002
Property, plant and equipment:
Land	$291	$291
Buildings and improvements	4,374	4,338
Machinery and equipment	22,373	19,611
Total property, plant and equipment	27,038	24,240
Less accumulated depreciation and amortization	(15,723)	(12,977)
Net property, plant and equipment	$11,315	$11,263

	2003	2002
Accrued expenses and other liabilities:
Compensation and related benefits	$3,083	$3,153
Income taxes	1,053	766
Liabilities of discontinued operations	776	1,674
Warranty	683	722
Stock redemption	426	674
Environmental - short-term	469	685
Loss contracts - short-term	295	433
Professional fees	359	426
Restructuring accrual - 2002	50	185
Other	761	567
Total accrued expenses and other liabilities	$7,955	$9,285

	2003	2002
Other long-term liabilities:
Loss contracts – long-term	$1,781	$2,000
Deferred taxes	1,504	1,310
Defined benefit pension and health insurance	812	903
Environmental – long-term	366	674
Workers’ compensation	535	422
Other	217	216
Total other long-term liabilities	$5,215	$5,525

Note 10 – Goodwill

Goodwill was $3,600 at December 31, 2003 and December 31, 2002. Axsys records goodwill at the reportable unit and annually in the second quarter reviews the goodwill to determine if any impairment exists.  As of December 31, 2003, we determined that goodwill was not considered to be impaired.  The following table summarizes our reporting units

Segment	Reporting Unit	Status
Aerospace and Defense Group	• Motion Control Products	Active
	• Precision Machined Products	Active
	• Precision Optical Products	Active

Commercial Products Group	• Imaging Systems – Commercial	Active
	• Integrated Systems	Closed in 2002
	• Fiber Automation Division	Sold in 2002
	• Axsys Automation Engineering	Sold in 2002

Distributed Products Group	• AST Bearings Division	Active

The changes in the carrying amount of goodwill for fiscal 2003 and 2002 are as follows:

Reporting Unit	Motion Control Products	Integrated Systems	AST Bearings	Total
Balance at 12/31/2001	2,160	(535)	1,440	$3,065
Write-off of negative goodwill	—	535	—	—
Balance at 12/31/2002	2,160	—	1,440	$3,600
Impairment	—	—	—	—
Balance at 12/31/2003	$2,160	$—	$1,440	$3,600

The effects of not amortizing goodwill for all periods presented would have been an increase in net loss in 2001 by $3 with no corresponding change to basic or diluted loss per share.

Note 11 - Supplemental Cash Flow Information

Supplemental cash flow information from continuing operations for the years ended December 31, 2003, 2002 and 2001 is summarized as follows:

	2003	2002	2001
Cash (received)/paid during the year for:
Interest income (expense) – net	$10	$(32)	$(341)
Income tax refunds – net	(1,093)	(3,095)	(1,522)

Non-cash investing activities:
Equipment acquired under capital leases	$—	$905	$762
Stock proceeds from sale of AEI	—	356	—
Treasury stock issued for defined contribution plans	53	104	71

Note 12 - Income Taxes

The income tax provision (benefit) from continuing operations consists of:

	2003	2002	2001
Current taxes:
U.S. Federal	$—	$(1,595)	$(2,553)
State and local	236	300	130
	236	(1,295)	(2,423)
Deferred taxes:
U.S. Federal	(195)	3,910	(613)
State and local	195	354	(56)
	—	4,264	(669)
Total tax provision (benefit):	$236	$2,969	$(3,092)

The current federal and the deferred federal and state taxes reflect the utilization of the valuation allowance.

The difference between the provision for taxes and the amount computed by applying the statutory federal income tax rate to Income (Loss) from Continuing Operations Before Taxes and Cumulative Effect of Change in Accounting Principle are as follows:

	2003	2002	2001
Federal statutory rate	35%	35%	35%
Computed expected tax provision (benefit)	$1,832	$(16)	$(2,925)
Increase (decrease) in taxes resulting from:
Net change in valuation allowance	(1,395)	4,631	—
State and local taxes, net of federal tax benefit	348	91	28
Tax benefit of credits & net operating losses	(434)	—	—
Net alternative minimum tax activity	245	—	—
Tax basis adjustment – sale of subsidiary	—	(1,434)	—
Adjustment to tax accrual	(318)	(300)	—
Tax exempt interest	—	—	(55)
Other	(42)	(3)	(140)
Actual tax provision (benefit):	$236	$2,969	$(3,092)

Deferred income taxes reflect the net federal and state tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

At December 31, 2003, we had a net operating loss carryforward of approximately $795, which expires in 2022.  We also had credit carryforwards of approximately $1.1 million, which expire at various times between 2018 and 2021.  In accordance with the SFAS No. 109, we recognized a valuation allowance during 2002 in the amount of $4,631 to offset a portion of the recorded deferred tax asset.   During 2003, the valuation allowance was reduced by $1,395 as deferred tax assets were realized.  Available and prudent tax planning strategies support the deferred tax asset currently recorded on the books.

Significant components of the Axsys’ deferred taxes are as follows:

	December 31,
	2003	2002
Deferred tax asset:
Inventories	$2,193	$2,009
Tax credit carry-forward	1,144	1,056
Net operating loss carry-forward	310	1,354
Loss contract reserve	809	949
Exit costs of discontinued operations	316	673
Note receivable – Sensor Systems	170	368
Note receivable – STS	332	332
Allowance for doubtful accounts	255	201
Pension accruals	383	—
Other, net	228	399
Total deferred tax asset	6,140	7,341
Valuation allowance	(3,236)	(4,631)
Net deferred tax asset	$2,904	$2,710
Long-term deferred tax liability:
Property, plant and equipment	$(1,504)	$(1,310)

Note 13 – Segment Data

In 2002, Axsys announced a strategic realignment, which resulted in three major segments, which correspond to the major markets we serve.  The strategic realignment has resulted in a change in the composition of our reportable segments and, accordingly, all prior periods reported have been restated.  We classify our businesses under three major groups, the Aerospace and Defense Group, Commercial Products Group and Distributed Products Group.

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

As discussed in Note 3, we sold our Fiber Automation Division and our Automation Engineering, Inc. subsidiary, which were previously included in the Commercial Products Group.  These businesses have been accounted for as discontinued operations and, accordingly, the related operating results have been reported separately from continuing operations.  Segment data below excludes these discontinued businesses.

The following tables present financial data for each Axsys segment:

	2003	2002	2001
Net sales from continuing operations:
Aerospace and Defense Group	$49,700	$45,869	$42,914
Commercial Products Group	13,546	13,569	20,192
Distributed Products Group	21,863	20,148	23,025
Total sales	$85,109	$79,586	$86,131

Income (loss) from continuing operations before taxes:
Aerospace and Defense Group	$3,906	$3,088	$1,817
Commercial Products Group	3,157	1,964	362
Distributed Products Group	1,900	1,211	2,639
Non-allocated expenses	(3,729)	(6,308)	(13,176)
Income (loss) from continuing operations before taxes	$5,234	$(45)	$(8,358)

Capital expenditures from continuing operations:
Aerospace and Defense Group	$2,621	$1,923	$2,088
Commercial Products Group	287	209	261
Distributed Products Group	103	124	130
Corporate	16	29	541
Total capital expenditures	$3,027	$2,285	$3,020

Depreciation and amortization from continuing operations:
Aerospace and Defense Group	$2,064	$1,995	$2,297
Commercial Products Group	358	155	157
Distributed Products Group	219	223	222
Corporate	279	290	259
Total depreciation	$2,920	$2,663	$2,935

Amortization of goodwill	—	—	(3)
Total depreciation and amortization	$2,920	$2,663	$2,932

	December 31,
	2003	2002
Identifiable assets:
Aerospace and Defense Group	$33,236	$30,466
Commercial Products Group	4,330	4,158
Distributed Products Group	12,366	11,949
Non-allocated assets	16,913	15,799
Total assets	$66,845	$62,372

Included in non-allocated expenses are the following: restructuring and special charges, general corporate expense, interest expense, amortization of goodwill and other income and expense.  Identifiable assets by segment consist of those assets that are used in the segments’ operations.  Non-allocated assets are comprised primarily of short-term investments, cash and cash equivalents, corporate assets and net deferred tax assets.

The following table presents the non-allocated identifiable assets:

	December 31,
	2003	2002
Non-allocated assets:
Short-term investments	$6,983	$—
Cash and cash equivalents	5,197	9,920
Income taxes – current and deferred income taxes	2,203	4,077
Long-term deferred tax asset	1,264	239
Corporate prepaid insurance	709	684
Corporate property, plant and equipment	510	823
Miscellaneous other corporate assets	47	56
Total assets	$16,913	$15,799

The following table presents sales from continuing operations by geographic region.  Substantially all of our assets are located within the United States.

	Years Ended December 31,
	2003	2002	2001
United States	$73,051	$65,179	$68,036
Europe	8,991	10,951	14,178
Other foreign	3,067	3,456	3,917
Total sales	$85,109	$79,586	$86,131

During 2003, sales activity with one customer, Raytheon Company, represented 15.5% of our net sales.  During 2002 and 2001, we did not have a concentration of sales with any one customer.

Note 14 - Pension Arrangements

Axsys has two pension plans for which benefits and participation have been frozen.  Pension benefits under these plans are generally based upon years of service and compensation. There is a non-funded plan with an annual payout of approximately $110.   The funding policy for the other plan is to contribute amounts sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus such additional amounts as may be determined to be appropriate from time to time.  During 2003, we began the process to liquidate the funded plan and we anticipate the plan will be fully liquidated in 2004.

The following table summarizes the components of net periodic pension cost for the defined benefit plans:

	Years Ended December 31,
	2003	2002	2001
Interest cost on projected benefit obligation	$92	$86	$82
Expected return on plan assets	(44)	(54)	(43)
Recognized net actuarial loss	53	43	52
Effect of special events	—	(48)	—
Total pension expense	$101	$27	$91

Assumptions used in accounting for the defined benefit plans as of the plans’ measurement dates were:

	December 31,
	2003	2002
Weighted-average assumptions used to determine benefit obligations at:
Weighted-average discount rate	5.75%	7.00%
Rate of compensation increase	N/A	N/A

	December 31,
	2003	2002
Weighted-average assumptions used to determine net periodic benefit costs for years ending:
Discount rate	7.00%	7.50%
Expected long-term return on plan assets	6.00%	6.00%
Rate of compensation increase	N/A	N/A

The following table sets forth the change in benefit obligation, change in plan assets and the funded status recognized in the consolidated balance sheets for the Axsys’ defined benefit pension plans:

	2003	2002
Change in benefit obligation:
Benefit obligation at beginning of year	$1,186	$1,179
Interest cost	92	86
Actuarial loss	211	258
Benefits/settlements paid	(104)	(337)
Benefit obligation at end of year	$1,385	$1,186

Change in plan assets:
Fair value of plan assets at beginning of year	$837	$989
Actual return	28	80
Employer contribution	145	105
Benefits/settlements paid	(104)	(337)
Fair value of plan assets at end of year	$906	$837

	2003	2002
Funded status	$479	$349
Unrecognized net actuarial (loss) gain	(27)	147
Accrued benefit cost at December 31	$452	$496

Unrecognized net gains and losses are amortized over the average future service lives of participants.  Asset management objectives include maintaining an adequate level of diversification to reduce interest rate and providing adequate liquidity to meet immediate and future benefit payment requirements.   Plan assets for the fully funded plan are invested in a managed portfolio consisting primarily of equity securities, real estate and bonds.  The asset allocation of pension benefit plans at December 31 were:

Asset Category	2003	2002
Money Market Account	$194	$161
Debt Securities	178	169
Real Estate	176	162
Government Securities	170	167
Other	188	178
Total	$906	$837

Benefit payments, including amounts to be paid from corporate assets, and reflecting expected future service, as appropriate, are expected to be as follows:

2004	$1,020
2005	104
2006	105
2007	106
2008	107

Axsys also sponsors a 401(k) plan under which eligible employees may elect to contribute a percentage of their earnings.  Axsys matches employee contributions to this plan in amounts ranging from 3% to 5% of the employees’ gross earnings.  Our matching contributions from continuing operations were $719 in 2003, $720 in 2002, and $811 in 2001.

Note 15 - Stock Options

In 1991, Axsys shareholders approved the Axsys’ Long-Term Stock Incentive Plan (the “Plan”).   Shareholders approved amendments to and restatement of the Plan in May 2000 and May 2001, which, among other things, increased the number of shares of common stock authorized for issuance under the Plan by 200,000 each year.  As of December 31, 2003, the total number of shares of common stock authorized for issuance under the Plan was 800,000 shares, of which 272,528 shares of common stock remain available for grant under the Plan.  The Stock Incentive Plan Committee of the Board of Directors (the “Committee”) administers the Plan.  The Committee selects participants from among those executives and other employees of Axsys and the subsidiaries who materially contribute to the success of Axsys and determines the amounts, times, forms, terms and conditions of grants. Grants may be in the form of options to purchase shares of common stock, stock appreciation rights, restricted stock and performance units (collectively, “Stock Incentives”).  Generally, each grant vests 20 percent per year for five years, is exercisable upon vesting and expires in ten years.

A summary of all outstanding stock options is presented in the table below:

	Stock Options	Weighted-average Exercise Price

Outstanding at December 31, 2001	537,965	$18.84

Granted	172,620	6.91
Forfeited/Cancelled	(193,850)	(18.77)
Outstanding at December 31, 2002	516,735	$14.90

Granted	129,662	8.50
Forfeited/Cancelled	(184,675)	(15.51)
Exercised	(600)	(6.69)

Outstanding at December 31, 2003	461,122	$12.80
Exercisable at December 31, 2003	160,385	$19.01

The following table summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted- average Remaining Life	Weighted-average Exercise Price	Number of Options	Weighted- average Exercise Price

$3.75 to $7.00	109,800	8.1	$6.76	5,800	$6.69
$7.01 to $10.00	129,252	8.9	8.37	12,118	9.66
$10.01 to $15.00	105,425	6.7	12.35	51,170	12.80
$15.01 to $20.00	32,995	5.4	17.70	19,547	17.70
$20.01 to $25.00	17,500	2.3	20.66	10,100	20.48
$25.01 to $30.00	58,650	4.0	26.63	57,150	26.65
$30.01 to $36.00	7,500	6.8	36.00	4,500	36.00

$3.75 to $36.00	461,122	7.1	$12.80	160,385	$19.01

Note 16 - Commitments and Contingencies

Future minimum payments under non-cancelable operating leases (exclusive of property expenses and net of sublease rental income), as of December 31, 2003, are as follows:

2004	$1,456
2005	1,327
2006	973
2007	943
2008	958
2009 and thereafter	1,031
$6,688

Rent expense under such leases, net of sublease rental income, amounted to $1,400 in 2003, $1,517 in 2002, and $1,608 in 2001. Axsys anticipates receiving an aggregate of $40 in future sublease rental income.   Axsys has two letters of credit totaling $231 opened in 2001 as security deposits on building leases in Wilmington, Massachusetts and Pittsburgh, Pennsylvania.  These letters of credit are renewed annually for the term of the lease.

In the normal course of business, we are liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect our financial position or annual results of operations.

        Axsys is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites.   In addition, Axsys has various lawsuits, claims, commitments and contingent liabilities arising from the ordinary conduct of our business; however, they are not expected to have a material adverse effect on the business and financial condition.  It is possible, however, that the results of operations for a particular fiscal period could be materially affected.  (See Note 4 and 5 of the Consolidated Financial Statements)

Note 17 – Selected Quarterly Financial Data

Selected quarterly financial data for the years ended December 31, 2003 and 2002 is summarized as follows (in thousands, except per share data):

	Quarters Ended (Unaudited) :
Statement of Operations Data:	March 2003	June 2003	September 2003	December 2003
Net sales	$20,373	$21,693	$21,203	$21,840
Gross margin	5,447	5,986	5,714	5,926
Income from continuing operations before discontinued operations	874	1,436	1,225	1,463
Net income	874	1,436	1,225	1,463
Diluted net income per share applicable to common shareholders	$0.19	$0.31	$0.26	$0.31
Diluted weighted-average common shares outstanding	4,669	4,693	4,735	4,660

	Quarters Ended (Unaudited) (1) (2) (3):
Statement of Operations Data:	March 2002	June 2002	September 2002	December 2002
Net sales	$19,092	$20,586	$19,086	$20,822
Gross margin	4,397	5,258	4,984	5,493
(Loss) income from continuing operations before discontinued operations	(1,861)	(1,234)	(791)	872
Net (loss) income	(2,225)	(2,093)	(3,299)	556
Diluted net (loss) income per share from continuing operations before discontinued operations	$(0.40)	$(0.26)	$(0.17)	$0.19
Diluted net (loss) income per share applicable to common shareholders	$(0.47)	$(0.45)	$(0.70)	$0.12
Diluted weighted-average common shares outstanding	4,697	4,699	4,703	4,667

(1) Certain engineering expenses have been re-classed from costs of goods sold to operating expenses to conform to the 2003 presentation

(2) In the fourth quarter of 2002, Axsys established a valuation allowance to offset a portion of our net deferred tax asset.  Accordingly, all periods presented in 2002 have been adjusted to reflect the valuation allowance.

(3) In the third quarter of 2002, the Automation Group was divested.  Accordingly, the Automation Group has been accounted for as discontinued operations for all periods presented

AXSYS TECHNOLOGIES, INC.

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

COL. A	COL.B	COL. C	COL. D	COL. E		COL. F
		Additions
Classification	Balance at Beginning of Period	Charged to Costs and Expenses	Charge to Other Accounts	Deductions		Balance at End of Period

Year ended December 31, 2003:
Inventory Valuation Reserve	$3,593	$512	$70	$258		$3,917
Allowance for Doubtful Accounts	509	234	—	90		653
Cost Reduction Program Accrual	65	—	—	65		—
Relocation of Product Line Accrual	50	—	—	—		50
Segment Reorganization	70	—	—	70		—
Environmental Accrual	1,359	—	—	524		835

Year ended December 31, 2002:
Inventory Valuation Reserve	$3,482	$540	$48	$477		$3,593
Allowance for Doubtful Accounts	654	113	—	258	(a)	509
Cost Reduction Program Accrual	658	20	—	613		65
Relocation of Product Line Accrual	—	1,053	—	1,003		50
Sale of Teletrac Accrual	—	1,009	—	1,009		—
Segment Reorganization	—	286	—	216		70
Environmental Accrual	1,449	185	—	275		1,359

Year ended December 31, 2001:
Inventory Valuation Reserve	$4,402	$4,731	$7	$5,658		$3,482
Allowance for Doubtful Accounts	497	228	—	71	(a)	654
Cost Reduction Program Accrual	—	1,738	—	1,080		658
Strategic Realignment Accrual	752	—	—	752		—
Environmental Accrual	1,598	—	—	149		1,449

(a)  Uncollectible accounts written off, net of recoveries.

EXHIBIT INDEX

Exhibit Number	Description

3.1

Restated Certificate of Incorporation of Axsys (filed as Exhibit 3(4) to Axsys’ Amendment No. 2 to Registration Statement on Form S-1, dated October 17, 1997 (File No. 333-36027) (the “Form S-1”) and incorporated herein by reference).

3.2	By-Laws of Axsys (filed as Exhibit 2 to the Form 8-A dated August 8, 1991 and incorporated herein by reference).

10.1	Severance Agreement between Axsys and Kenneth F. Stern dated as of June 10, 1996 (filed as Exhibit 10(16) to the Form S-1 and incorporated herein by reference).*

10.2

Form of Incentive Stock Option Agreement, dated as of September 30, 1991 (filed as Exhibit 10(17) to Axsys’ Annual Report on Form 10-K for the fiscal year ended December 30, 1991 and incorporated herein by reference).*

10.3

Severance Protection Agreement between Axsys and Stephen W. Bershad dated as of February 11, 1999 (filed as Exhibit 10(1) to Axsys’ Form 10-Q, dated May 11, 1999, for the fiscal quarter ended March 31, 1999 (the “March 31, 1999 Form 10-Q”) and incorporated herein by reference).*

10.4	Severance Protection Agreement between Axsys and Kenneth F. Stern dated as of February 11, 1999 (filed as Exhibit 10(4) to the March 31, 1999 Form 10-Q and incorporated herein by reference).*

10.5	Amendment to Axsys Technologies, Inc. Long-Term Stock Incentive Plan (filed as Exhibit A to Axsys’ Proxy Statement dated April 24, 2000 and incorporated herein by reference).*

10.6	Employment Agreement, dated as of October 12, 2000, between Axsys and Stephen W. Bershad (filed as Exhibit 10(27) to the December 31, 2000 Form 10-K and incorporated herein by reference).*

10.7	Form of Indemnification Agreement for all Directors and Officers of Axsys (filed as Exhibit 10(17) to the December 31, 2001 Form 10-K and incorporated herein by reference).*

10.8	Letter Agreement between David A. Almeida and Axsys dated as of November 14, 2001 (filed as Exhibit 10(18) to the December 31, 2001 Form 10-K and incorporated herein by reference).*

10.9	Change in registrant’s certifying accountant (filed as Exhibit 16 to the May 23, 2002 Form 8-K and incorporated herein by reference).

10.10	Letter Agreement between Stephen W. Bershad and Axsys dated November 6, 2003, extending term of initial period of the Employment Agreement.*

10.11

Amended and Restated Severance Protection Agreement between Axsys and Kenneth F. Stern dated as of May 13, 2003 (filed as Exhibit 10.1 to the June 28, 2003 Form 10-Q and incorporated herein by reference).*

10.12	Severance Protection Agreement between Axsys and David A. Almeida dated as of May 13, 2003 (filed as Exhibit 10.2 to the June 28, 2003 Form 10-Q and incorporated herein by reference).*

10.13	Summary of Management Incentive Plan*

14.1	Code of Ethics – Senior Financial Officers

21	Subsidiaries of the Registrant

Exhibit Number	Description

23	Consent of Ernst and Young LLP

31.1	Certification pursuant to Rule 13a-14(a) – Chief Executive Officer

31.2	Certification pursuant to Rule 13a – 14(a) – Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350 – Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. Section 1350 – Chief Financial Officer

*  Indicates management contracts or compensatory plans or arrangements