Form 10-Q
period 2002-04-03
AXSYS TECHNOLOGIES INC
filed 2004-05-17
CIK 206030

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2004

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

Yes ☐  No ☒

4,663,109 shares of Common Stock, $.01 par value, were outstanding as of May 11, 2004.

AXSYS TECHNOLOGIES, INC.

PART I – FINANCIAL INFORMATION

AXSYS TECHNOLOGIES, INC.

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	April 3, 2004 (Unaudited)	December 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,699	$5,197
Short term investments	2,492	6,983
Accounts receivable – net	13,161	10,197
Inventories – net	26,912	24,786
Income taxes – deferred and current	2,203	2,203
Other current assets	967	1,223
TOTAL CURRENT ASSETS	54,434	50,589
PROPERTY, PLANT AND EQUIPMENT – net	11,524	11,315
EXCESS OF COST OVER NET ASSETS ACQUIRED	3,600	3,600
OTHER ASSETS	1,353	1,341
TOTAL ASSETS	$70,911	$66,845

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$6,525	$4,240
Accrued expenses and other liabilities	7,302	7,955
Deferred income	5,506	4,546
Current portion of long-term capital lease obligations	374	423
TOTAL CURRENT LIABILITIES	19,707	17,164

CAPITAL LEASES, less current portion	429	568

OTHER LONG-TERM LIABILITIES	5,219	5,215

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:

Common stock, authorized 30,000,000 shares, issued 4,792,674 shares at April 3, 2004 and December 31, 2003	47	47
Capital in excess of par	39,380	39,375
Accumulated other comprehensive loss	(12)	(39)
Retained Earnings	7,363	5,750
Treasury stock, at cost, 131,391 shares at April 3, 2004 and 132,687 at December 31, 2003	(1,222)	(1,235)
TOTAL SHAREHOLDERS’ EQUITY	45,556	43,898

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$70,911	$66,845

See accompanying notes to consolidated financial statements.

AXSYS TECHNOLOGIES, INC.

Consolidated Statements of Operations

(Amounts in thousands, except per share data - Unaudited)

	For the Three-Months Ended
	April 3, 2004	March 29, 2003

Net sales	$23,406	$20,373
Cost of sales	16,625	14,926
Gross margin	6,781	5,447

Selling, general and administrative expenses	4,399	4,103
Research, development and engineering expenses	576	471
Operating income	1,806	873
Interest expense	(32)	(51)
Interest income	25	30
Other (expense) income, net	(7)	63
Income before income taxes	1,792	915
Provision for income taxes	179	41
Net income	$1,613	$874

BASIC INCOME PER SHARE:
Total	$0.35	$0.19
Weighted average basic common shares outstanding	4,660	4,655

DILUTED INCOME PER SHARE:
Total	$0.34	$0.19
Weighted average dilutive common shares outstanding	4,790	4,669

See accompanying notes to consolidated financial statements.

AXSYS TECHNOLOGIES, INC.

Consolidated Statements of Cash Flow

(Unaudited, dollars in thousands)

	Three-Months Ended
	April 3, 2004	March 29, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,613	$874
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation	687	703
Loss on disposal of capital assets	15	48
Changes in operating assets and liabilities:
Accounts receivable	(2,964)	(2,392)
Inventories	(2,126)	(2,647)
Other current assets	256	171
Accounts payable	2,285	4,271
Accrued expenses and other liabilities	(653)	(749)
Deferred income	960	294
Long-term liabilities	4	(44)
Other – net	31	16
NET CASH PROVIDED BY OPERATING ACTIVITIES	108	545

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net	(911)	(947)
Sale (purchase) of short-term investments	4,491	—
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	3,580	(947)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of capital lease obligations	(188)	(273)
Proceeds from exercise of options	2
NET CASH USED IN FINANCING ACTIVITIES	(186)	(273)

NET INCREASE (DECREASE) IN CASH	3,502	(675)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,197	9,920
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,699	$9,245

Supplemental cash flow information
Cash paid for (received from):
Interest paid (received) – net	$14	$—
Income tax payments	335	93

See accompanying notes to consolidated financial statements.

AXSYS TECHNOLOGIES, INC.

Consolidated Statements of Shareholders’ Equity

For the Three-Months Ended April 3, 2004 and March 29, 2003

(Unaudited, dollars in thousands)

	Common Stock		Capital in Excess	Accumulated Other Comprehensive	Retained	Treasury			Comprehensive
	Shares	Amount	of Par	Loss	Earnings	Shares	Amount	Total	Income
Balance at December 31, 2003	4,792,674	$47	$39,375	$(39)	$5,750	(132,687)	$(1,235)	$43,898
Net income	—	—	—	—	1,613	—	—	1,613	$1,613
Foreign Exchange Contract	—	—	—	27		—	—	27	27
Total comprehensive income									$1,640
Exercise of stock options	—	—	(1)	—	—	300	3	2
401(k) Plan Contribution	—	—	6	—	—	996	10	16

Balance at April 3, 2004	4,792,674	$47	$39,380	$(12)	$7,363	(131,391)	(1,222)	$45,556

Balance at December 31, 2002	4,792,674	$47	$39,587	$—	$752	(138,988)	$(1,293)	$39,093
Net income	—	—	—	—	874	—	—	874	$874
Total comprehensive income									$874
401(k) Plan Contribution	—	—	(2)	—	—	1,925	18	16

Balance at March 29, 2003	4,792,674	$47	$39,585	$—	$1,626	(137,063)	$(1,275)	$39,983

See accompanying notes to consolidated financial statements.

AXSYS TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share data - Unaudited)

Note 1 - Basis of Presentation

Axsys Technologies, Inc. (“Axsys” or the “Company”) prepared the Consolidated Financial Statements, as of and for the three-months ended April 3, 2004 and March 29, 2003 without audit.  In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows for such periods have been made, and the interim accounting policies followed are in conformity with generally accepted accounting principles and are consistent with those applied for annual periods as described in Axsys’ annual report for the year ended December 31, 2003, previously filed on Form 10-K with the Securities and Exchange Commission (the “Annual Report”).

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted.  It is suggested that these consolidated financial statements be read in conjunction with the financial statements included in Axsys’ Annual Report for the year ended December 31, 2003.  The results of operations for the three-months ended April 3, 2004 and March 29, 2003 are not necessarily indicative of the operating results for the full years.

Basic earnings per share have been computed by dividing net income by the weighted average number of common shares outstanding.  The dilutive effect of stock options on the weighted average number of common shares was 129,553 shares for the three-months ended April 3, 2004 and 14,188 shares for the three-months ended March 29, 2003.

In December 2003, the FASB issued “Statement of Financial Accounting Standards No. 132 (revised 2003)-Employers’ Disclosures about Pensions and Other Postretirement Benefits.” SFAS 132 as revised, changes employers’ disclosures about pension plans and other postretirement benefit plans. It requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. SFAS 132 revised is effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by this statement are effective for interim periods beginning after December 15, 2003. The Company has adopted the required disclosures this period.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”. SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The following table illustrates the effect on net income and income per share if the Company had applied the fair value recognition provisions of SFAS No. 123:

	Three-Months Ended
	April 3, 2004	March 29, 2003
Reported net income	$1,613	$874
Stock option related employee compensation expense	(258)	(271)
Pro forma net income	$1,355	$603

Pro forma basic income per share	$0.29	$0.13
Weighted average basic common shares outstanding	4,660,460	4,654,977

Pro forma diluted income per share	$0.28	$0.13
Weighted average diluted common shares outstanding	4,790,013	4,669,165

Other income and expenses is primarily composed of foreign exchange loss partially offset by a return of legal escrow.  In 2003, other income and expenses was primarily composed of principal payments received from a fully reserved note received from the 1998 sale of Sensor Systems of $69 in the three-months ended March 29, 2003.

Note 2 – Inventories, net

Inventories, determined by lower of cost (first-in, first-out or average) or market, consist of:

	April 3, 2004	December 31, 2003
Raw materials	$3,888	$3,234
Work-in-process	15,795	14,049
Finished goods	7,229	7,503
	$26,912	$24,786

Note 3 –Foreign Exchange Contract

We use derivative instruments, in the form of forward contracts, to manage certain foreign currency exposures. Derivative instruments are viewed as risk management tools by Axsys and are not used for trading or speculative purposes. Derivatives used for hedging purposes must be designated and effective as a hedge of the identified risk exposure at the inception of the contract. Accordingly, changes in fair value of the derivative contract must be highly correlated with changes in the fair value of the underlying hedged item at inception of the hedge and over the life of the hedge contract.

All derivative instruments are recorded on the balance sheet at fair value. Derivatives used to hedge forecasted cash flows associated with foreign currency commitments are accounted for as cash flow hedges. Gains and losses on derivatives designated as cash flow hedges are recorded in other comprehensive income and reclassified to earnings in a manner that matches the timing of the earnings impact of the hedged transactions. The ineffective portion of all hedges, if any, is recognized currently in earnings.  At April 3, 2004, we had one forward contract outstanding with a fair value of $12.

Note 4 - Segment Data

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

The following tables present the operating results for each of the Company’s segments:

	Three-Months Ended:
	April 3, 2004	March 29, 2003
Net sales:
Aerospace and Defense Group	$13,417	$12,083
Commercial Products Group	3,796	3,149
Distributed Products Group	6,193	5,141
Total net sales	23,406	20,373

Income before income taxes:
Aerospace and Defense Group	1,230	987
Commercial Products Group	1,041	659
Distributed Products Group	592	305
Non-allocated expenses	(1,071)	(1,036
Total income before income taxes	$1,792	$915

The following table presents the details of the non-allocated expenses:

	Three-Months Ended:
	April 3, 2004	March 29, 2003
Non-allocated expenses:
Corporate expenses	$(1,039)	$(1,078)
Capital lease expense	(16)	(35)
Interest income	25	30
Loss on disposal of property, plant and equipment	15	48
Miscellaneous other (expense)	(56)	(1)
Total non-allocated expenses	$(1,071)	$(1,036)

The following table presents the identifiable assets for each of the Company’s segments:

	April 3, 2004	December 31, 2003
Identifiable assets:
Aerospace and Defense Group	$37,119	$33,236
Commercial Products Group	5,773	4,330
Distributed Products Group	12,322	12,366
Non-allocated assets	15,697	16,913
Total identifiable assets	$70,911	$66,845

The following table presents the non-allocated identifiable assets:

	April 3, 2004	December 31, 2003
Non-allocated assets:
Cash and cash equivalents	$8,699	$5,197
Short-term investments	2,492	6,983
Income taxes - current and deferred income taxes	2,203	2,203
Long-term deferred tax asset	1,264	1,264
Corporate property, plant and equipment	450	510
Corporate prepaid insurance	565	709
Miscellaneous other corporate assets	24	47
Total non-allocated assets	$15,697	$16,913

Note 5 – Other Information

	April 3, 2004	December 31, 2003

Allowance for doubtful accounts	$640	$653

Accumulated depreciation and amortization of property, plant and equipment	$16,371	$15,723

Note 6 – Income Taxes

At December 31, 2003, we had a net operating loss carryforward of approximately $795, which expires in 2022.  We also had credit carryforwards of approximately $1.1 million, which expire at various times between 2018 and 2021.  In accordance with the SFAS No. 109, we recognized a valuation allowance during 2002 in the amount of $4,631 to offset a portion of the recorded deferred tax asset.   During the first three months of 2003, the valuation allowance was reduced by $320 as deferred tax assets were realized.  In the first three months of 2004, the valuation allowance was reduced by $529.  Available and prudent tax planning strategies support the deferred tax asset currently recorded on the books.

Note 7 – Warranty Accruals

The Company issues warranties for approximately 45% of its products.  The product warranty liability is generally based on volume, historical return percentages and the warranty period.  The following table summarizes product warranty activity for 2004:

Balance at December 31, 2003	Provision, changes and other	Payments	Balance at April 3, 2004
$683	(11)	—	$672

Note 8 – Litigation

Axsys has various lawsuits, claims, commitments and contingent liabilities arising from the ordinary conduct of its business; however, they are not expected to have a material adverse effect on the business or financial condition.  It is possible, however, that the results of operations for a particular fiscal period could be materially affected.

On May 30, 1997, an action was filed in the Court of Chancery in the State of Delaware against Axsys and three of the directors on behalf of a purported class of persons who purchased Axsys’ preferred stock.  The plaintiff has challenged our decision to redeem all of our outstanding shares of the preferred stock.  The plaintiff claimed that the defendants (1) breached fiduciary duties in setting the redemption price too low and unfairly sought to advantage holders of common stock and (2) breached contractual duties as set forth in the Certificate of Designation governing the preferred stock, as well as an implied covenant of good faith and fair dealing.   In March 1998, the Court dismissed the plaintiff’s claim of breach of fiduciary duties but declined to dismiss the plaintiff’s claims concerning the purported breach of contract and implied covenant of good faith and fair dealing.  In January of 2001, the plaintiff filed an amended complaint asserting the same causes of action raised in the original complaint.  We filed an answer, in January of 2001, denying the material substantive allegations of the amended complaint and asserting, as affirmative defenses, the failure to state a claim and the defense that plaintiff is not an adequate class representative.  In 2003 we reached an agreement with the plaintiff in principle to settle the action, although definitive documentation of the settlement has not been filed with the Court.  In conjunction with this litigation, we have accrued $201 for the potential settlement.   A settlement hearing is scheduled for May of 2004.

Note 9 – Environmental Contingencies

We are currently involved in several environmental remediation projects. We accrue for environmental contingencies on an undiscounted basis when (1) responsibility for clean up is determined and (2) costs are probable and reasonably estimatable.

Pursuant to a remedial plan approved by the Ohio Environmental Protection Agency (“Ohio EPA”) in 1993, Axsys investigated soils and groundwater at a site formerly owned by a division of Axsys, and has conducted certain remedial work at this site including soil removal.  Axsys has incurred costs of $77 in the first three months of 2004 and approximately $859 to date.   We received the approval of the Ohio EPA for an alternate closure plan related to this site.  As of December 31, 2003, the remediation system is installed and we anticipate beginning clean up during 2004.  Actual expenditures will continue to be incurred over a period of several years.  As of April 3, 2004, we have accrued $204 for expenses related to this site.

During 1999, Axsys sold the land and building of a previously discontinued Sensor Systems division in St. Petersburg, Florida.  We conducted investigations of soil and groundwater at the former facility and received approval of the remedial action plan from the Florida Department of Environmental Protection.  During the second quarter of 2003, we installed the remediation systems and have begun the clean up of the site.   In the first three months of 2004, we spent $15 on the clean up of this facility and have incurred approximately $644 to date.  As of April 3, 2004, we have accrued $420 for expenses related to this site.

In December 2001, we received a letter from the United States Environmental Protection Agency (“EPA”) notifying us that we are considered a potentially responsible party for a site located in Prospect, Connecticut, and demanding that we reimburse EPA for its costs incurred in connection with a time-critical removal action taken by EPA at the site in 2001.  EPA recently notified us that the total amount of such costs is approximately $650, including indirect costs and interest.  We believe that we are not responsible for these costs or the contamination at the site, and that the contamination occurred after 1978, when our former subsidiary sold the facility formerly located the site.  At a meeting with EPA in April 2004, we indicated to the EPA our willingness to discuss a modest payment in order to resolve this claim and to avoid potential litigation costs.  At this time, no settlement figure has been discussed.  A second meeting with EPA is anticipated in the near future.  In the first three months of 2004, we spent $2 in legal fees and we have incurred approximately $209 to date.  Based on our current information, we have accrued our best estimate of total costs associated with this site.

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

Note 10 - Pension Benefits

Axsys has two pension plans for which benefits and participation have been frozen.  Pension benefits under these plans are generally based upon years of service and compensation. There is a non-funded plan with an annual payout of approximately $110.   The funding policy for the other plan is to contribute amounts sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus such additional amounts as may be determined to be appropriate from time to time.  During 2003, we began the process to liquidate the funded plan and we anticipate the plan will be fully liquidated during the third quarter of 2004.

The following table summarizes the components of net periodic pension cost for the defined benefit plans:

	For the three months ended
	April 3, 2004	March 29, 2003
Interest cost on projected benefit obligation	$24	$23
Expected return on plan assets	(12)	(11)
Recognized net actuarial loss	14	13
Total pension expense	$26	$25

Note 11 – Subsequent Events

On April 8, 2004, Axsys acquired all of the stock of Telic Optics, Inc., a privately owned manufacturer of infrared optics and optical assemblies.

The initial purchase price of this acquisition was $14.0 million, subject to adjustment based on certain working capital and cash balance tests, with an additional $4.0 million earn-out over the next 36 months if certain revenue goals are achieved. If all revenue goals are achieved, the total purchase price, before working capital and cash balance adjustments, could reach $18.0 million. Axsys funded most of the initial cash portion of the purchase price and associated transaction costs through a combination of existing cash balances and outside bank financing.  The remaining portion of the purchase price was held back by Axsys and will be released as appropriate after any necessary adjustments to the initial purchase price have been calculated.

 In connection with the transaction, Axsys has arranged an unsecured credit facility with Fleet National Bank, which provides for a $5.0 million two-year revolving facility and a $5.0 million five-year term loan facility.  The entire term loan facility was used to fund a portion of the acquisition.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

Overall sales from continuing operations for the first three-months of 2004 increased compared to the prior year by 14.9%.    Sales increased for all segments of the business with increases in excess of 20% in sales for both the Commercial Products and Distributed Products segments.

Improvements in gross margin, for the three-months ended April 3, 2004 compared to the same period in 2003, are primarily the result of an overall increase in revenue.  Selling general and administrative expenses for the three-months ended April 3, 2004 were higher than the previous year primarily due to increased headcount and incentives as a result of higher production.  Research, development and engineering expenses for the three-months ended April 3, 2004 were higher than in the comparable periods last year primarily as a result of increased time spent on research and development projects within the Commercial Products Group.

The income tax provision for the first quarter of 2004 reflects a combined Federal and State effective tax rate of 10.0%, which represents 6.0% for Federal taxes and 4.0% for State taxes. The federal tax provision for the quarter reflects a reduced tax rate due to the utilization of $0.5 million of the previously established federal tax valuation allowance.

Results of Operations:(in thousands and as a percentage of sales)

The following tables set forth certain financial data for the three-months ended April 3, 2004 and March 29, 2003.

	Three-Months Ended:
	April 3, 2004		March 29, 2003
Sales	$23,406	100.0%	$20,373	100.0%
Cost of sales	16,625	71.0	14,926	73.3
Gross margin	6,781	29.0	5,447	26.7
Selling, general and administrative expenses	4,399	18.8	4,103	20.1
Research, development and engineering expenses	576	2.5	471	2.3
Operating income	1,806	7.7	873	4.3
Interest expense, net	(7)	—	(21)	(0.1)
Other (expense) income, net	(7)	—	63	0.3
Income before income taxes	1,792	7.7	915	4.5

Provision for income taxes	179	0.8	41	0.2
Net income	$1,613	6.9%	$874	4.3%

Aerospace and Defense Segment (in thousands and as a percentage of sales)

	Three-Months Ended
	April 3, 2004		March 29, 2003

Sales	$13,417	100.0%	$12,083	100.0%
Cost of sales	10,257	76.4	9,366	77.5
Gross margin	$3,160	23.6%	$2,717	22.5%

Sales in the Aerospace and Defense segment increased 11.0% for the three-months ended April 3, 2004 compared to the same period in 2003.  The increase in revenues is primarily due to increased sales of our scanners primarily for thermal weapon systems.  Additionally, sales were strong for components used in various missile defense systems.

Gross margin as a percent of sales increased slightly during the first quarter of 2004 compared to the prior year.  This was primarily due to increased volume and favorable sales mix within our optical product line.

Commercial Products Segment (in thousands and as a percentage of sales)

	Three-Months Ended
	April 3, 2004		March 29, 2003

Sales	$3,796	100.0%	$3,149	100.0%
Cost of sales	2,069	54.5	1,947	61.8
Gross margin	$1,727	45.5%	$1,202	38.2%

Sales in the Commercial Products segment increased 20.5% for the three-months ended April 3, 2004 as compared to the same period in the prior year.  The increase is primarily the result of sales of our air bearing scanners into the health imaging market.

Gross margin as a percent of sales increased during the first quarter of 2004 compared to the first quarter of 2003 primarily as a result of higher sales volume and favorable product mix.

Distributed Products Segment (in thousands and as a percentage of sales)

	Three-Months Ended
	April 3, 2004		March 29, 2003

Sales	$6,193	100.0%	$5,141	100.0%
Cost of sales	4,299	69.4	3,613	70.3
Gross margin	$1,894	30.6%	$1,528	29.7%

Sales in the Distributed Products segment increased 20.5% for the three-months ended April 3, 2004 as compared to the prior year as a result of increased revenues primarily in the construction market as well as a general increase in existing customer activity across multiple markets.  Gross margin as a percent of sales increased slightly in the first quarter of 2004 as compared with the prior year as a result of the increase in revenues.

Operating Expenses (in thousands and as a percentage of sales)

	Three-Months Ended
	April 3, 2004		March 29, 2003

Selling, general and administrative	$4,399	18.8%	$4,103	20.1%
Research, development and engineering	576	2.5	471	2.3

Selling, General and Administrative Expenses. Selling, general and administrative expenses in the first quarter 2004 were higher compared to the prior year due increased headcount and higher incentives as a result of increased production.

Research, Development and Engineering Expenses.   Research, development and engineering expenses increased $105 thousand in the first quarter of 2004 compared to the prior year primarily due to increased efforts on commercial projects.

Other Income and Expenses

Interest expense.  Interest expense was $16 thousand in the first quarter of 2004, compared to interest expense of $51 thousand in the comparable periods of 2003.  Lower capital lease balances resulted in lower interest expense in the first quarter of 2004 compared to the prior year.

Interest income.  Interest income was $25 thousand in the first quarter of 2004, compared to interest income of $30 thousand in the comparable period of 2003.  Interest income is primarily composed of income from our short term investments.  In 2003 we received $5 thousand in interest income from a note receivable from the 1998 sale of Sensor Systems, which was paid in full during the fourth quarter of 2003.

Other income and expense, net.  Net other expense was $7 thousand in the first quarter of 2004.  This is primarily composed of foreign exchange losses partially offset by a return of a legal escrow.  Other income from the fully reserved note from the 1998 sale of Sensor Systems, which was paid in full during 2003, was $63 thousand in the first quarter of 2003.

Taxes.  The consolidated effective tax rate was 10% for the three-months ended April 3, 2004 compared to 4.5% in the comparable periods of 2003.  During 2004, we recorded a tax expense of 5.5% for federal taxes and 4.5% for state taxes.  There was no federal tax expense in 2003.  The federal tax expense was either reduced or eliminated as a result of the valuation allowance recorded in 2002.  In accordance with the Statement of Financial Accounting Standards No. 109, in 2002, we established a $4.6 million valuation allowance against our deferred tax asset.  The tax expense recorded as a result of the valuation allowance was partially offset by a tax benefit resulting in a permanent book and tax basis difference on the sale of Teletrac, Inc.   As we continue to record income in the future, we will reduce the valuation allowance.  At April 3, 2004, we continued to recognize a portion of our deferred tax asset as we have a prudent and feasible tax planning strategy, which we would implement before allowing any of our deferred tax benefits to expire.

Subsequent Events

On April 8, 2004, Axsys acquired all of the stock of Telic Optics, Inc., a privately owned manufacturer of infrared optics and optical assemblies.

Headquartered in North Billerica, Massachusetts and founded in 1986, Telic employs 32 people and sells its products to manufacturers of thermal imaging cameras, defense prime contractors and research laboratories who design systems used in long-range reconnaissance, surveillance and targeting applications for the defense and homeland security markets.

The acquisition of Telic provides Axsys with the following key strategic benefits:

•                  Telic’s broad infrared optics capabilities increase Axsys’ product offerings and complement Axsys’ strong position in metal mirrors. Axsys estimates that the infrared lens market is three times as large as the metal optics market.

•                  Telic’s products are typically used in ground- and sea-based programs. This complements Axsys’ historical focus on air- and space-based programs and expands Axsys’ overall market and program penetration.

•                  The combination of Axsys’ and Telic’s opto-mechanical integration capabilities is expected to enable Axsys to increase its competitive advantage and technical offering to prime contractors who are seeking to outsource optics-based subassemblies.

The initial purchase price of this acquisition was $14.0 million, subject to adjustment based on certain working capital and cash balance tests, with an additional $4.0 million earn-out over the next 36 months if certain revenue goals are achieved. If all revenue goals are achieved, the total purchase price, before working capital and cash balance adjustments, could reach $18.0 million. Axsys funded most of the initial cash portion of the purchase price and associated transaction costs through a combination of existing cash balances and outside bank financing.  The remaining portion of the purchase price was held back by Axsys and will be released as appropriate after any necessary adjustments to the initial purchase price have been calculated.

 In connection with the transaction, Axsys has arranged an unsecured credit facility with Fleet National Bank, which provides for a $5.0 million two-year revolving facility and a $5.0 million five-year term loan facility.  The term loan facility, in conjunction with cash on hand, was used to fund the acquisition.

Liquidity and Capital Resources

As of April 3, 2004, cash and cash equivalents totaled $8.7 million and short-term investments totaled $2.5 million.  Over the past several years, we have maintained a high level of liquidity as evidenced by our current ratio, which was 2.8 as of April 3, 2004, and 2.9 as of December 31, 2003.  This strategy was necessary as we restructured Axsys and discontinued unprofitable businesses. With this process complete, we began to seek growth opportunities.  To that end, we completed the acquisition of Telic on April 8, 2004.  Axsys funded the initial cash portion of the purchase price and associated transaction costs through a combination of existing cash balances and outside financing. In connection with the transaction, Axsys has arranged a $10.0 million credit facility with Fleet National Bank, which includes a $5.0 million acquisition-related, five-year term loan and a $5.0 million, two-year revolving line of credit that may be used for working capital and general corporate purposes.

Net cash provided by operating activities for the three months ended April 3, 2004 was $108 thousand compared to $545 thousand for the three months ended March 29, 2003.  Axsys’ net income for the first three months of 2004 was $1.6 million, which included $687 thousand of depreciation and $15 thousand of capital asset disposals.  Net income and non-cash expenses were partially offset by cash outflows $151 thousand related to discontinued operations and $2.1 million in working capital changes as described below.

Working capital increased by $2.1 million during the first three months of 2004.  Accounts receivable increased $3.0 million primarily due to increased revenues and the timing of shipments within the quarter.  Inventory also increased $2.1 million.  The increase in inventory was more than offset by related increases of $1.0 million in deferred income and $2.3 million in accounts payable.  Other current assets decreased $256 thousand primarily due to a reduction in prepaid insurance.  In addition, accrued expenses and other liabilities decreased by $502 thousand largely due to 2003 incentive payments and 2003 tax payments.

Cash provided by investing activities was $3.6 million for the three months ended April 3, 2004 and cash used in investing activities was $947 thousand for the three months ended March 29, 2003.    During the first quarter of 2004, we liquidated $4.5 million our short-term investment portfolio in anticipation of the acquisition of Telic.  In addition, capital expenditures were $911 thousand in the three-month period ended April 3, 2004.

Net cash used in financing activities was $186 thousand for the three months ended April 3, 2004 and $273 thousand for the three months ended March 29, 2003.  These funds were used to repay capital leases.

With our existing cash balance, anticipated cash flows from operations and a $5.0 million line of credit that Axsys obtained in April of 2004 in conjunction with the acquisition of Telic, management believes that the Company has sufficient liquidity to finance its operations, capital expenditures, and working capital requirements for the foreseeable future.   To date, we have not drawn on the revolving line of credit.

Backlog

A substantial portion of Axsys’ business is of a build-to-order nature requiring various engineering, manufacturing, testing and other processes to be performed prior to shipment.  As a result, Axsys generally has a significant backlog of orders to be shipped.  Axsys ended the first three months of 2004 with a backlog of $76.0 million, compared to a backlog of $61.0 million at March 29, 2003, an increase of $15 million or 24.6%.  We believe that a substantial portion of our backlog of orders at April 3, 2004 will be shipped over the next twelve months.   However, approximately 13% of our current backlog will be shipped in the latter part of 2005 and beyond.  The majority of our longer-term backlog consists of firm contracts with prime contractors of the United States Government for our beryllium-machined products.

Forward-Looking Statements

This quarterly report on Form 10-Q includes certain forward-looking statements, including the statements with regard to the potential use of our deferred tax valuation allowance, our backlog and the sufficiency of funds to finance operations, capital expenditures and working capital requirements.  These forward looking statements can often be identified by the use of the words such as “expect”, “anticipate”, “plan”, “may”, “will”, “estimate” or other similar expressions.  The Company’s business is subject to a variety of risks and uncertainties, including the effect of order backlog on operations, the impact of competition in the aerospace and defense industry, the effects of legal proceedings and regulatory matters on the business, and the impact of general economic conditions, as well as other factors discussed in filings that Axsys makes with the Securities and Exchange Commission.   As a result, actual future results and developments may be materially different from those expressed or implied in any forward-looking statement.  Disclosure regarding factors affecting our future results and developments is contained in the Axsys’ public filings with the Securities and Exchange Commission, including our annual report on Form 10-K for the fiscal year ended December 31, 2003.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Axsys’ market risk sensitive instruments do not subject us to material risk exposures.

Item 4. CONTROL AND PROCEDURES

As of April 3, 2004, an evaluation was performed under the supervision and with the participation of the our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of April 3, 2004.  There have been no significant changes in our internal control over financial reporting or in other factors that could significantly affect internal control over financial reporting subsequent to April 3, 2004, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

(b)         Reports on 8-K

Report on Form 8-K filed on February 18, 2004 regarding the financial results for the fourth quarter and year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date: May 17, 2004	AXSYS TECHNOLOGIES, INC.

	By:	/s/Stephen W. Bershad
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