Form 10-Q
period 2004-07-03
AXSYS TECHNOLOGIES INC
filed 2004-08-12
CIK 206030

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2004

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

Yes  ☐  No ☒

7,023,420 shares of Common Stock, $.01 par value, were outstanding as of August 5, 2004.

AXSYS TECHNOLOGIES, INC.

PART I – FINANCIAL INFORMATION

AXSYS TECHNOLOGIES, INC.

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	July 3, 2004	December 31, 2003
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,432	$5,197
Short term investments	—	6,983
Accounts receivable – net	13,404	10,197
Inventories – net	28,384	24,786
Income taxes – deferred and current	2,203	2,203
Other current assets	1,119	1,223
TOTAL CURRENT ASSETS	48,542	50,589
PROPERTY, PLANT AND EQUIPMENT – net	12,282	11,315
INTANGIBLE ASSET - net	2,176	—
EXCESS OF COST OVER NET ASSETS ACQUIRED	13,013	3,600
OTHER ASSETS	1,371	1,341
TOTAL ASSETS	$77,384	$66,845

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$5,571	$4,240
Accrued expenses and other liabilities	7,944	7,955
Deferred income	5,741	4,546
Current portion of long-term capital lease obligations	372	423
Current portion of long-term debt	1,000	—
TOTAL CURRENT LIABILITIES	20,628	17,164
CAPITAL LEASES, less current portion	337	568
LONG-TERM DEBT, less current portion	3,833	—
OTHER LONG-TERM LIABILITIES	4,955	5,215

SHAREHOLDERS’ EQUITY:
Common stock, authorized 45,000,000 shares, issued 7,186,734 shares at July 3, 2004 and December 31, 2003	72	72
Capital in excess of par	39,365	39,375
Accumulated other comprehensive loss	(11)	(39)
Retained Earnings	9,313	5,725
Treasury stock, at cost, 163,315 shares at July 3, 2004 and 199,030 at December 31, 2003	(1,108)	(1,235)
TOTAL SHAREHOLDERS’ EQUITY	47,631	43,898

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$77,384	$66,845

See accompanying notes to consolidated financial statements.

AXSYS TECHNOLOGIES, INC.

Consolidated Statements of Operations

(Amounts in thousands, except per share data - Unaudited)

	For the Three-Months Ended		For the Six-Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003

Net sales	$25,729	$21,693	$49,135	$42,066
Cost of sales	17,908	15,707	34,533	30,633
Gross margin	7,821	5,986	14,602	11,433

Selling, general and administrative expenses	4,868	3,959	9,266	8,062
Research, development and engineering expenses	726	583	1,303	1,054
Write-off of restructuring accrual	(50)	—	(50)	—
Operating income	2,277	1,444	4,083	2,317
Interest expense	(76)	(47)	(108)	(98)
Interest income	9	26	34	56
Other (expense) income, net	(15)	81	(22)	144
Income before income taxes	2,195	1,504	3,987	2,419
Provision for income taxes	220	68	399	109
Net income	$1,975	$1,436	$3,588	$2,310

BASIC INCOME PER SHARE (1):
Total	$0.28	$0.21	$0.51	$0.33
Weighted average basic common shares outstanding	7,000	6,985	6,994	6,984
DILUTED INCOME PER SHARE (1):
Total	$0.27	$0.20	$0.50	$0.33
Weighted average dilutive common shares outstanding	7,292	7,022	7,235	7,008

(1) Earnings per share and shares outstanding for the three months and six months ended June 28, 2003 have been restated to reflect the 3:2 stock split on June 30, 2004.

See accompanying notes to consolidated financial statements.

AXSYS TECHNOLOGIES, INC.

Consolidated Statements of Cash Flow

(Unaudited, dollars in thousands)

	Six-Months Ended
	July 3, 2004	June 28, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,588	$2,310
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	1,415	1,478
Loss on disposal of capital assets	17	50
Write-off of restructuring accrual	(50)	—
Changes in operating assets and liabilities:
Accounts receivable	(2,153)	(2,894)
Inventories	(2,759)	(1,915)
Other current assets	124	1,604
Accounts payable	1,094	1,929
Accrued expenses and other liabilities	(621)	(1,016)
Deferred income	1,195	386
Long-term liabilities	(260)	(282)
Other – net	(42)	29
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,548	1,679

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net	(1,899)	(1,910)
Purchase of IR Systems, net of cash acquired	(13,105)	—
Sale of short-term investments	6,983	—
NET CASH USED IN INVESTING ACTIVITIES	(8,021)	(1,910)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long term debt, net	4,833	—
Repayments of capital lease obligations	(282)	(580)
Proceeds from exercise of options	157	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	4,708	(580)

NET DECREASE IN CASH	(1,765)	(811)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,197	9,920
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,432	$9,109

Supplemental cash flow information
Cash paid for (received from):
Interest paid, net	$17	$4
Income tax payments (refunds), net	799	(1,253)

See accompanying notes to consolidated financial statements.

AXSYS TECHNOLOGIES, INC.

Consolidated Statements of Shareholders’ Equity

For the Six-Months Ended July 3, 2004 and June 28, 2003

(Unaudited, dollars in thousands)

			Capital in Excess of Par	Accumulated Other Comprehensive (Loss) Income	Retained Earnings			Total	Comprehensive Income

	Common Stock					Treasury
	Shares	Amount				Shares	Amount

Balance at December 31, 2002	7,186,734	$72	$39,587	$—	$727	(208,482)	$(1,293)	$39,093
Net income	—	—	—	—	2,310	—	—	2,310	$2,310
Total comprehensive income									$2,310
401(k) Plan Contribution	—	—	(2)	—	—	5,265	32	30

Balance at June 28, 2003	7,186,734	$72	$39,585	$—	$3,037	(203,217)	$(1,261)	$41,433

Balance at December 31, 2003	7,186,734	$72	$39,375	$(39)	$5,725	(199,030)	$(1,235)	$43,898
Net income	—	—	—	—	3,588	—	—	3,588	$3,588
Foreign Exchange Contract	—	—	—	22	—	—	—	22	22
Swap	—	—	—	6	—	—	—	6	6
Total comprehensive income									$3,616
Exercise of stock options	—	—	(138)	—	—	44,959	296	158
Stock in lieu of cash			185			(11,902)	(185)	—
401(k) Plan Contribution	—	—	12	—	—	2,658	16	28
Preferred stock lawsuit exp			(69)					(69)

Balance at July 3, 2004	7,186,734	$72	$39,365	$(11)	$9,313	(163,315)	$(1,108)	$47,631

See accompanying notes to consolidated financial statements.

AXSYS TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share data  - Unaudited)

Note 1 - Basis of Presentation

Axsys Technologies, Inc. (“Axsys” or the “Company”) prepared the Consolidated Financial Statements, as of and for the six-months ended July 3, 2004 and June 28, 2003 without audit.  In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows for such periods have been made, and the interim accounting policies followed are in conformity with generally accepted accounting principles and are consistent with those applied for annual periods as described in Axsys’ annual report for the year ended December 31, 2003, previously filed on Form 10-K with the Securities and Exchange Commission (the “Annual Report”).

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted.  It is suggested that these consolidated financial statements be read in conjunction with the financial statements included in Axsys’ Annual Report for the year ended December 31, 2003.  The results of operations for the three-months and six-months ended July 3, 2004 and June 28, 2003 are not necessarily indicative of the operating results for the full years.

Basic earnings per share have been computed by dividing net income by the weighted average number of common shares outstanding.  The dilutive effect of stock options on the weighted average number of common shares was 292,678 shares for the quarter and 241,043 shares for the six-months ended July 3, 2004 compared to 55,538 shares for the quarter and 36,400 shares for the six-months ended June 28, 2003.

In December 2003, the FASB issued a revised “Statement of Financial Accounting Standards No. 132 (“SFAS 123R”) - Employers’ Disclosures about Pensions and Other Postretirement Benefits.” SFAS 132R changes employers’ disclosures about pension plans and other postretirement benefit plans. It requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. SFAS 132R is effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by this statement are effective for interim periods beginning after December 15, 2003.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”. SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  No compensation expense has been reported during any of the periods presented.  The following table illustrates the effect on net income and income per share if the Company had applied the fair value recognition provisions of SFAS No. 123:

	Three-Months Ended		Six-Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Reported net income	$1,975	$1,436	$3,588	$2,310
Stock option related employee compensation expense	(266)	(271)	(531)	(543)
Pro forma net income	$1,709	$1,165	$3,057	$1,767

Pro forma basic income per share	$0.24	$0.17	$0.44	$0.25
Weighted average basic common shares outstanding	7,000	6,985	6,994	6,984

Pro forma diluted income per share	$0.23	$0.17	$0.42	$0.25
Weighted average diluted common shares outstanding	7,292	7,022	7,235	7,008

Note 2 – Inventories, net

Inventories, determined by lower of cost (first-in, first-out or average) or market, consist of:

	July 3, 2004	December 31, 2003
Raw materials	$4,137	$3,234
Work-in-process	16,996	14,049
Finished goods	7,251	7,503
	$28,384	$24,786

During the first six months of 2004, we corrected a difference between our perpetual inventory records and the general ledger, resulting in a decrease of cost of sales of $263.

Note 3 –Derivative Financial Instruments

We use derivative instruments in the form of forward exchange contracts and interest rate swap agreements, to manage certain foreign currency and interest rate exposures. Derivative instruments are viewed as risk management tools by Axsys and are not used for trading or speculative purposes. Derivatives used for hedging purposes must be designated and effective as a hedge of the identified risk exposure at the inception of the contract. Accordingly, changes in fair value of the derivative contract must be highly correlated with changes in the fair value of the underlying hedged item at inception of the hedge and over the life of the hedge contract.

All derivative instruments are recorded on the balance sheet at fair value. Derivatives used to hedge forecasted cash flows associated with foreign currency commitments and interest rate fluctuations are accounted for as cash flow hedges. Gains and losses on derivatives designated as cash flow hedges are recorded in other comprehensive income and reclassified to earnings in a manner that matches the timing of the earnings impact of the hedged transactions. The ineffective portion of all hedges, if any, is recognized currently in earnings.  At July 3, 2004, we had three forward exchange contracts outstanding and one interest rate swap agreement related to a $5,000 variable rate loan.

The table below presents the fair value of these derivative instruments:

	Asset (Liability)
	July 3, 2004	December 31, 2003
Forward exchange contracts	$(17)	$(39)
Interest rate swap agreement	6	—

Note 4 - Segment Data

Axsys classifies its businesses under three major groups, the Aerospace and Defense Group, Commercial Products Group and the Distributed Products Group.

The Aerospace and Defense Group designs, manufactures and sells high-end components such as precision position sensors, high-performance motors, precision metal optics, precision machined light-weight structures, opto-mechanical and electro-mechanical subassemblies, infrared optics and optical assemblies.  These products enable Original Equipment Manufacturers (“OEMs”) to improve imaging, positional performance (accuracy, resolution, speed and power), and weight requirements in their systems.  Principal markets for these products include OEMs serving the aerospace and defense markets.

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

The following tables present the operating results for each of the Company’s segments:

	Three-Months Ended:		Six-Months Ended:
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Net sales
Aerospace and Defense Group	$15,468	$12,565	$28,885	$24,648
Commercial Products Group	3,814	3,819	7,610	6,968
Distributed Products Group	6,447	5,309	12,640	10,450
Total sales	25,729	21,693	49,135	42,066

Income before income taxes:
Aerospace and Defense Group	1,884	922	3,114	1,909
Commercial Products Group	795	1,017	1,818	1,676
Distributed Products Group	706	465	1,298	770
Non-allocated expenses	(1,190)	(900)	(2,243)	(1,936)
Total income before income taxes	$2,195	$1,504	$3,987	$2,419

The following table presents the details of the non-allocated expenses:

	Three-Months Ended:		Six-Months Ended:
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Non-allocated expenses
Corporate expenses	$(1,108)	$(960)	$(2,147)	$(2,038)
Interest expense	(76)	(47)	(108)	(98)
Interest income	9	26	34	56
Miscellaneous other (expense) income	(15)	81	(22)	144
Total non-allocated expenses	$(1,190)	$(900)	$(2,243)	$(1,936)

The following table presents the identifiable assets for each of the Company’s segments:

	July 3, 2004	December 31, 2003
Identifiable assets:
Aerospace and Defense Group	$52,216	$33,236
Commercial Products Group	5,276	4,330
Distributed Products Group	11,951	12,366
Non-allocated assets	7,941	16,913
Total identifiable assets	$77,384	$66,845

The following table presents the non-allocated identifiable assets:

	July 3, 2004	December 31, 2003
Non-allocated assets:
Cash and cash equivalents	$3,432	$5,197
Short-term investments	—	6,983
Income taxes - current and deferred income taxes	2,203	2,203
Long-term deferred tax asset	1,264	1,264
Corporate property, plant and equipment	389	510
Corporate prepaid insurance	565	709
Miscellaneous other corporate assets	88	47
Total non-allocated assets	$7,941	$16,913

Note 5 – Other Information

	July 3, 2004	December 31, 2003
Allowance for doubtful accounts	$728	$653

Accumulated depreciation and amortization of property, plant and equipment	$17,054	$15,723

Note 6 – Income Taxes

The consolidated effective tax rate was 10% for the three-months and six months ended July 3, 2004 compared to 4.5% in the comparable periods of 2003.  During 2004, we recorded a tax expense of 6.0% for federal taxes and 4.0% for state taxes.  There was no federal tax expense in 2003.  The federal tax expense was either reduced or eliminated as a result of the valuation allowance recorded in 2002.  At December 31, 2003, we had a net operating loss carryforward of approximately $795, which expires in 2022.  We also had credit carryforwards of approximately $1,100, which expire at various times between 2018 and 2021.  In accordance with the SFAS No. 109, we recognized a valuation allowance during 2002 in the amount of $4,631 to offset a portion of the recorded deferred tax asset.   During the first six months of 2003, the valuation allowance was reduced by $847 as deferred tax assets were realized.  In the first six months of 2004, the valuation allowance was reduced by $1,395.  Available and prudent tax planning strategies support the deferred tax asset currently recorded on the books.

Note 7 – Warranty Accruals

The Company issues warranties for approximately 45% of its products.  The product warranty liability is generally based on volume, historical return percentages and the warranty period.  The following table summarizes product warranty activity for 2004:

Balance at December 31, 2003	Provision, changes and other	Payments	Balance at July 3, 2004
$683	55	(83)	$655

Note 8 – Litigation

Axsys has various lawsuits, claims, commitments and contingent liabilities arising from the ordinary conduct of its business; however, they are not expected to have a material adverse effect on the business or financial condition.  It is possible, however, that the results of operations for a particular fiscal period could be materially affected.

On May 30, 1997, an action was filed in the Court of Chancery in the State of Delaware against Axsys and three of the directors on behalf of a purported class of persons who purchased Axsys’ preferred stock.  The plaintiff has challenged our decision to redeem all of our outstanding shares of the preferred stock.  The plaintiff claimed that the defendants (1) breached fiduciary duties in setting the redemption price too low and unfairly sought to advantage holders of common stock and (2) breached contractual duties as set forth in the Certificate of Designation governing the preferred stock, as well as an implied covenant of good faith and fair dealing.  In March 1998, the Court dismissed the plaintiff’s claim of breach of fiduciary duties but declined to dismiss the plaintiff’s claims concerning the purported breach of contract and implied covenant of good faith and fair dealing.  In January of 2001, the plaintiff filed an amended complaint asserting the same causes of action raised in the original complaint.  We filed an answer, in January of 2001, denying the material substantive allegations of the amended complaint and asserting, as affirmative defenses, the failure to state a claim and the defense that plaintiff is not an adequate class representative.  In 2003 we reached an agreement with the plaintiff in principle to settle the action for $201, which was paid during the second quarter of 2004.

Note 9 – Environmental Contingencies

We are currently involved in several environmental remediation projects. We accrue for environmental contingencies on an undiscounted basis when (1) responsibility for clean up is determined and (2) costs are probable and reasonably estimatable.

Pursuant to a remedial plan approved by the Ohio Environmental Protection Agency (“Ohio EPA”) in 1993, Axsys investigated soils and groundwater at a site formerly owned by a division of Axsys, and has conducted certain remedial work at this site including soil removal.  Axsys has incurred costs of $100 in the first six months of 2004 and approximately $882 to date.   We received the approval of the Ohio EPA for an alternate closure plan related to this site.  Thus far, the remediation system is installed and we anticipate beginning clean up during 2004.  Actual expenditures will continue to be incurred over a period of several years.  As of July 3, 2004, we have accrued $181 for expenses related to this site.

During 1999, Axsys sold the land and building of a previously discontinued Sensor Systems division in St. Petersburg, Florida.  We conducted investigations of soil and groundwater at the former facility and received approval of the remedial action plan from the Florida Department of Environmental Protection.  During the second quarter of 2003, we installed the remediation systems and have begun the clean up of the site.   In the first six months of 2004, we spent $20 on the clean up of this facility and have incurred approximately $649 to date.  As of July 3, 2004, we have accrued $415 for expenses related to this site.

In December 2001, we received a letter from the United States Environmental Protection Agency (“EPA”) notifying us that we are considered a potentially responsible party for a site located in Prospect, Connecticut, and demanding that we reimburse EPA for its costs incurred in connection with a time-critical removal action taken by EPA at the site in 2001.  EPA recently notified us that the total amount of such costs is approximately $650, including indirect costs and interest.  We believe that we are not responsible for these costs or the contamination at the site, and that the contamination occurred after 1978, when our former subsidiary sold the facility formerly located the site.  At a meeting with EPA in April 2004, we indicated to the EPA our willingness to discuss a modest payment in order to resolve this claim and to avoid potential litigation costs.  At this time, no settlement figure has been discussed.  In the first six months of 2004, we spent $51 in legal fees and we have incurred approximately $257 to date.  Based on our current information, we have accrued our best estimate of total costs associated with this site.

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

The following table summarizes the components of net periodic pension cost for the defined benefit plans:

	Three-Months Ended:		Six-Months Ended:
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Interest cost on projected benefit obligation	$24	$23	$48	$46
Expected return on plan assets	(12)	(11)	(23)	(22)
Recognized net actuarial loss	14	13	28	26
Total pension expense	$26	$25	$53	$50

Note 11 – Acquisitions

On April 8, 2004 (the “Closing Date”), Axsys acquired all of the stock of Telic Optics, Inc. (“Telic”), a privately owned manufacturer of infrared optics and optical assemblies.  It is currently doing business as Axsys IR Systems and the financial results of the division are recorded in our Aerospace and Defense Group.

The acquisition of Telic provides Axsys with the following key strategic benefits:

•                  Telic’s broad infrared optics capabilities increase our product offerings and complement our strong position in metal mirrors.

•                  Telic’s products are typically used in ground- and sea-based programs.  This complements our historical focus on air- and space-based programs and expands our overall market and program penetration.

•                  The combination of Axsys’ and Telic’s opto-mechanical integration capabilities is expected to enable us to increase our competitive advantage and technical offering to prime contractors who are seeking to outsource optics-based subassemblies.

The initial purchase price of this acquisition was $14,000 with an additional earn out of up to $4,000 over the 36 months following the closing date based on certain revenue goals.   If revenue goals are achieved, the earn out will increase the amount of Excess of Cost Over Net Assets Acquired and the total purchase price could reach $18,000.  In addition, $438 of legal, audit and other acquisition related expenses were paid in the second quarter.  Axsys funded the initial cash portion of the purchase price and associated transaction costs in the second quarter through a combination of existing cash balances and outside bank financing.  The remaining portion of the initial purchase price will be released in the third quarter.

The acquisition has been accounted for by the purchase method of accounting, and accordingly, the consolidated statements of income include the results of IR Systems during the second quarter of 2004.   The assets acquired and the liabilities assumed were recorded at estimated fair values as determined by Axsys management and a valuation firm based on information currently available and on current assumptions as to future operations.

Fair value:
Assets acquired	$3,084
Liabilities assumed	(275)
Customer relationship intangible asset	2,200
Excess of cost over net assets acquired	9,413

Purchase price	14,422
Less: cash acquired	(695)
Less: current payable to shareholders of Telic	(484)
Less: current payable for transaction costs	(138)
Net cash paid during the second quarter of 2004	$13,105

Unaudited pro forma results of operations for the year ended December 31,2003, as if Axsys and IR Systems had been combined as of the beginning of that period, are presented below.  Consolidated results for the year ended December 31, 2003, as reported, include the results of IR Systems for the entire period.  On a quarterly basis, accounting records of Telic, for all periods prior to the acquisition, were not compiled in accordance with Generally Accepted Accounting Principles.  However, in conjunction with the acquisition, a full year audit was completed for the year ended December 31, 2003 and therefore only annual pro forma information is shown below.   The pro forma results include estimates and assumptions, which our management believes are reasonable. However, the pro forma results do not include any cost savings or other effects of the planned integration of IR Systems, and are not necessarily indicative of the results which would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future.

	Twelve Months Ended December 31, 2003
	As Originally Filed	Pro Forma
Net sales	$85,109	$94,998
Net income	4,998	7,997

Earnings per common share:
Basic	$0.72	$1.14
Diluted	$0.71	$1.13

Weighted average common shares outstanding:
Basic	6,986,094	6,986,094
Diluted	7,074,372	7,074,372

Note 12 – Long-Term Debt

On April 8, 2004, in connection with the acquisition of Telic, Axsys entered into an unsecured Credit Facility (“Credit Facility”) with Fleet National Bank (“Bank”).  The Credit Facility is comprised of a $5,000 two-year Revolving Credit Facility (“Revolving Credit Facility”) and a $5,000 five-year Term Loan facility (“Term Loan”).   Repayments of amounts under the Credit Facility are guaranteed by all of our subsidiaries.

The Credit Facility requires that we maintain certain minimum financial covenants, restricts our ability to incur secured indebtedness, and contains various customary provisions, including affirmative covenants, representations and warranties and events of default.  As of July 3, 2004, we were in compliance with the covenants and other terms thereof.

Revolving Credit Facility

The $5,000 Revolving Credit Facility is scheduled to be available until April 8, 2006, subject to optional prepayment in accordance with its terms. Up to $1,000 of the Revolving Credit Facility may be utilized to issue letters of credit.  Axsys may elect to have any borrowing under the Revolving Credit Facility bear interest either at the Prime rate or the 1-month LIBOR rate plus a margin of 100 to 150 basis points, depending on our Consolidated Funded Debt-to-Consolidated EBITDA ratio.  At July 3, 2004, there were no borrowings outstanding under the $5,000 revolving credit facility.  In addition, our existing letters of credit pre-date the Revolving Credit Facility and therefore are not utilizing its capacity.

Subject to the terms of the Revolving Credit Facility, we can borrow up to a maximum of $5,000. We are required to pay certain fees, including an unused commitment fee ranging from 20 to 40 basis points per annum on the average daily unused portion of the Revolving Credit Facility.  The unused commitment fee is payable quarterly, in arrears, depending on our Consolidated Funded Debt-to-Consolidated EBITDA ratio.

Term Loan

The Term Loan is scheduled to mature on April 8, 2009, subject to optional prepayment in accordance with its terms, with annual payments of  $1,000.  The Term Loan bears interest at a rate per annum equal to the 1-month LIBOR rate plus a margin of 100 to 150 basis points, depending on our Consolidated Funded Debt-to-Consolidated EBITDA ratio.  The interest rate was 2.1% as of July 3, 2004.  We paid a $40 commitment fee for the Term Loan.  As of July 3, 2004, the balance of the Term Loan was $4,833.

Interest Rate Swap

On April 8, 2004, Axsys entered into an Interest Rate Swap agreement with the Bank in order to hedge against interest rate fluctuations on the Term Loan.  The Interest Rate Swap has been designated as a cash flow hedge.  Under the terms of the Interest Rate Swap, we received payments based on the 1-month LIBOR rate and remitted payments based upon a fixed rate of 3.2%. The notional amount of the Interest Rate Swap at inception was $5,000 and it expires on April 8, 2009.   The notional amount decreases as principle payments are made on the term loan.

Note 13 – Intangible Assets

As part of the acquisition of IR Systems, Axsys recorded an intangible asset of $2,200 representing the value of customer relationships.  Amortization of this intangible asset is provided using the straight-line method of amortization over 22 years.  Amortization expense for the three months and six months ended July 3, 2004 was $24, which was included in selling, general and administrative expenses.

Note 14 – Write off of Restructuring Accruals

During the second quarter of 2004, Axsys wrote-off a $50 reserve associated with product lines that were either discontinued or sold during 2002.

Note 15 – Shareholders’ Equity

Stock Repurchase

In May 2004, the Axsys’ Board of Directors authorized the repurchase, from time to time, on the open market or otherwise, of up to 200,000 shares of the Company’s common stock at prevailing market prices or at negotiated prices.   We plan to use the repurchased shares for general corporate purposes, including the satisfaction of commitments under our employee benefit plans and the exercise of stock option grants.  As of July 3, 2004, we had not repurchased any shares under this plan.

Stock Split

The Board of Directors announced on June 1, 2004, the declaration of a 3:2 stock split effected as a stock dividend payable on June 30, 2004 to stockholders of record on June 15, 2004.  Stockholders received a dividend of one additional share of Axsys Technologies, Inc. $0.01 par value common stock for every two shares owned on the record date. Fractional shares were cashed out and payments were made to shareholders in lieu of fractional shares on June 30, 2004.

In conjunction with the stock split, we issued an additional 2,395,578 shares resulting in a total of 7,186,734 issued shares of Axsys Technologies, Inc. $0.01 par value stock on June 30, 2004.  We have reclassified an amount equal to the par value of the number of shares issued to common stock from retained earnings.

The basic and diluted weighted average number of shares and net income per share information for all reporting periods have been restated to reflect the effects of the stock dividend.

Stock in lieu of Cash

During the second quarter of 2004, we received 11,902 shares of Axsys Technologies, Inc. $0.01 par value common stock as payment in lieu of cash for the exercise of incentive stock options.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

Acquisition

On April 8, 2004 (the “Closing Date”), Axsys acquired all of the stock of Telic Optics, Inc. (“Telic”), a privately owned manufacturer of infrared optics and optical assemblies.  It is currently doing business as Axsys IR Systems.

Headquartered in North Billerica, Massachusetts and founded in 1986, IR Systems employs 32 people and sells its products to manufacturers of thermal imaging cameras, defense prime contractors and research laboratories who design systems used in long-range reconnaissance, surveillance and targeting applications for the defense and homeland security markets.

The acquisition of Telic provides Axsys with the following key strategic benefits:

•                  Telic’s broad infrared optics capabilities increase our product offerings and complement our strong position in metal mirrors.

•                  Telic’s products are typically used in ground- and sea-based programs.  This complements our historical focus on air- and space-based programs and expands our overall market and program penetration.

•                  The combination of Axsys’ and Telic’s opto-mechanical integration capabilities is expected to enable us to increase our competitive advantage and technical offering to prime contractors who are seeking to outsource optics-based subassemblies.

The purchase price of this acquisition was $14.0 million with an additional earn out of up to $4.0 million over the 36 months following the closing date based on certain revenue goals.   If revenue goals are achieved, the earn out will increase the amount of Excess of Cost Over Net Assets Acquired and the total purchase price could reach $18.0 million.  In addition, $438 thousand of legal, audit and other acquisition related expenses were paid in the second quarter.  During the second quarter of 2004, Axsys paid $13.1 million of the purchase price and associated transaction costs through a combination of existing cash balances and outside bank financing.  The remaining portion of the purchase price and associated transaction costs will be released in the third quarter.

In connection with the transaction, Axsys has arranged an unsecured credit facility with Fleet National Bank, which provides for a $5.0 million two-year revolving facility and a $5.0 million five-year term loan facility.  The entire term loan facility was used to fund a portion of the acquisition.  As of July 3, 2004 the balance is $4.8 million.

Stock Split

The Board of Directors announced on June 1, 2004, the declaration of a 3:2 stock split effected as a stock dividend payable on June 30, 2004 to stockholders of record on June 15, 2004.  Stockholders received a dividend of one additional share of Axsys Technologies, Inc. $0.01 par value common stock for every two shares owned on the record date. Fractional shares were cashed out and payments were made to shareholders in lieu of fractional shares on June 30, 2004.  The basic and diluted weighted average number of shares and net income per share information for all reporting periods have been restated to reflect the effects of the stock dividend.

Financial Results

Overall sales from continuing operations for the second quarter and first six-months of 2004 increased compared to the prior year by 18.6% and 16.8%, respectively.  In both periods, sales increased for all segments of the business with an increase in excess of 20% in sales for the Distributed Products segment.

Improvements in gross margin, for the quarter and six-months ended July 3, 2004 compared to the same periods in 2003, are primarily the result of production efficiencies, increased volume, product mix and the addition of IR Systems, which generally carries a higher margin.  Selling general and administrative expenses for the quarter and six-months ended July 3, 2004 were higher than the previous year primarily due to increased headcount and incentives as a result of higher production.  Research, development and engineering expenses for the quarter and six-months ended July 3, 2004 were higher than in the comparable periods last year primarily as a result of increased time spent on research and development projects within the Commercial Products Group.

The income tax provision for the second quarter of 2004 reflects a combined Federal and State effective tax rate of 10.0%, which represents 6.0% for Federal taxes and 4.0% for State taxes. The federal tax provision for the quarter reflects a reduced tax rate due to the utilization of $0.6 million of the previously established federal tax valuation allowance.

Results of Operations: (in thousands and as a percentage of sales)

The following tables set forth certain financial data for the three-months and six-months ended July 3, 2004 and June 28, 2003.

	Three-Months Ended:
	July 3, 2004		June 28, 2003
Sales	$25,729	100.0%	$21,693	100.0%
Cost of sales	17,908	69.6	15,707	72.4
Gross margin	7,821	30.4	5,986	27.6
Selling, general and administrative expenses	4,794	18.6	3,959	18.2
Research, development and engineering expenses	726	2.8	583	2.7
Amortization of intangible assets	24	0.1	—	—
Operating income	2,277	8.8	1,444	6.7
Interest expense, net	(67)	0.3	(21)	(0.1)
Other (expense) income, net	(15)	—	81	0.3
Income before income taxes	2,195	8.5	1,504	6.9
Provision for income taxes	220	0.8	68	0.3
Net income	$1,975	7.7%	$1,436	6.6%

	Six-Months Ended:
	July 3, 2004		June 28, 2003
Sales	$49,135	100.0%	$42,066	100.0%
Cost of sales	34,533	70.3	30,633	72.8
Gross margin	14,602	29.7	11,433	27.2
Selling, general and administrative expenses	9,192	18.7	8,062	19.2
Research, development and engineering expenses	1,303	2.7	1,054	2.5
Amortization of intangible assets	24	—	—	—
Operating income	4,083	8.3	2,317	5.5
Interest expense, net	(74)	0.2	(42)	(0.1)
Other (expense) income, net	(22)	—	144	0.3
Income before income taxes	3,987	8.1	2,419	5.7
Provision for income taxes	399	0.8	109	0.2
Net income	$3,588	7.3%	$2,310	5.5%

Aerospace and Defense Group (in thousands and as a percentage of sales)

	Three-Months Ended				Six-Months Ended
	July 3, 2004		June 28, 2003		July 3, 2004		June 28,2003

Sales	$15,468	100.0%	$12,565	100.0%	$28,885	100.0%	$24,648	100.0%
Cost of sales	11,385	73.6	9,879	78.6	21,642	74.9	19,245	78.1
Gross margin	$4,083	26.4%	$2,686	21.4%	$7,243	25.1%	$5,403	21.9%

Sales in the Aerospace and Defense Group increased 23.1% for the three-months and 17.2% for the six-months ended July 3, 2004 compared to the same periods in 2003.  The increase in revenues is primarily due to the acquisition of IR Systems, which reported $1.7 million in sales, along with increased sales of our scanners, primarily for ground based defense applications, and components used in various missile defense systems.

Gross margin as a percent of sales increased during the second quarter of 2004 and the first six-months compared to the prior year.  This was primarily due to the acquisition of IR Systems, which generally has higher margins and increased volume and favorable sales mix within our motion control applications.

Commercial Products Group (in thousands and as a percentage of sales)

	Three-Months Ended				Six-Months Ended
	July 3, 2004		June 28, 2003		July 3, 2004		June 28, 2003

Sales	$3,814	100.0%	$3,819	100.0%	$7,610	100.0%	$6,968	100.0%
Cost of sales	2,052	53.8	2,118	55.5	4,121	54.2	4,065	58.3
Gross margin	$1,762	46.2%	$1,701	44.5%	$3,489	45.8%	$2,903	41.7%

Sales in the Commercial Products Group remained flat for the three-months ended July 3, 2004 and increased 9.2% for the six-months ended July 3, 2004 as compared to the same periods in the prior year.  The year to date increase is primarily the result of sales of our air bearing scanners to the health imaging market.

Gross margin as a percent of sales increased during the second quarter and first six-months of 2004 compared to the same periods of 2003 primarily as a result of production efficiencies, higher sales volume and favorable product mix.

Distributed Products Group (in thousands and as a percentage of sales)

	Three-Months Ended				Six-Months Ended
	July 3, 2004		June 28, 2003		July 3, 2004		June 28, 2003

Sales	$6,447	100.0%	$5,309	100.0%	$12,640	100.0%	$10,450	100.0%
Cost of sales	4,471	69.4	3,710	69.9	8,770	69.4	7,323	70.1
Gross margin	$1,976	30.6%	$1,599	30.1%	$3,870	30.6%	$3,127	29.9%

Sales in the Distributed Products segment increased 21.4% for the three-months and 21.0% for the six-months ended July 3, 2004 as compared to the prior year as a result of increased revenues primarily in the industrial automation and consumer goods markets as well as a general increase in new customer activity across multiple markets.  Gross margin as a percent of sales increased slightly in the three-months and first six-months of 2004 as compared with the prior year as a result of the increase in revenues.

Operating Expenses (in thousands and as a percentage of sales)

	Three-Months Ended				Six-Months Ended
	July 3, 2004		June 28, 2003		July 3, 2004		June 28, 2003

Selling, general and administrative	$4,794	18.6%	$3,959	18.2%	$9,192	18.7%	$8,062	19.2%
Research, development and engineering	726	2.8	583	2.7	1,303	2.7	1,054	2.5

Selling, General and Administrative Expenses. Selling, general and administrative expenses in the three months and six-months ending July 3, 2004 were higher compared to the prior year due to the acquisition of IR Systems, increased headcount and higher incentives as a result of increased production.

Research, Development and Engineering Expenses.  Research, development and engineering expenses increased in the second quarter and first six-months of 2004 compared to the prior year primarily due to increased efforts on a variety of commercial optical projects.

Other Income and Expenses

Interest expense.  Interest expense was $76 thousand in the second quarter of 2004 and $108 thousand in the first six-months of 2004, compared to interest expense of $47 thousand and $98 thousand in the comparable periods of 2003.  The higher interest expense is due to interest on a $5.0 million loan offset by lower interest on capital leases compared to the prior year.

Interest income.  Interest income was $9 thousand in the second quarter and $34 thousand in the first six-months of 2004, compared to interest income of $26 thousand and $56 thousand in the comparable period of 2003.  Interest income is primarily composed of income from cash and cash equivalents and short-term investments.  In the first six-months of 2003, we received $9 thousand in interest income from a note receivable from the 1998 sale of Sensor Systems, which was paid in full during the fourth quarter of 2003.

Other income and expense, net.  Net other expense was $15 thousand in the second quarter and $22 thousand in the first six-months of 2004.  This is primarily composed of foreign exchange losses partially offset by a return of a legal escrow.  Other income, primarily from the fully reserved note from the 1998 sale of Sensor Systems which was paid in full during 2003, was $81 thousand the second quarter and $144 thousand in the first six-months of 2003.

Taxes.  The consolidated effective tax rate was 10% for the three-months and six months ended July 3, 2004 compared to 4.5% in the comparable periods of 2003.  During 2004, we recorded a tax expense of 6.0% for federal taxes and 4.0% for state taxes.  There was no federal tax expense in 2003.  The federal tax expense was either reduced or eliminated as a result of the valuation allowance recorded in 2002.  In accordance with the Statement of Financial Accounting Standards No. 109, in 2002, we established a $4.6 million valuation allowance against our deferred tax asset.  The tax expense recorded as a result of the valuation allowance was partially offset by a tax benefit resulting in a permanent book and tax basis difference on the sale of Teletrac, Inc.   As we continue to record income in the future, we will reduce the valuation allowance.  At July 3, 2004, we continued to recognize a portion of our deferred tax asset as we have a prudent and feasible tax planning strategy, which we would implement before allowing any of our deferred tax benefits to expire.

Liquidity and Capital Resources

As of July 3, 2004, cash and cash equivalents totaled $3.4 million.  Over the past several years, we have maintained a high level of liquidity as evidenced by our current ratio, which was 2.4 as of July 3, 2004, and 2.9 as of December 31, 2003.  This strategy was necessary as we restructured Axsys and discontinued unprofitable businesses. With this process complete, we began to seek growth opportunities.  To that end, we completed the acquisition of IR Systems on April 8, 2004.  Axsys funded the initial cash portion of the purchase price and associated transaction costs through a combination of existing cash balances and outside financing. In connection with the transaction, Axsys has arranged a $10.0 million credit facility with Fleet National Bank, which includes a $5.0 million acquisition-related, five-year term loan and a $5.0 million, two-year revolving line of credit that may be used for working capital and general corporate purposes.

Net cash provided by operating activities for the six months ended July 3, 2004 was $1.5 million compared to $1.7 million for the six months ended June 28, 2003.  Axsys’ net income for the first six months of 2004 was $3.6 million, which included $1.4 million of depreciation and amortization and $17 thousand of capital asset disposals.  Net income and non-cash expenses were partially offset by cash outflows of $296 thousand related to discontinued operations, a $260 thousand decrease in long-term legal and environmental reserves and $2.8 million in working capital changes as described below.

Working capital increased by $2.8 million during the first six months of 2004.  Accounts receivable increased $2.2 million primarily due to increased revenues and increased progress billings within the quarter.  Inventory also increased $2.8 million.  The increase in inventory as a result of long-lead time production orders was largely offset by related increases of $1.2 million in deferred income and $1.1 million in accounts payable.   Other current assets decreased $124 thousand primarily due to a reduction in prepaid insurance.  Accrued expenses and other liabilities decreased by $325 thousand largely due to 2003 tax payments.

Cash used in investing activities was $8.0 million for the six months ended July 3, 2004 compared to $1.9 million for the six months ended June 28, 2003.  The purchase price plus transaction costs paid less cash acquired in the acquisition of IR Systems totaled $13.1 million.  We liquidated our $7.0 million short-term investment portfolio for use in the acquisition.  In addition, capital expenditures were $1.9 million in the six-month period ended July 3, 2004 primarily for the construction of a building addition related to the James Webb Space Telescope order and the purchase of a large machining center.

Net cash provided in financing activities was $4.7 million for the six months ended July 3, 2004 and net cash used in financing activities of $580 thousand for the six months ended June 28, 2003.  This includes receipt of the $5.0 million term loan for the acquisition of IR Systems less $167 thousand of term loan repayments.  In addition, we received  $157 thousand in proceeds from the exercise of options and made $282 thousand of capital lease payments.

With our existing cash balance, anticipated cash flows from operations and a $5.0 million line of credit, management believes that the Company has sufficient liquidity to finance its operations, capital expenditures, and working capital requirements for the foreseeable future.  To date, we have not drawn on the revolving line of credit.

Backlog

A substantial portion of Axsys’ business is of a build-to-order nature requiring various engineering, manufacturing, testing and other processes to be performed prior to shipment.  As a result, Axsys generally has a significant backlog of orders to be shipped.  Axsys ended the first six months of 2004 with a backlog of $81.7 million, compared to a backlog of $61.5 million at June 28, 2003, an increase of  $20.2 million or 32.8%.  The backlog for 2004 includes $7.4 million from IR Systems, a newly acquired subsidiary.  We believe that a substantial portion of our backlog of orders at July 3, 2004 will be shipped over the next twelve months.   However, approximately 8% of our current backlog will be shipped in the latter part of 2005 and beyond.  The majority of our longer-term backlog consists of firm contracts with prime contractors of the United States Government for our beryllium-machined products.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to the risk of fluctuating interest rates in the ordinary course of business for borrowings under our Credit Facility.  The Credit Facility is comprised of a $5,000 two-year Revolving Credit Facility (“Revolving Credit Facility”) and a $5,000 five-year Term Loan facility (“Term Loan”).  The Term Loan bears interest at a rate per annum equal to the 1-month LIBOR rate plus a margin of 100 to 150 basis points, depending on our Consolidated Funded Debt-to-Consolidated EBITDA ratio.  In order to mitigate the interest rate risk on this loan, we have entered into an interest rate swap agreement with the same terms as the Term Loan.  Under the terms of the Interest Rate Swap, we receive payments based on the 1-month LIBOR rate and remit payments based upon a fixed rate of 3.2%.  As of July 3, 2004, the balance of the Term Loan was $4.8 million.  At Axsys’ election, the Revolving Credit Facility bears interest at either the Prime rate or the 1-month LIBOR rate plus a margin of 100 to 150 basis points, depending on our Consolidated Funded Debt-to-Consolidated EBITDA ratio.  As of July 3, 2004, we had no variable rate debt outstanding under the Revolving Credit Facility.

Item 4. CONTROL AND PROCEDURES

As of July 3, 2004, an evaluation was performed under the supervision and with the participation of the our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of July 3, 2004.  There have been no significant changes in our internal control over financial reporting or in other factors that could significantly affect internal control over financial reporting subsequent to July 3, 2004, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Reference is made to Note 8 to our condensed consolidated financial statements included elsewhere in this report for the information required by this Item.

Item 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)          On May 11, 2004, Axsys’ Board of Directors authorized the repurchase, from time to time, on the open market or otherwise, of up to 200,000 shares of the Company’s common stock at prevailing market prices or at negotiated prices.  We plan to use the repurchased shares for general corporate purposes, including the satisfaction of commitments under our employee benefit plans and the exercise of stock option grants.  As of July 3, 2004, we had not repurchased any shares under this repurchase program.

(b)         The table below sets forth information regarding repurchases by Axsys Technologies, Inc. of its shares of common stock during the periods indicated:

	Total Number of Shares Purchased	Average Price Paid per Share
April 4 – May 1, 2004	—	—
May 2 – May 29, 2004	—	—
May 30 – July 3, 2004	7,934	$23.33

All repurchases in the table represent shares repurchased from stock option recipients in lieu of cash payments for the exercise price of employee stock options.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of the Company was held on May 11, 2004.  The following matters were submitted to a vote of security holders.  The results of the voting were as follows:

Election of Directors

The stockholders re-elected all five directors of the Company.

	Votes For	Votes Withheld
Stephen W. Bershad	4,294,312	52,465
Anthony J. Fiorelli, Jr.	4,290,685	56,092
Eliot M. Fried	4,290,685	56,092
Richard F. Hamm, Jr.	4,297,910	48,867
Robert G. Stevens	4,290,907	55,870

Ratification of the appointment of Ernst & Young LLP as the Company’s independent accountants for the fiscal year 2004

The stockholders ratified the appointment of Ernst & Young LLP

	Shares for:	Percentage
For:	4,324,843	99.50%
Against:	15,875.36%
Abstain:	6,059.14%

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits

10.1	Severance Agreement for Kenneth F. Stern

10.2	Employment Agreement for Scott B. Conner

31.1	Certification pursuant to Rule 13a-14(a) – Chief Executive Officer

31.2	Certification pursuant to Rule 13a – 14(a) – Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350 – Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. Section 1350 – Chief Financial Officer

(b)         Reports on 8-K

•	Report on Form 8-K filed on April 8, 2004 announcing the acquisition of Telic Optics, Inc.
•	Report on Form 8-K filed on April 23, 2004 regarding the Agreement and Plan of Merger for Telic Optics, Inc.
•	Report on Form 8-K filed on May 4, 2004 regarding the financial results for the first quarter ended April 3, 2004
•	Report on Form 8-K filed on May 17, 2004 regarding the audited financial results of Telic Optics, Inc.
•	Report on Form 8-K filed on June 1, 2004 announcing a 3:2 stock split and an increase in earnings guidance.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date: August 12, 2004	AXSYS TECHNOLOGIES, INC.

	By:	/s/Stephen W. Bershad
Stephen W. Bershad
Chairman of the Board and Chief Executive Officer

/s/ David A. Almeida
David A. Almeida
Vice President-Finance and Chief Financial Officer (Principal Financial Officer)

EXHIBITS INDEX

Exhibit Number	Description

10.1	Severance Agreement for Kenneth F. Stern

10.2	Employment Agreement for Scott B. Conner

31.1	Certification pursuant to Rule 13a-14(a) – Chief Executive Officer

31.2	Certification pursuant to Rule 13a – 14(a) – Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350 – Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. Section 1350 – Chief Financial Officer