Form 10-Q
period 2004-10-02
AXSYS TECHNOLOGIES INC
filed 2004-11-12
CIK 206030

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2004

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

Yes ☐  No ☒

7,053,680 shares of Common Stock, $.01 par value, were outstanding as of November 2, 2004.

AXSYS TECHNOLOGIES, INC.

PART I – FINANCIAL INFORMATION

AXSYS TECHNOLOGIES, INC.

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	October 2, 2004	December 31, 2003
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,259	$5,197
Short term investments	—	6,983
Accounts receivable – net	15,506	10,197
Inventories – net	30,137	24,786
Income taxes – deferred and current	2,203	2,203
Other current assets	1,002	1,223
TOTAL CURRENT ASSETS	53,107	50,589
PROPERTY, PLANT AND EQUIPMENT — net	12,758	11,315
INTANGIBLE ASSET – net	2,151	—
EXCESS OF COST OVER NET ASSETS ACQUIRED	13,013	3,600
OTHER ASSETS	1,371	1,341
TOTAL ASSETS	$82,400	$66,845

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$6,463	$4,240
Accrued expenses and other liabilities	8,093	7,955
Deferred income	7,907	4,546
Current portion of long-term capital lease obligations	372	423
Current portion of long-term debt	1,000	—
TOTAL CURRENT LIABILITIES	23,835	17,164
CAPITAL LEASES, less current portion	243	568
LONG-TERM DEBT, less current portion	3,583	—
OTHER LONG-TERM LIABILITIES	4,820	5,215

SHAREHOLDERS’ EQUITY:
Common stock, authorized 45,000,000 shares, issued 7,186,734 shares at October 2, 2004 and December 31, 2003	72	72
Capital in excess of par	39,591	39,375
Accumulated other comprehensive loss	(37)	(39)
Retained Earnings	11,240	5,725
Treasury stock, at cost, 139,550 shares at October 2, 2004 and 199,030 at December 31, 2003	(947)	(1,235)
TOTAL SHAREHOLDERS’ EQUITY	49,919	43,898

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$82,400	$66,845

See accompanying notes to consolidated financial statements.

AXSYS TECHNOLOGIES, INC.

Consolidated Statements of Operations

(Amounts in thousands, except per share data - Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003

Net sales	$26,356	$21,203	$75,491	$63,269
Cost of sales	18,407	15,489	52,940	46,122
Gross margin	7,949	5,714	22,551	17,147

Selling, general and administrative expenses	5,055	3,906	14,321	11,968
Research, development and engineering expenses	681	574	1,984	1,628
Reversal of restructuring accrual	—	—	(50)	—
Operating income	2,213	1,234	6,296	3,551
Interest expense	(75)	(39)	(183)	(137)
Interest income	9	21	43	77
Other (expense) income, net	(7)	67	(29)	211
Income before income taxes	2,140	1,283	6,127	3,702
Provision for income taxes	213	58	612	167
Net income	$1,927	$1,225	$5,515	$3,535

BASIC INCOME PER SHARE (1):
Total	$0.27	$0.18	$0.79	$0.51
Weighted average basic common shares outstanding	7,040	6,987	7,009	6,985

DILUTED INCOME PER SHARE (1):
Total	$0.27	$0.17	$0.77	$0.50
Weighted average dilutive common shares outstanding	7,191	7,103	7,182	7,047

(1)          Earnings per share and shares outstanding for the three months and nine months ended September 27, 2003 have been restated to reflect the 3:2 stock split on June 30, 2004.

See accompanying notes to consolidated financial statements.

AXSYS TECHNOLOGIES, INC.

Consolidated Statements of Cash Flow

(Unaudited, dollars in thousands)

	Nine Months Ended
	October 2, 2004	September 27, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,515	$3,535
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	2,189	2,225
Loss on disposal of capital assets	16	51
Write-off of restructuring accrual	(50)	—
Stock option compensation expense	242
Changes in operating assets and liabilities:
Accounts receivable	(4,255)	(2,747)
Inventories	(4,512)	(1,980)
Other current assets	241	1,949
Accounts payable	2,116	1,161
Accrued expenses and other liabilities	21	(908)
Deferred income	3,361	1,324
Long-term liabilities	(395)	(468)
Other – net	(58)	47
NET CASH PROVIDED BY OPERATING ACTIVITIES	4,431	4,189

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net	(3,123)	(2,604)
Purchase of IR Systems, net of cash acquired	(13,728)	—
Sale of short-term investments	6,983	—
NET CASH USED IN INVESTING ACTIVITIES	(9,868)	(2,604)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long term debt, net	4,583	—
Repayments of capital lease obligations	(376)	(838)
Proceeds from exercise of stock options	292	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	4,499	(838)

NET (DECREASE) INCREASE IN CASH	(938)	747

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,197	9,920
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,259	$10,667

Supplemental cash flow information
Cash paid for (received from):
Interest paid, net	$68	$9
Income tax payments (refunds), net	1,140	(1,167)

See accompanying notes to consolidated financial statements.

AXSYS TECHNOLOGIES, INC.

Consolidated Statements of Shareholders’ Equity

For the Nine Months Ended October 2, 2004 and September 27, 2003

(Unaudited, dollars in thousands)

			Capital in Excess of Par	Accumulated Other Comprehensive (Loss) Income	Retained Earnings			Total	Comprehensive Income
	Common Stock					Treasury Stock
	Shares	Amount				Shares	Amount

Balance at December 31, 2002	7,186,734	$72	$39,587	$—	$727	(208,482)	$(1,293)	$39,093
Net income	—	—	—	—	3,535	—	—	3,535	$3,535
Total comprehensive income									$3,535
401(k) plan contribution	—	—	(2)	—	—	7,098	44	42
Exercise of stock options			(1)			600	4	3

Balance at September 27, 2003	7,186,734	$72	$39,584	$—	$4,262	(200,784)	$(1,245)	$42,673

Balance at December 31, 2003	7,186,734	$72	$39,375	$(39)	$5,725	(199,030)	$(1,235)	$43,898
Net income	—	—	—	—	5,515	—	—	5,515	$5,702
Foreign exchange contract	—	—	—	6	—	—	—	6	6
Interest rate swap	—	—	—	(4)	—	—	—	(4)	(4)
Total comprehensive income									$5,704
Exercise of stock options	—	—	26	—	—	55,858	266	292
401(k) plan contribution	—	—	19	—	—	3,622	22	41
Preferred stock settlement			(71)					(71)
Stock option compensation expense			242					242

Balance at October 2, 2004	7,186,734	$72	$39,591	$(37)	$11,240	(139,550)	$(947)	$49,919

See accompanying notes to consolidated financial statements.

AXSYS TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share data - Unaudited)

Note 1 - Basis of Presentation

Axsys Technologies, Inc. (“Axsys” or “We”) prepared the Consolidated Financial Statements, as of and for the three months and nine months ended October 2, 2004 and September 27, 2003 without audit.  In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows for such periods have been made, and the interim accounting policies followed are in conformity with generally accepted accounting principles and are consistent with those applied for annual periods as described in Axsys’ Annual Report on Form 10-K for the year ended December 31, 2003, previously filed with the Securities and Exchange Commission (the “Annual Report”).

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted as permitted by the SEC.  It is suggested that these consolidated financial statements be read in conjunction with the financial statements included in Axsys’ Annual Report for the year ended December 31, 2003.  The results of operations for the three months and nine months ended October 2, 2004 and September 27, 2003 are not necessarily indicative of the operating results for the full years.

Basic earnings per share have been computed by dividing net income by the weighted average number of common shares outstanding.  The dilutive effect of stock options on the weighted average number of common shares was 150,596 shares for the quarter and 172,537 shares for the nine months ended October 2, 2004 compared to 114,285 shares for the quarter and 62,485 shares for the nine months ended September 27, 2003.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”. SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  In the third quarter of 2004, compensation expense of $242 was reported to reflect a modification in stock option grants.  The following table illustrates the effect on net income and income per share if the Company had applied the fair value recognition provisions of SFAS No. 123:

	Three Months Ended		Nine Months Ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Reported net income	$1,927	$1,225	$5,515	$3,535
Add: Stock based compensation expense included in reported net income, net of related tax effect	218	—	218	—
Deduct: Total stock based employee compensation expense, net of related tax effect	(401)	(184)	(767)	(552)
Pro forma net income	$1,744	$1,041	$4,966	$2,983

Pro forma basic income per share	$0.25	$0.15	$0.71	$0.43
Weighted average basic common shares outstanding	7,040	6,987	7,009	6,985

Pro forma diluted income per share	$0.24	$0.15	$0.69	$0.42
Weighted average diluted common shares outstanding	7,191	7,102	7,182	7,047

Note 2 – Inventories, net

Inventories, determined by lower of cost (first-in, first-out or average) or market, consist of:

	October 2, 2004	December 31, 2003
Raw materials	$3,782	$3,234
Work-in-process	18,962	14,049
Finished goods	7,393	7,503
	$30,137	$24,786

During the second quarter of 2004, we corrected a difference between our perpetual inventory records and the general ledger, resulting in a decrease of cost of sales of $263.

Note 3 – Derivative Financial Instruments

We use derivative instruments in the form of forward exchange contracts and interest rate swap agreements to manage certain foreign currency and interest rate exposures. Derivative instruments are viewed as risk management tools by Axsys and are not used for trading or speculative purposes. Derivatives used for hedging purposes must be designated and effective as a hedge of the identified risk exposure at the inception of the contract. Accordingly, changes in fair value of the derivative contract must be highly correlated with changes in the fair value of the underlying hedged item at inception of the hedge and over the life of the hedge contract.

All derivative instruments are recorded on the balance sheet at fair value. Derivatives used to hedge forecasted cash flows associated with foreign currency commitments and interest rate fluctuations are accounted for as cash flow hedges. Gains and losses on derivatives designated as cash flow hedges are reflected in other comprehensive income and recognized to earnings in a manner that matches the timing of the earnings impact of the hedged transactions. The ineffective portion of all hedges, if any, is recognized currently in earnings.  At October 2, 2004, we had four forward exchange contracts outstanding and one interest rate swap agreement related to a $5,000 variable rate loan.

The table below presents the fair value of these derivative instruments:

	Liability
	October 2, 2004	December 31, 2003
Forward exchange contracts	$(33)	$(39)
Interest rate swap agreement	(4)	—

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

The Commercial Products Group designs, manufactures and sells air bearing scanners, micro-positioning stages and laser-based distance measuring interferometers and autofocus.  These products are sold to OEMs enabling them to increase the accuracy and throughput of their systems.  Principal markets for these products include OEMs serving the graphic arts, semiconductor capital equipment and medical imaging markets.

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

The following tables present the operating results for each of the Company’s segments:

	Three Months Ended:		Nine Months Ended:
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Net sales
Aerospace and Defense Group	$16,636	$12,472	$45,521	$37,120
Commercial Products Group	3,259	3,320	10,869	10,288
Distributed Products Group	6,461	5,411	19,101	15,861
Total sales	26,356	21,203	75,491	63,269

Income before income taxes:
Aerospace and Defense Group	2,133	995	5,247	2,904
Commercial Products Group	694	681	2,512	2,357
Distributed Products Group	538	508	1,836	1,278
Non-allocated expenses	(1,225)	(901)	(3,468)	(2,837)
Total income before income taxes	$2,140	$1,283	$6,127	$3,702

The following table presents the details of the non-allocated expenses:

	Three Months Ended:		Nine Months Ended:
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Non-allocated expenses
Corporate expenses	$(1,152)	$(950)	$(3,299)	$(2,988)
Interest expense	(75)	(39)	(183)	(137)
Interest income	9	21	43	77
Other (expense) income	(7)	67	(29)	211
Total non-allocated expenses	$(1,225)	$(901)	$(3,468)	$(2,837)

The following table presents the identifiable assets for each of the Company’s segments:

	October 2, 2004	December 31, 2003
Identifiable assets:
Aerospace and Defense Group	$56,027	$33,236
Commercial Products Group	5,787	4,330
Distributed Products Group	12,155	12,366
Non-allocated assets	8,431	16,913
Total identifiable assets	$82,400	$66,845

The following table presents the non-allocated identifiable assets:

	October 2, 2004	December 31, 2003
Non-allocated assets:
Cash and cash equivalents	$4,259	$5,197
Short-term investments	—	6,983
Income taxes – current and deferred income taxes	2,203	2,203
Long-term deferred tax asset	1,264	1,264
Corporate property, plant and equipment	326	510
Corporate prepaid insurance	304	709
Miscellaneous other corporate assets	75	47
Total non-allocated assets	$8,431	$16,913

Note 5 – Income Taxes

The consolidated effective tax rate was 10% for the three months and nine months ended October 2, 2004 compared to 4.5% in the comparable periods of 2003.  During 2004, we recognized a tax expense of 6.0% for federal taxes and 4.0% for state taxes.  There was no federal tax expense in 2003.  The federal tax expense was either reduced or eliminated as a result of the valuation allowance recorded in 2002.  At December 31, 2003, we had a net operating loss carry forward of approximately $795, which expires in 2022.  We also had credit carry forwards of approximately $1,100, which expire at various times between 2018 and 2021.  In accordance with the SFAS No. 109, we recognized a valuation allowance during 2002 in the amount of $4,631 to offset a portion of the recorded deferred tax asset.   During the first nine months of 2003, the valuation allowance was reduced by $1,296 as deferred tax assets were realized.  In the first nine months of 2004, the valuation allowance was reduced by $1,777.  Available and prudent tax planning strategies support the deferred tax asset currently recorded on the books.

Note 6 – Warranty Accruals

The Company provides warranties for approximately 45% of its products.  The product warranty liability is generally based on volume, historical return percentages and the warranty period.  The following table summarizes product warranty activity for 2004:

Balance at December 31, 2003	Provision, changes and other	Payments	Balance at October 2, 2004
$683	156	(178)	$661

Note 7 – Litigation

Axsys has various lawsuits, claims, commitments and contingent liabilities arising from the ordinary conduct of its business; however, they are not expected to have a material adverse effect on the business or financial condition.  It is possible, however, that the results of operations for a particular fiscal period could be materially affected.

Note 8 – Environmental Contingencies

We are currently involved in several environmental remediation matters. We accrue for environmental contingencies on an undiscounted basis when (1) responsibility for clean up is determined and (2) costs are probable and can be reasonably estimated.

Pursuant to a remediation plan approved by the Ohio Environmental Protection Agency (“Ohio EPA”) in 1993, Axsys investigated soils and groundwater at a site formerly owned by a division of Axsys, and has conducted certain remedial work at this site including soil removal.  Axsys has incurred costs of $111 in the first nine months of 2004 and approximately $893 to date related to this site.   We received the approval of the Ohio EPA for an alternate closure plan related to this site and we began clean up during 2004.  Additional expenditures will continue to be incurred over a period of several years.  As of October 2, 2004, we have an accrual remaining of $170 for future costs related to this site.

During 1999, Axsys sold the land and building of a previously discontinued Sensor Systems division in St. Petersburg, Florida.  We conducted investigations of soil and groundwater at the former facility and received approval of the remedial action plan from the Florida Department of Environmental Protection.  During the second quarter of 2003, we installed the remediation systems and began the clean up of the site.   In the first nine months of 2004, we spent $37 on the clean up of this facility and have incurred approximately $666 to date.  As of October 2, 2004, we have an accrual of $399 for future costs related to this site.

In December 2001, we received a letter from the United States Environmental Protection Agency (“EPA”) notifying us that we are considered a potentially responsible party for a site located in Prospect, Connecticut, where our former subsidiary operated a screw machine shop from 1961 to 1978, and demanding that we reimburse the EPA for its costs incurred in connection with a time-critical removal action taken by the EPA at the site in 2001.  The former subsidiary was merged with Axsys in 1979.  In April of 2004, the EPA notified us that the total amount of such costs is approximately $650, including indirect costs and interest.    At a meeting with the EPA in April of 2004, we advised the EPA of our position that we are not responsible for these costs or the contamination at the site. We have had subsequent communications with the EPA concerning our respective positions, and the EPA recently advised us that they were not prepared to proceed with settlement discussions until they had conducted a further investigation of the activities of our former subsidiary at the site.  In July of 2004, the EPA served us with a 104(e) letter requesting detailed information concerning the activities of our former subsidiary at the site.  The time in which we are required to respond to the 104(e) letter has been extended to January 1, 2005.  Axsys is in the process of conducting our own investigation in order to respond to the 104(e) letter.  The EPA has designated no other potentially responsible parties.  In the first nine months of 2004, we spent $82 in legal fees and we have incurred approximately $289 to date. Based on our current information, we have an accrual based on our best estimate of future costs associated with this site.

These estimates have been developed in consultation with outside environmental and legal consultants handling these matters and are based upon an analysis of the anticipated remediation plans.  We do not anticipate these matters will have a material adverse effect on our consolidated financial position. It is possible, however, that future results of operations could be materially affected by changes in our assumptions.

Note 9 - Pension Benefits

In December 2003, the FASB issued a revised “Statement of Financial Accounting Standards No. 132 (“SFAS 132R”) - Employers’ Disclosures about Pensions and Other Postretirement Benefits.” SFAS 132R changes employers’ disclosures about pension plans and other postretirement benefit plans. It requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. SFAS 132R is effective for financial statements with fiscal periods ending after December 15, 2003. The interim-period disclosures required by this statement are effective for interim periods beginning after December 15, 2003.

Axsys has one pension plan for which benefits and participation have been frozen.  Pension benefits under this plan are generally based upon years of service and compensation. The plan is a non-funded plan with an annual payout of approximately $110.

Axsys had a second funded plan for which benefits and participation were frozen.  During the third quarter of 2004, Axsys terminated and liquidated this pension plan.

The following table summarizes the components of net periodic pension cost for the defined benefit plans:

	Three Months Ended:		Nine Months Ended:
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Interest cost on projected benefit obligation	$24	$23	$71	$69
Expected return on plan assets	(12)	(11)	(35)	(33)
Recognized net actuarial loss	14	13	42	40
Total pension expense	$26	$25	$78	$76

Note 10 – Acquisitions

On April 8, 2004 (the “Closing Date”), Axsys acquired all of the stock of Telic Optics, Inc. (“Telic”), a privately owned manufacturer of infrared optics and optical assemblies.  Telic is currently operating as Axsys Technologies IR Systems and the financial results are included in our Aerospace and Defense Group.

The acquisition of Telic provides Axsys with the following key strategic benefits:

–                 Telic’s broad infrared optics capabilities increase our product offerings and complement our strong position in metal mirrors.

–                 Telic’s products are typically used in ground- and sea-based programs.  This complements our historical focus on air- and space-based programs and expands our overall market and program penetration.

–                 The combination of Axsys’ and Telic’s opto-mechanical integration capabilities is expected to enable us to increase our competitive advantage and technical offering to prime contractors who are seeking to outsource optics-based subassemblies.

The initial purchase price of this acquisition, after a working capital adjustment, was $13,985 with an additional earn out of up to $4,000 over the 36 months following the closing date based on certain revenue goals.   If revenue goals are achieved, the earn out will increase the amount of Excess of Cost Over Net Assets Acquired, and the total purchase price could reach $17,985.  In addition, $438 of legal, audit and other acquisition related expenses were incurred in connection with the acquisition.  Axsys funded the purchase price and associated transaction costs through a combination of existing cash balances and outside bank financing.

The acquisition has been accounted for by the purchase method of accounting, and accordingly, the consolidated statements of income include the results of IR Systems since the date of the acquisition.   The assets acquired and the liabilities assumed were recorded at estimated fair values.

Fair value:
Assets acquired	$3,084
Liabilities assumed	(274)
Customer relationship intangible asset	2,200
Excess of cost over net assets acquired	9,413
Purchase price	14,423
Less: cash acquired	(695)
Net cash paid	$13,728

Unaudited pro forma results of operations for the year ended December 31, 2003, as if Axsys and IR Systems had been combined as of the beginning of that period, are presented below.  Consolidated results, presented below, for the year ended December 31, 2003 include the results of IR Systems for the entire period.  On a quarterly basis, financial statements of Telic, for all periods prior to the acquisition, were not compiled in accordance with generally accepted accounting principles.  However, in conjunction with the acquisition, an audit was completed for the year ended December 31, 2003 and therefore only annual pro forma information is shown below.   The pro forma results include estimates and assumptions, which we believe are reasonable. However, the pro forma results do not include any cost savings or other effects of the planned integration of IR Systems, and are not necessarily indicative of the results which would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future.   The pro forma effect for the operations of IR Systems for the nine-month period ended October 2, 2004 was not significant.

	Twelve Months Ended December 31, 2003 As Originally Reported	Pro Forma
Net sales	$85,109	$94,998
Net income	4,998	7,997
Earnings per common share:
Basic	$0.72	$1.14
Diluted	$0.71	$1.13
Weighted average common shares outstanding:
Basic	6,986,094	6,986,094
Diluted	7,074,372	7,074,372

Note 11 – Long-Term Debt

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

The Credit Facility requires that we maintain certain minimum financial covenants, restricts our ability to incur secured indebtedness, and contains various customary provisions, including affirmative covenants, representations and warranties and events of default.  As of October 2, 2004, we were in compliance with the covenants and other terms thereof.

Revolving Credit Facility

The $5,000 Revolving Credit Facility is scheduled to be available until April 8, 2006, subject to optional prepayment in accordance with its terms. Up to $1,000 of the Revolving Credit Facility may be utilized to issue letters of credit.  Axsys may elect to have any borrowing under the Revolving Credit Facility bear interest either at the Prime rate or the 1-month LIBOR rate plus a margin of 100 to 150 basis points, depending on our consolidated funded debt-to-consolidated EBITDA ratio, as defined.  At October 2, 2004, there were no borrowings outstanding under the $5,000 Revolving Credit Facility.  However, as of October 2, 2004, $231 of the Revolving Credit Facility was utilized for outstanding letters of credit.

Subject to the terms of the Revolving Credit Facility, we can borrow up to a maximum of $5,000. We are required to pay certain fees, including an unused commitment fee ranging from 20 to 40 basis points per annum on the average daily-unused portion of the Revolving Credit Facility.  The unused commitment fee, which will vary depending on our consolidated funded debt-to-consolidated EBITDA ratio, as defined, is payable quarterly, in arrears.

Term Loan

The Term Loan is scheduled to mature on April 8, 2009, subject to optional prepayment in accordance with its terms, with annual principal payments totaling  $1,000.  The Term Loan bears interest at a rate per annum equal to the 1-month LIBOR rate plus a margin of 100 to 150 basis points, depending on our consolidated funded debt-to-consolidated EBITDA ratio, as defined.  The interest rate on the tem loan was 2.84% as of October 2, 2004.  We paid a $40 commitment fee for the Term Loan.  As of October 2, 2004, the balance of the Term Loan was $4,583.

Interest Rate Swap

On April 8, 2004, Axsys entered into an interest rate swap agreement with the Bank to hedge interest rate fluctuations on the Term Loan.  The interest rate swap has been designated as a cash flow hedge.  Under the terms of the Interest Rate Swap, we receive payments based on the 1-month LIBOR rate and make payments based upon a fixed rate of 3.2%. The notional amount of the interest rate swap at inception was $5,000 and it expires on April 8, 2009.   The notional amount decreases as principal payments are made on the term loan.

Note 12 – Intangible Assets

As part of the acquisition of IR Systems, Axsys recorded an intangible asset of $2,200 representing the value of customer relationships.  Amortization of this intangible asset is calculated using the straight-line method of amortization over 22 years.  Amortization expense for the three months and nine months ended October 2, 2004 was $25 and $49 respectively, which was included in selling, general and administrative expenses.

Note 13 – Reversal of Restructuring Accruals

During the second quarter of 2004, Axsys reversed a $50 accrual associated with product lines that were either discontinued or sold during 2002.

Note 14 – Shareholders’ Equity

Stock Repurchase

In May 2004, the Axsys’ Board of Directors authorized the repurchase, from time to time, on the open market or otherwise, of up to 200,000 shares of the Axsys’ common stock at prevailing market prices or at negotiated prices.   We plan to use the repurchased shares for general corporate purposes, including the satisfaction of commitments under our employee benefit plans and the exercise of stock option grants.  As of October 2, 2004, we had not repurchased any shares under this authorization.

Stock Split

The Board of Directors declared on June 1, 2004, a 3:2 stock split to be effected as a stock dividend payable on June 30, 2004 to stockholders of record on June 15, 2004.  Stockholders received a dividend of one additional share of Axsys $0.01 par value common stock for every two shares owned on the record date. Fractional shares were not issued; rather cash payments were made to shareholders in lieu of fractional shares on June 30, 2004.  The cash paid for fractional shares was de minimus.

In conjunction with the stock split, we issued an additional 2,395,578 shares resulting in a total of 7,186,734 issued shares of Axsys $0.01 par value stock on June 30, 2004.  We have reclassified an amount equal to the par value of the number of shares issued to common stock from retained earnings.

The basic and diluted weighted average number of shares and net income per share information for all reporting periods have been restated retroactively to reflect the effects of the stock split.

Stock in lieu of Cash

During the second quarter of 2004, we received 11,902 shares of Axsys $0.01 par value common stock as payment in lieu of cash for the exercise of incentive stock options.

Paid in Capital

During the third quarter of 2004, we recognized $242 of compensation expense related to the modification of certain existing stock options pursuant to the terms of a severance arrangement.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

Acquisition

On April 8, 2004 (the “Closing Date”), Axsys acquired all of the stock of Telic Optics, Inc. (“Telic”), a privately owned manufacturer of infrared optics and optical assemblies.  Telic is currently operating as Axsys Technologies IR Systems and the financial results are included in our Aerospace and Defense Group.

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

The initial purchase price of this acquisition, after a working capital adjustment, was $13,985 with an additional earn out of up to $4,000 over the 36 months following the closing date based on certain revenue goals.   If revenue goals are achieved, the earn out will increase the amount of Excess of Cost Over Net Assets Acquired, and the total purchase price could reach $17,985.  In addition, $438 of legal, audit and other acquisition related costs were incurred in connection with the acquisition.  Axsys funded the purchase price and associated transaction costs through a combination of existing cash balances and outside bank financing.

In connection with the transaction, Axsys has arranged an unsecured credit facility with Fleet National Bank, which provides for a $5.0 million two-year revolving facility and a $5.0 million five-year term loan facility.  The entire term loan facility was used to fund a portion of the acquisition.  As of October 2, 2004, the balance was $4.6 million.

Financial Results

Sales for the third quarter and first nine months of 2004 increased compared to the prior year by 24.3% and 19.3%, respectively.  In both periods, sales increased for all segments of the business except the Commercial Products segment, which had a small decrease in sales in the third quarter. The Aerospace and Defense segment had over 33% sales growth in the third quarter and over 22% sales growth year to date compared to the same periods last year.

Improvements in gross margin, for the quarter and nine months ended October 2, 2004 compared to the same periods in 2003, are primarily the result of production efficiencies, increased volume, product mix and the addition of IR Systems, which generally earns a higher margin.  Selling general and administrative expenses for the quarter and nine months ended October 2, 2004 were higher than the previous year primarily due to increased headcount and incentives as a result of higher production.  Research, development and engineering expenses for the quarter and nine months ended October 2, 2004 were higher than in the comparable periods last year primarily as a result of increased time spent on research and development projects within the Commercial Products Group.

The income tax provision for the third quarter of 2004 reflects a combined Federal and State effective tax rate of 10.0%, which represents 6.0% for Federal taxes and 4.0% for State taxes. The federal tax provision for the quarter reflects a reduced tax rate due to the utilization of $0.6 million of the federal tax valuation allowance.

Results of Operations: (in thousands and as a percentage of sales)

The following tables set forth certain financial data for the three months and nine months ended October 2, 2004 and September 27, 2003.

	Three Months Ended:
	October 2, 2004		September 27, 2003
Sales	$26,356	100.0%	$21,203	100.0%
Cost of sales	18,407	69.8	15,489	73.1
Gross margin	7,949	30.2	5,714	26.9
Selling, general and administrative expenses	5,055	19.2	3,906	18.4
Research, development and engineering expenses	681	2.6	574	2.7
Operating income	2,213	8.4	1,234	5.8
Interest expense	(75)	(0.3)	(39)	(0.1)
Interest income	9	—	21	0.1
Other (expense) income, net	(7)	—	67	0.3
Income before income taxes	2,140	8.1	1,283	6.1
Provision for income taxes	213	0.8	58	0.3
Net income	$1,927	7.3%	$1,225	5.8%

	Nine Months Ended:
	October 2, 2004		September 27, 2003
Sales	$75,491	100.0%	$63,269	100.0%
Cost of sales	52,940	70.1	46,122	72.9
Gross margin	22,551	29.9	17,147	27.1
Selling, general and administrative expenses	14,321	19.0	11,968	18.9
Research, development and engineering expenses	1,984	2.6	1,628	2.6
Write-off of restructuring accrual	(50)	—	—	—
Operating income	6,296	8.3	3,551	5.6
Interest expense	(183)	(0.2)	(137)	(0.2)
Interest income	43	—	77	0.1
Other (expense) income, net	(29)	—	211	0.3
Income before income taxes	6,127	8.1	3,702	5.8
Provision for income taxes	612	0.8	167	0.2
Net income	$5,515	7.3%	$3,535	5.6%

Aerospace and Defense Group (in thousands and as a percentage of sales)

	Three Months Ended				Nine Months Ended
	October 2, 2004		September 27, 2003		October 2, 2004		September 27,2003

Sales	$16,636	100.0%	$12,472	100.0%	$45,521	100.0%	$37,120	100.0%
Cost of sales	12,277	73.8	9,706	77.8	33,919	74.5	28,951	78.0
Gross margin	$4,359	26.2%	$2,766	22.2%	$11,602	25.5%	$8,169	22.0%

Sales in the Aerospace and Defense Group increased 33.4% for the three months and 22.6% for the nine months ended October 2, 2004 compared to the same periods in 2003.  The increase in revenues is primarily due to the acquisition of IR Systems, which reported $1.3 million in sales in the third quarter of 2004 and $3.0 million in year to date sales, along with increased sales of our scanners, primarily for ground based defense applications, and components used in various missile defense systems.

Gross margin as a percent of sales increased during the third quarter of 2004 and the first nine months compared to the prior year.  This was primarily due to the acquisition of IR Systems, which generally earns higher margins, and increased volume and favorable sales mix within our optical applications.

Commercial Products Group (in thousands and as a percentage of sales)

	Three Months Ended				Nine Months Ended
	October 2, 2004		September 27, 2003		October 2, 2004		September 27, 2003

Sales	$3,259	100.0%	$3,320	100.0%	$10,869	100.0%	$10,288	100.0%
Cost of sales	1,748	53.6	2,019	60.8	5,869	54.0	6,084	59.1
Gross margin	$1,511	46.4%	$1,301	39.2%	$5,000	46.0%	$4,204	40.9%

Sales in the Commercial Products Group decreased 1.8% for the three months ended October 2, 2004 and increased 5.6% for the nine months ended October 2, 2004 as compared to the same periods in the prior year.  The year to date increase is primarily the result of sales of our air bearing scanners to the health imaging market.

Gross margin as a percent of sales increased during the third quarter and first nine months of 2004 compared to the same periods of 2003 primarily as a result of production efficiencies and favorable product mix.

Distributed Products Group (in thousands and as a percentage of sales)

	Three Months Ended				Nine Months Ended
	October 2, 2004		September 27, 2003		October 2, 2004		September 27, 2003

Sales	$6,461	100.0%	$5,411	100.0%	$19,101	100.0%	$15,861	100.0%
Cost of sales	4,382	69.1	3,764	69.6	13,152	69.0	11,087	69.9
Gross margin	$2,079	31.9%	$1,647	30.4%	$5,949	31.0%	$4,774	30.1%

Sales in the Distributed Products segment increased 19.4% for the three months and 20.4% for the nine months ended October 2, 2004 as compared to the prior year as a result of increased revenues primarily in the industrial automation and consumer goods markets as well as a general increase in new customer activity across multiple markets.  Gross margin as a percent of sales increased in the three months and first nine months of 2004 as compared with the prior year as a result of the increase in revenues and relatively flat overhead expenses.

Operating Expenses (in thousands and as a percentage of sales)

	Three Months Ended				Nine Months Ended
	October 2, 2004		September 27, 2003		October 2, 2004		September 27, 2003

Selling, general and administrative	$5,055	19.2%	$3,906	18.4%	$14,321	19.0%	$11,968	18.9%
Research, development and engineering	681	2.6	574	2.7	1,984	2.6	1,628	2.6

Selling, General and Administrative Expenses. Selling, general and administrative expenses in the three months and nine months ending October 2, 2004 were higher compared to the prior year due to the acquisition of IR Systems, increased headcount, higher incentives as a result of increased production and compensation expense as a result of stock option grants modified under the terms of a severance agreement.

Research, Development and Engineering Expenses.   Research, development and engineering expenses increased in the third quarter and first nine months of 2004 compared to the prior year primarily due to increased efforts on a variety of commercial optical projects.

Other Income and Expenses

Interest expense.  Interest expense was $75 thousand in the third quarter of 2004 and $183 thousand in the first nine months of 2004, compared to interest expense of $39 thousand and $137 thousand in the comparable periods of 2003.  The higher interest expense is due to interest on a $5.0 million loan offset by lower interest on capital leases compared to the prior year.

Interest income.  Interest income was $9 thousand in the third quarter and $43 thousand in the first nine months of 2004, compared to interest income of $21 thousand and $77 thousand in the comparable period of 2003.  Interest income is primarily composed of income from cash and cash equivalents and short-term investments.  In addition, during the first nine months of 2003, we received $9 thousand in interest income from a note receivable from the 1998 sale of Sensor Systems, which was paid in full during the fourth quarter of 2003.

Other income and expense, net.  Net other expense was $7 thousand in the third quarter and $29 thousand in the first nine months of 2004.  This is primarily composed of foreign exchange losses partially offset by a return of a legal escrow.  Net other income, primarily from the fully reserved note from the 1998 sale of Sensor Systems which was paid in full during 2003, was $67 thousand in the third quarter and $211 thousand in the first nine months of 2003.

Income Taxes.  The consolidated effective tax rate was 10% for the three months and nine months ended October 2, 2004 compared to 4.5% in the comparable periods of 2003.  During 2004, we recognized a tax expense of 6.0% for federal taxes and 4.0% for state taxes.  There was no federal tax expense in 2003.  The federal tax expense was either reduced or eliminated as a result of the valuation allowance recorded in 2002.  In accordance with the Statement of Financial Accounting Standards No. 109, in 2002, we established a $4.6 million valuation allowance against our deferred tax asset.  The tax expense recorded as a result of the valuation allowance was partially offset by a tax benefit resulting in a permanent book and tax basis difference on the sale of Teletrac, Inc.   As we continue to record income in the future, we will reduce the valuation allowance and as of October 2, 2004, the valuation reserve balance was $1.5 million.  We continued to recognize a portion of our deferred tax asset as we have a prudent and feasible tax planning strategy, which we would implement before allowing any of our deferred tax benefits to expire.

Liquidity and Capital Resources

As of October 2, 2004, cash and cash equivalents totaled $4.3 million.  Over the past several years, we have maintained a high level of liquidity as evidenced by our current ratio, which was 2.2 as of October 2, 2004, and 2.9 as of December 31, 2003.  This strategy was necessary as we restructured Axsys and discontinued unprofitable businesses. With this process complete, we began to seek growth opportunities.  To that end, we completed the acquisition of IR Systems on April 8, 2004.  Axsys funded the initial cash portion of the purchase price and associated transaction costs through a combination of existing cash balances and outside financing. In connection with the transaction, Axsys has arranged a $10.0 million credit facility with Fleet National Bank, which includes a $5.0 million acquisition-related, five-year term loan and a $5.0 million, two-year revolving line of credit that may be used for working capital and general corporate purposes.

Net cash provided by operating activities for the nine months ended October 2, 2004 was $4.4 million compared to $4.2 million for the nine months ended September 27, 2003.  Axsys’ net income for the first nine months of 2004 was $5.5 million, which included $2.2 million of depreciation and amortization, a $50 thousand reversal of a restructuring charge and $16 thousand of capital asset disposals.  Net income and non-cash expenses were partially offset by cash outflows of $461 thousand related to discontinued operations, a $395 thousand decrease in long-term legal, loss contract and pension reserves and $2.6 million in working capital changes as described below.

Working capital, excluding short-term investments, increased by $2.6 million during the first nine months of 2004.  Accounts receivable increased $4.3 million primarily due to increased revenues and increased progress billings within the quarter.  Inventory also increased $4.5 million.  The increase in inventory as a result of long-lead time production orders and increased sales volume was more than offset by related increases of $3.4 million in deferred income and $2.1 million in accounts payable.   Other current assets decreased $241 thousand primarily due to a reduction in prepaid insurance.  Accrued expenses and other liabilities, excluding payments related to discontinued operations, increased by $482 thousand largely due to increased accruals for incentives and severance costs partially offset by tax payments, the settlement of the preferred stock litigation and a decrease in short-term environmental costs.

Cash used in investing activities was $9.9 million for the nine months ended October 2, 2004 compared to $2.6 million for the nine months ended September 27, 2003.  The purchase price plus transaction costs paid less cash acquired in the acquisition of IR Systems totaled $13.7 million.  We used our $7.0 million short-term investment portfolio to help fund the acquisition.  In addition, capital expenditures were $3.1 million in the nine-month period ended October 2, 2004 primarily for the construction of a building addition related to the James Webb Space Telescope order, the purchase of a large machining center and various other production machinery.

Net cash provided in financing activities was $4.5 million for the nine months ended October 2, 2004 and net cash used in financing activities of $838 thousand for the nine months ended September 27, 2003.  In 2004, we obtained a

$5.0 million term loan for the acquisition of IR Systems and made $417 thousand of term loan repayments.  In addition, we received  $292 thousand in proceeds from the exercise of options and made $376 thousand of capital lease payments.

With our existing cash balance, anticipated cash flows from operations and a $5.0 million line of credit, management believes that the Company has sufficient liquidity to finance its operations, capital expenditures, and working capital requirements for the foreseeable future.   To date, we have not drawn on the revolving line of credit.

Backlog

A substantial portion of Axsys’ business is of a build-to-order nature requiring various engineering, manufacturing, testing and other processes to be performed prior to shipment.  As a result, Axsys generally has a significant backlog of orders to be shipped.  Axsys ended the first nine months of 2004 with a backlog of $93.1 million, compared to a backlog of $60.4 million at September 27, 2003, an increase of  $32.7 million or 54.1%.  The backlog for 2004 includes $7.3 million from IR Systems, a newly acquired subsidiary and $10.6 million for the James Webb Space Telescope (“JWST”) program.   We believe that a substantial portion of our backlog of orders at October 2, 2004 will be shipped over the next twelve months.   However, approximately 19.1% of our current backlog will be shipped in the last quarter of 2005 and beyond.  The majority of our longer-term backlog consists of firm contracts with prime contractors of the United States Government for our beryllium-machined products, including $6.6 million for the JWST program.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to the risk of fluctuating interest rates in the ordinary course of business for borrowings under our Credit Facility.  The Credit Facility is comprised of a $5,000 two-year Revolving Credit Facility (“Revolving Credit Facility”) and a $5,000 five-year Term Loan facility (“Term Loan”).  The Term Loan bears interest at a rate per annum equal to the 1-month LIBOR rate plus a margin of 100 to 150 basis points, depending on our Consolidated Funded Debt-to-Consolidated EBITDA ratio.  In order to mitigate the interest rate risk on this loan, we have entered into an interest rate swap agreement with the same terms as the Term Loan.  Under the terms of the Interest Rate Swap, we receive payments based on the 1-month LIBOR rate and remit payments based upon a fixed rate of 3.2%.  As of October 2, 2004, the balance of the Term Loan was $4.6 million.  At Axsys’ election, the Revolving Credit Facility bears interest at either the Prime rate or the 1-month LIBOR rate plus a margin of 100 to 150 basis points, depending on our Consolidated Funded Debt-to-Consolidated EBITDA ratio.  As of October 2, 2004, we had no variable rate debt outstanding under the Revolving Credit Facility.  However, as of October 2, 2004, $231 of the Revolving Credit Facility was utilized for outstanding letters of credit.

Item 4. CONTROL AND PROCEDURES

As of October 2, 2004, an evaluation was performed under the supervision and with the participation of the our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of October 2, 2004.  There have been no significant changes in our internal control over financial reporting or in other factors that could significantly affect internal control over financial reporting subsequent to October 2, 2004, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Reference is made to Note 8 to our condensed consolidated financial statements included elsewhere in this report for the information required by this Item.

Item 2. UNREGISTED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

AXSYS TECHNOLOGIES, INC.

ISSUER PURCHASE OF EQUITY SECURITIES

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 4 – July 31, 2004	—	—	—	—
August 1 – August 28, 2004	—	—	—	—
August 29 – October 2, 2004	—	—	—	—
Total	—	—	—	(1)

(1)          On May 11, 2004, Axsys’ Board of Directors authorized the repurchase, from time to time, on the open market or otherwise, of up to 200,000 shares of the Company’s common stock at prevailing market prices or at negotiated prices.   We plan to use the repurchased shares for general corporate purposes, including the satisfaction of commitments under our employee benefit plans and the exercise of stock option grants.  As of October 2, 2004, we had not repurchased any shares under this repurchase program.

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

Date: November 12, 2004	AXSYS TECHNOLOGIES, INC.

	By:	/s/Stephen W. Bershad
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