Form 10-K
period 2004-12-31
AXSYS TECHNOLOGIES INC
filed 2005-02-24
CIK 206030

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2004

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

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the close of business July 2, 2004, $72,692,670.

Common Stock outstanding at February 16, 2005:  7,062,462 shares.

Documents Incorporated by Reference

Document	Form 10-K Reference
Portion of Axsys Technologies, Inc. Notice of Annual Meeting of Stockholders and Proxy Statement.	Part III, Items 10-14

PART I

Item 1.                        BUSINESS

Axsys Technologies, Inc. (together with our subsidiaries, unless the context suggests otherwise, “Axsys”, “Company”, “we”, “us” or “our”) is a leading designer and manufacturer of precision optical solutions for use in aerospace, high performance commercial and defense applications. These solutions are typically comprised of highly accurate optical and/or motion control devices. Our solutions are often embedded in larger systems that depend on precise optical control for accurate operation of critical functions. In addition to optical solutions, we distribute precision ball bearings used in a variety of industrial and commercial applications. Axsys was incorporated in the State of New York in 1959 and reincorporated in the State of Delaware in 1968 and our common stock trades on the Nasdaq Stock Market under the symbol “AXYS”.

Axsys is organized into two groups: Optical Systems Group and Distributed Products Group.

The Optical Systems Group designs, manufactures and sells highly precise assemblies and components which are typically embedded in optical systems for both government and commercial applications. Products can be grouped into four primary areas: precision metal optical products, infrared optical products, motion control products, and precision machined light-weight structures. However, customer requirements sometimes demand an optical solution that combines products from two or three of these areas into a sophisticated optical system. The Optical Systems Group has design and manufacturing facilities in San Diego, California, Cullman, Alabama, Rochester Hills, Michigan, and North Billerica, Massachusetts.

On April 8, 2004 (the “Closing Date”), Axsys acquired all of the stock of Telic Optics, Inc. (“Telic”), a privately owned manufacturer of infrared optical products. The financial results of Telic are included in our Optical Systems Group from the date of acquisition.

Telic’s broad infrared optics capabilities increase our product offerings and complement our strong position in reflective optical solutions. In addition, Telic’s products are typically used in ground-and sea-based programs. This complements our historical focus on air-and space-based programs and expands our overall market and program penetration. Finally, the complementary addition of Telic’s technical capabilities to our core technical strengths is expected to increase our competitive advantage by broadening our technical offerings to prime contractors who are seeking to outsource the fulfillment of their optical requirements.

The focus markets, for our Optical Systems Group, are aerospace and defense, high-performance graphic arts, medical imaging, and semiconductor capital equipment. Axsys products are typically sold to original equipment manufacturers (“OEMs”), which in turn supply a variety of government and commercial end-customers.

For the fiscal year ending December 31, 2004, approximately 61% of our company-wide revenues were generated in the aerospace and defense market. Within this market segment, we are well positioned on many high-profile military platforms, with the majority of our revenues generated from programs on which we are in a sole provider position. For example, our products are embedded in several next generation thermal imaging and targeting systems for platforms such as the F-16, F-18, Bradley Fighting Vehicle, M1A2 Abrams and Stryker. We also supply critical guidance and seeker components for platforms such as the Minuteman intercontinental ballistic missile and the AIM-9X Sidewinder missile. In addition, within the U.S. National Missile Defense program our products are included on several platforms including EKV, THAAD, PAC-3, SBIRS-High and Airborne Laser. Our defense products are typically designed into sophisticated stabilized optical platforms (“SOP”), which are highly accurate optical positioning mechanisms. The SOP is essential in applications such as military targeting and imaging systems.

The core technologies and manufacturing techniques that we use to supply the aerospace and defense industry are transferable to commercial markets. The commercial markets that we serve include the semiconductor, high-performance graphic arts and medical imaging industries. In all of these markets, highly precise optical systems are required. For example, doctors need precise optical performance from medical imaging machines in order to make accurate diagnoses. Similarly, the semiconductor industry demands precise inspection of silicon wafers to ensure accurate chip performance.

The Distributed Products Group distributes precision ball bearings, spherical plain bearings and bushings, which are acquired from various domestic and international sources, to OEMs and maintenance repair organizations (“MROs”). The bearings and bushings are used in a variety of industrial automation and commercial markets. Additionally, the Distributed Products Group designs, manufactures and sells mechanical-bearing subassemblies for a variety of customers. The Distributed Products Group is comprised of the AST Bearings Division located in Montville, New Jersey, with a satellite distribution center in Irvine, California.

Market Overview

Our Company’s products are sold mainly to OEMs in a variety of markets that demand the precision and performance that our products and capabilities provide.

Optical Systems Group

Defense Electronics:   Defense electronics represents one of the largest growth sectors in the Department of Defense (“DoD”) budget. This sector includes the growing market for optical sensors and thermal imaging equipment. Our Company has a substantial heritage in this market and continues to focus on protecting and building upon this position.  We are involved in many large-scale programs including the continuing development of next generation forward looking infrared (“FLIR”) systems for fighter aircraft, helicopters and armored vehicles including the F-16, F-18, Apache, MIA2 Abrams, Bradley Fighter Vehicle and Stryker.

Optical sensors and thermal imaging equipment are vitally necessary for the U.S. military to maintain its battlefield superiority. Planned upgrade and improvement of such optical and thermal imaging equipment is not dependent upon spending on new platforms. In fact, even as new platform spending is projected to be challenging over the next few years, spending to upgrade the sensors on existing platforms will continue to thrive. In addition, we expect to participate in providing heat sinks, structures, optics and opto-mechanical subassemblies on the next generation of defense communications and surveillance satellites that will support the ground-and air-based network-centric warfare platforms.

Homeland Security:   Since September 11, 2001, government officials have designed plans to reduce the risk of terrorist attacks and prepare for the consequences of terrorist attacks. Many of the preventative efforts of these initiatives involve surveillance and imaging of people, baggage, cargo and vehicles. We are well positioned to participate in this emerging market with our imaging and infrared solutions.

National Missile Defense (“NMD”):   Restructuring the country’s defense and deterrence capabilities to correspond to emerging threats remains a high priority for the United States. The deployment of missile defenses is an essential component of this effort. We are an integral member of the contractor teams involved in the rollout of key NMD programs from development to production, including EKV, THAAD, PAC-3, SBIRS-High and Airborne Laser.

Other Aerospace and Defense Opportunities:   In connection with the U.S. government’s efforts to continually enhance aging weaponry, we have the opportunity to be involved in retrofitting the nuclear missile arsenal with advanced gas bearings. Our Company was chosen as the U.S. Air Force’s Center of Excellence for gas bearing production. We also have a long history of involvement with space-based telescopes for use in U.S.-based surveillance applications, as well as weather and astronomical research. We expect to benefit from the future growth in satellite programs.

Technology Integration:   Our Company has the opportunity to provide value-added solutions by integrating our technologies into sophisticated optical systems. The integration capabilities would create value for the prime contractors by reducing the number of suppliers and collapsing the supply chain. We believe we are strategically positioned to design, develop and manufacture these systems for stabilized optical platforms.

Health Imaging:   We have positioned ourselves as a key supplier to the medical imaging sector with an industry leading airbearing scanner solution. The airbearing scanner that we developed has enabled our customer to reach the highest level of design and performance of any medical imaging systems available on the market. We have the opportunity to continue expanding our position in the sector as the market moves to develop new systems that require the most advanced imaging technology.

Semiconductor Capital Equipment:   Our products are used in the precise inspection of semiconductor wafers.  These products include complete auto-focus assemblies, motion control stages and precise distance measuring devices. We have the opportunity to expand our position in this industry by introducing new products and marketing to new customers.

Graphic Arts:   We pioneered the development of airbearing laser scanners used for digital imaging of film within the graphic arts market in the early 1990’s. While declining advertising revenues have negatively impacted the graphic arts market, we have expanded our product offering to include marker engines, which can increase our average selling price to a customer over six-fold. Although we anticipate a moderate decline in the overall graphic arts market, we expect to mitigate this decline with the introduction of marker engines to our customer base.

Distributed Products Group

Ball Bearings:   The markets we serve include industrial automation, semi-conductor capital equipment, aerospace and defense and consumer products. The market for the distribution of ball bearings and related products generally follows worldwide economic trends. In order to position us for growth, we are introducing new products, lower cost products and value-added services.

Technologies, Products, and Capabilities

We utilize several key manufacturing technologies and have developed software and systems integration capabilities that enable us to design and manufacture a wide variety of high-performance precision optical and motion control solutions.  Our core competencies include:

Precision Optics.   Our Company is a leading designer and manufacturer of custom precision reflective and transmissive optical solutions and components. We provide complete design, fabrication and testing of glass and metal optics ranging from single and multi-faceted scan mirrors, plano and aspheric mirrors to complex telescope assemblies and thermal camera lenses. We have designed and/or manufactured numerous optical products for a variety of military and astronomical applications over the past forty years.

We specialize in the manufacture of diamond-machined aspheric metal optics that are significantly enhanced for optical figure and optical finish by post polishing, typically while using custom engineered interferometric null tests. “Bolt together” assemblies with post polished metal aspheres are routine. We produce a variety of aspheric surfaces including conic aspheres, general case aspheres, cylindrical aspheres and toric aspheres up to 0.80-meter aperture. Our precision metal optic products are used in applications where performance requirements cannot be met with glass optics. The advantages of our optics include lighter weight, thermal stability and ease of mechanical interface with housing and actuation devices. We sell our precision metal optical components for use in high speed electro-mechanical scanners, weapons fire control systems, FLIR night vision weapons systems and high-performance space-borne instruments used on weather, mapping and scientific satellites.

Our Company also specializes in the production of precision glass lenses using infrared materials through the use of conventional grinding and polishing techniques. We produce aspheric lenses in glass by hand polishing and aspheric and diffractive lenses in infrared materials by diamond turning. Surfaces are tested using null test and profilometry. These glass lenses are integrated into sophisticated lens assemblies for use with thermal cameras or imaging systems, or sold as components for use by OEM suppliers in various infrared applications. Our infrared lens assemblies are tested using infrared interferometry.

Precision Motion Control.   We design a complete line of brushless and brush type torque motors and servomotors that can be customized to meet customers’ unique specifications. The direct drive motor replaces conventional servomotor-gearhead configurations improving the response characteristics of the unit. Motors incorporate rare earth magnets with outer diameters ranging from 0.5” to 48” and provide peak torques up to 1,650 ft-lbs.

The gearless DC motor drive is ideally suited for high acceleration applications requiring improved response for rapid start/stop actions such as missile seekers, optical stabilization and turret control. The absence of gearing also eliminates errors caused by friction and backlash creating high threshold sensitivity. These motors achieve accuracies of one arc-second in a high performance positioning system. Our DC torque motors are designed using premium materials that offer unique space and weight savings while generating maximum power output. Limited angle torque motors do not require commutation electronics and have near zero cogging.

We also manufacture exceptionally reliable multi-speed and segmented positioning sensors, such as resolvers and induction potentiometers, which provide a high degree of angular accuracy and extremely high resolution. These devices typically accompany our motors to provide position feedback within a high performance system.

Resolvers are available with transmitter, differential or receiver functions. These resolvers are specifically designed to withstand high-impact shock and environments containing dirt, grease, oil or other contaminants, and are available housed or un-housed in a variety of configurations. Resolvers are either single or multi-speed (up to 64-speed), with outer diameters ranging from 0.7” to 15”, and provide accuracies to 5 arc seconds.

Induction potentiometers, also defined as linear transmitters, provide high linearity output over a wide angular range. Induction potentiometers are available in frameless and housed configurations and brush and brushless designs.

Precision Machining.   We are a leading fabricator of precision machined and processed exotic and conventional materials. These include beryllium, AlBeMet, titanium, halfnium, quartz and glass used in the defense, space and high-performance commercial markets. Operating within a 120,000 square foot environmentally-controlled manufacturing facility, Axsys provides complete fabrication services including manual and CNC milling, turning, EDM, lapping and grinding, chemical and special processing and mechanical assembly. Using these technologies, we are able to achieve tolerances virtually unmatched in the world. Applications include precision optics, airbearings, heat sinks, structural housings and gimbals. Our airbearings provide high-speed precision positioning and are used in high-speed scanners for digital imaging and weapons guidance systems. Our heat sinks are used to dissipate heat in high-performance avionics and satellite electronics, and our gimbals are used in various applications, including positioning optical sensors in FLIR night vision systems. We also manufacture optical substrates used internally and by our customers in a variety of precision metal optical applications such as weapon fire control systems and space-borne instruments.

Electronics.   We design and manufacture several key electronic components for the semiconductor capital equipment and high-end digital imaging markets, including laser interferometers and electronic controllers and drives. Our electronics components control the speed and position of electro-mechanical systems, such as precision motors, actuators, X-Y positioning stages and laser scanners. Laser interferometers, which are designed to permit precise linear position sensing, are sold to customers principally in the semiconductor capital equipment market. Electronic controllers coordinate the positioning and speed of electro-mechanical systems by interfacing with other motion control components. Drives provide power to a motor based on input from the controller in order to achieve a designated position or to achieve a specific speed.

The following table summarizes our core engineering and manufacturing capabilities:

Core Manufacturing Technologies

Precision Optics	Precision Motion Control	Electronics	Precision Machining
Infrared Lenses Telescopes Thin Film Coating Polygon Mirrors Monogon Mirrors Aspheric Optics Flat Optics Head Mirrors Fold Mirrors Collimators	Multi-Axis Gimbals AC Motors Brush & Brushless DC Motors: Torque Servo Limited Angle Resolvers Synchros	AC & DC Motor Speed Controls Custom DSP Motion Controllers Motor Drives	Optical Substrates Gimbals and Yokes Airbearings Components Structural Housings Heat Sinks

Utilizing these core technologies, we have developed an array of solutions to create value-added, vertically integrated solutions for the aerospace, defense and high performance commercial equipment industries. Examples of these solutions include:

Infrared Zoom Lenses:   We design and manufacture sophisticated zoom and multi-field-of-view thermal lenses for use in a variety of military applications. These lenses are sold to OEMs who subsequently integrate them with infrared cameras and imagers for military and intelligence purposes.

Fast Steering Mirrors:   We have applied extensive experience designing and building opto-mechanical systems to develop fast steering mirror (“FSM”) technology. The single-axis and two-axis, flexure mounted FSM represents a compact, low cost, high performance design solution for a variety of emerging optical scanning and beam stabilization applications. Such devices may be used to correct for polygon cross scan errors, acquire and lock beams within free space laser systems, modulate tilt and cavity control in interferometers, maintain beam stabilization in the presence of thermal drift and vibration, and provide general two-axis beam scanning.

Marker Engines:   We have leveraged our experience providing high-speed airbearing scanners with our precision optics and electronics capabilities to produce ultra-high performance flat bed marker engines. Each engine is self-contained, pre-aligned and ready to integrate into a customer’s system.

LaserTrac AutoFocus:   Our LaserTrac AutoFocus provides real-time autofocus for most infinite conjugate microscope systems. These systems include lens objectives manufactured by leading microscope manufacturers. The LaserTrac AutoFocus has been used in high precision manufacturing applications, including inspection systems processing read-write heads, hard disks, semiconductor wafers and even razor blades. The LaserTrac provides increased throughput and greatly reduced operator fatigue.

Ball Bearing Scanner:   Our high precision scanners are designed and manufactured in both open and closed loop configurations. These sophisticated scanners are proven to perform with precision and reliability under the harshest environmental conditions. They are used in guidance and tracking, thermal imaging systems and targeting sights.

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

Rotary Airbearing Scanners:   We design and manufacturer rotary airbearing scanners for use in high precision graphic arts and medical imaging applications, semiconductor mask production and inspection applications, as well as defense applications. Airbearing scanners provide numerous advantages over mechanical bearings due to their low noise characteristics, repeatability and ability to rotate at high speeds (up to 100,000 RPMs). When combined with our electronic controllers, our airbearing scanners provide extremely high cross-scan accuracy and extremely low jitter.

Actuators:   We produce several configurations of rotary and linear actuators for the military and aerospace sectors. These are available with either AC or DC power system options.

Micro-positioning Stages:   We provide precision micro-positioning systems. These ultra high-performance systems are used in a diverse array of high-end commercial applications such as semiconductor and flat panel process and inspections systems as well as laser imaging systems.

Interferometer:   Our laser interferometers are used primarily as feedback elements in state-of-the-art servo motion control systems found in semiconductor test and measurement equipment.

Precision Ball Bearings.   We distribute a wide range of precision ball bearings varying in size, precision tolerance, lubrication and price. We also provide certain value-added services, such as bearing subassemblies, bearing re-lubrication, clean room handling of products and engineering consultation.

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

There are a limited number of competitors in each of the markets for the various types of precision optical and motion control systems and components that we manufacture and sell. Our competitors, especially those in the precision optical product lines, typically sell a smaller number of products than we do and are often well entrenched. Some of these competitors have substantially greater resources than we do. We believe that the breadth of our technologies and product offerings provides us with a competitive advantage over certain manufacturers that supply only discrete components or are not vertically integrated with enabling technologies.

There are numerous competitors in markets to which we distribute our precision ball bearings. These competitors vary in size and include bearing manufacturers and other distributors. We believe that our product breadth and availability, combined with the value-added services we supply, provide competitive advantages.

We expect our competitors to continue to improve the design and performance of their products. We cannot assure you that our competitors will not develop enhancements to, or future generations of, competitive products that will offer superior price or performance features, or that new technology or processes will not emerge that render our products less competitive or obsolete. Increased competitive pressure could lead to lower prices for our products, thereby adversely affecting our business, financial condition and results of operations. We cannot assure you that we will be able to compete successfully in the future.

Customers

Our customers include OEMs and end-users that design or utilize high-precision, performance and throughput equipment. We sell our products primarily to OEM customers in the aerospace and defense, high-end graphic art, medical imaging, semiconductor capital equipment and industrial automation markets.

Sales to Raytheon Company (“Raytheon”), an aerospace and defense systems supplier, represented 18.9% of our net sales in 2004 and 15.5% in 2003. Our accounts receivable for Raytheon at December 31, 2004 was $4.5 million and as of December 31, 2003 was $696 thousand. During 2002, we did not have a concentration of sales with any one customer. While Raytheon, a prime contractor with the U.S. government, does constitute a significant portion of our business, we do not currently believe that this is at-risk business.

We had aggregate sales, both military and non-military, directly to the U.S. government, including its agencies and departments, of approximately $2.4 million in 2004, $3.4 million in 2003 and $4.6 million in 2002. These sales accounted for approximately 2.3% of total net sales in 2004, 4.0% in 2003 and 5.7% in 2002. Approximately 46.0% of net sales in 2004, 43.0% in 2003 and 40.3% in 2002 were derived from subcontracts with U.S. government contractors. The majority of these contracts are subject to termination at the convenience of the U.S. government, and certain contracts are also subject to renegotiation. Currently, we are not aware of any proposed termination or renegotiation of such contracts that would have a material adverse effect on our business.

Because a substantial part of our business is derived directly from contracts with the U.S. government, U.S. government agencies or departments, or indirectly through subcontracts with U.S. government contractors, our operational results could be materially affected by changes in U.S. government expenditures for projects or programs using Axsys products. However, we believe that the broad number and diversity of the programs with which we are involved and the breadth of our product applications may lessen our exposure to such risk.

Sales, Marketing and Customer Support

As of December 31, 2004, we employed 56 sales, marketing and customer support personnel throughout our organization, compared to 55 employees in similar functions at the end of 2003. We utilize two OEM sales organizations, one focused on aerospace and defense customers and the other focused on high-performance commercial customers. We have a separate distributed products sales force that is focused on selling ball bearings, bushings and assemblies, principally to commercial and industrial oriented OEMs as well as MRO distributors.

As of December 31, 2004, our direct sales organization included 22 direct sales field personnel, most of whom have engineering backgrounds, with the remainder involved in inside sales, customer service, program management, contract administration and applications engineering. We believe that our sales effort is enhanced by having engineering-trained sales personnel available to meet with our customers’ engineering personnel. Our application and design engineers are also involved in the sales process.

We also sell our products through a significant number of manufacturers’ sales representatives and agents. Although we believe that we have satisfactory relationships with these sales representatives and agents, we cannot assure you that these relationships will continue to be satisfactory or will continue at all.

Domestic and Foreign Sales

For information concerning our domestic and foreign net sales and identifiable assets from continuing operations, see Note 17 to the Consolidated Financial Statements.

Research, Development and Engineering

We seek to develop new products and improve existing products in order to keep pace with the increasing performance requirements of our customers. We devote significant resources, a portion of which is reimbursed by customers, to development programs directed at creating new products and product enhancements, as well as developing new applications for existing products. Because we believe that our ability to compete effectively depends in part on maintaining and enhancing our expertise in applying new technologies and developing new products, we dedicate substantial resources to engineering, research and development. On December 31, 2004, we employed 75 individuals in engineering, research and development functions. We cannot assure you that our product development efforts will be successful in producing products that respond to technological changes or new products introduced by others.

Our costs associated with research, development and engineering expenses were $2.7 million in 2004, $2.1 million in 2003, and $2.0 million in 2002. We intend to direct our research and development activities toward integrating our various technologies and continuing to develop sub-systems.

Raw Materials Suppliers

The raw materials and components that we purchase are generally available from multiple suppliers. However, beryllium, a material used extensively by our Company, is only available from Brush Wellman, Inc. (“Brush Wellman”), the sole U.S. supplier. Historically, we have had an excellent relationship with Brush Wellman and have not encountered problems in obtaining our supply requirements. However, the partial or complete loss of Brush Wellman as a supplier of beryllium, or production shortfalls or interruptions that otherwise impair the supply of beryllium, would have a material adverse effect on our business, financial condition and results of operations. If such conditions were to occur, it is uncertain whether alternative sources could be developed.

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

Environmental Regulation

We believe that we are currently in compliance, in all material respects, with federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to the protection of the environment and that any non-compliance with such laws will not have a material adverse effect upon our business, financial condition, results of operations, capital expenditures, earnings or competitive position. We cannot assure you, however, (a) that changes in federal, state or local laws, regulations or regulatory policy or the discovery of unknown problems or conditions will not in the future require substantial expenditures or (b) as to the extent of our liabilities, if any, for past failures, if any, to comply with applicable environmental laws, regulations and permits, any of which also could have a material adverse effect on our business, financial condition or results of operations.

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

Pursuant to a remediation plan approved by the Ohio Environmental Protection Agency in 1993, we investigated soils and groundwater at a formerly owned site, and have conducted certain remediation work at this site including soil removal. We have incurred costs of $118 thousand in 2004 and approximately $916 thousand to date. We anticipate remediation costs for this site to continue through 2009, including estimated expenditures of $64 thousand in 2005.

During 1999, we sold the land and building of a previously discontinued division in St. Petersburg, Florida. We conducted investigations of soil and groundwater at the former facility and received approval of the remediation action plan from the Florida Department of Environmental Protection. The remediation system was installed in 2003, and clean up of the site is still in progress. In 2004, we spent $43 thousand on the clean up of this facility and have incurred approximately $685 thousand to date. We anticipate remediation costs for this site to continue through 2007, including estimated expenditures of $56 thousand in 2005.

In December 2001, we received a letter from the United States Environmental Protection Agency (“EPA”) notifying us that we are considered a potentially responsible party for a site located in Prospect, Connecticut, where our former subsidiary operated a screw machine shop from 1961 to 1978, and demanding that we reimburse the EPA for its costs incurred in connection with a time-critical removal action taken by the EPA at the site in 2001. The former subsidiary was merged with Axsys in 1979. In April 2004, the EPA notified us that the total amount of such costs is approximately $650 thousand, including indirect costs and interest. At a meeting with the EPA in April 2004, we advised the EPA of our position that we are not responsible for these costs or the contamination at the site. We have had subsequent communications with the EPA concerning our respective positions, and the EPA advised us that they were not prepared to proceed with settlement discussions until they had conducted a further investigation of the activities of our former subsidiary at the site. In July 2004, the EPA served us with a

104(e) letter requesting detailed information concerning the activities of our former subsidiary at the site. We responded to the 104(e) letter on January 17, 2005. The EPA has designated no other potentially responsible parties. During 2004, we recognized a charge of $32 thousand, net of tax of $18 thousand in discontinued operations, for additional legal expenses related to this site. We paid $121 thousand in 2004 and $328 thousand to date primarily in legal fees related to this site.

During 2004, we recognized a charge of $42 thousand, net of tax of $23 thousand, related to our share of the settlement of an environmental claim concerning a previously discontinued operation.

As of December 2004, we have an accrual of $711 thousand for future costs related to these sites. These estimates have been developed in consultation with outside environmental and legal consultants handling these matters and are based upon an analysis of the anticipated remediation plans. We do not anticipate these matters will have a material adverse effect on our consolidated financial position. It is possible, however, that future results of operations could be materially affected by changes in our assumptions.

We use or generate certain hazardous substances in our manufacturing and engineering facilities. We believe that our handling of these substances is in compliance with applicable local, state and federal environmental, safety and health regulations at each operating location. We invest in protective equipment, process controls and specialized training to minimize risks to employees, surrounding communities and the environment due to the presence and handling of these hazardous substances. We periodically conduct employee physical examinations and workplace air monitoring related to these substances. When exposure problems or potential have been indicated, we implement corrective actions. In general, re-occurrence has been minimal or non-existent. We do not carry environmental impairment insurance.

Employees

As of December 31, 2004, we employed 645 persons, including 459 in manufacturing, 56 in sales, 75 in engineering and 55 in administration. We currently do not have any unions and we consider our relationship with our employees to be satisfactory. There has been no significant interruption of operations due to labor disputes.

Available Information

Our Internet web site is http://www.axsys.com. We make available free of charge on our web site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, reports filed pursuant to Section 16 and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the Securities and Exchange Commission (“SEC”). In addition, we have posted the charters for our Audit Committee, Compensation Committee, and Nominating and Governance Committee on our web site under the headings “Investors.” These charters are not incorporated herein by reference. We will also provide a copy of these documents to shareholders upon request.

Item 2.   PROPERTIES

Axsys leases approximately 4,740 square feet of office space, located at 175 Capital Boulevard in Rocky Hill, Connecticut, for our corporate headquarters. This lease expires in 2010. The principal plants and other significant properties at February 1, 2005 are:

Location	Type of Facility	Square Footage	Leased/Owned; Expiration
Cullman, AL	Manufacturing, Engineering	120,000	Owned
San Diego, CA	Manufacturing, Engineering	64,800	Leased; 2010
Montville, NJ	Distribution	34,400	Leased; 2009
Rochester Hills, MI	Manufacturing, Engineering	29,000	Leased; 2006
North Billerica, MA	Manufacturing, Engineering	19,900	Leased; 2007
Irvine, CA	Distribution	7,800	Leased; 2005

We believe that our facilities are generally sufficient to meet our current and reasonably anticipated manufacturing, distribution and related requirements. We, however, periodically review space requirements to ascertain whether our facilities are sufficient to meet our needs.

Item 3.   LEGAL PROCEEDINGS

Axsys is a defendant in various lawsuits, none of which are expected to have a material adverse effect on Axsys’ business or financial position. It is possible, however, that our results of operations for a particular fiscal period could be materially affected.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None during the quarter ended December 31, 2004.

PART II

Item 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Axsys’ common stock trades on the Nasdaq National Market (“Nasdaq”) under the Symbol “AXYS”. The following table sets forth the range of high and low sales prices as reported by Nasdaq:

	2004		2003
	High	Low	High	Low
Fiscal Years Ended December 31:
First Quarter	$10.700	$8.820	$5.533	$4.666
Second Quarter	15.670	9.710	6.533	4.840
Third Quarter	14.860	12.200	8.500	6.373
Fourth Quarter	18.840	12.750	9.820	8.047

On February 16, 2005, the high sales price was $20.25 and the low sales price was $19.16.

On February 16, 2005, the approximate number of holders of record of Axsys’ common stock was 480. In addition, we believe that as of that date, there were approximately 1,300 beneficial owners.

Dividend Policy

Axsys has applied and currently intends to continue to apply the retained and current earnings toward the development of the business and to finance growth. Axsys did not pay cash dividends on the common stock during the three years ended December 31, 2004, and does not anticipate paying cash dividends in the foreseeable future.

Share Repurchases

On May 11, 2004, Axsys’ Board of Directors authorized the repurchase, from time to time, on the open market or otherwise, of up to 200,000 shares of the our common stock at prevailing market prices or at negotiated prices.  We plan to use the repurchased shares for general corporate purposes, including the satisfaction of commitments under our employee benefit plans and the exercise of stock option grants.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 3 – October 30, 2004	—	$—	—	—
October 31 – November 27, 2004	—	—	—	—
November 28 – December 31, 2004	12	17.81	12	199,988
Total	12	$17.81	12	199,988

Item 6.                        SELECTED FINANCIAL DATA

The following selected financial data for the five fiscal years presented below is derived from Axsys’ audited Consolidated Financial Statements as adjusted to reflect the discontinuance of the Automation Group, in 2002. The data should be read in conjunction with the Consolidated Financial Statements and the related Notes thereto included elsewhere herein.

	Years Ended December 31,
	2004(1)(2)	2003(2)	2002(2)(3)(4)	2001(2)(3)(4)	2000(2)(4)(5)(6)
	(In thousands, except per share data)
Statement of Operations Data:
Net sales	$103,530	$85,109	$79,586	$86,131	$90,421
Gross profit	30,656	23,073	20,132	13,747	19,213
Income (loss) from continuing operations before discontinued operations and cumulative effect of change in accounting principle	9,159	4,998	(3,014)	(5,266)	(3,932)
Net income (loss)	8,664	4,998	(7,061)	(7,152)	9,523
Basic net earnings (loss) per share from continuing operations before discontinued operations and cumulative effect of change in accounting principle	$1.30	$0.72	$(0.43)	$(0.75)	$(0.56)
Basic earnings (loss) per share	$1.23	$0.72	$(1.00)	$(1.02)	$1.36
Weighted-average basic common shares outstanding	7,020	6,986	7,038	7,032	6,986
Diluted earnings (loss) per share from continuing operations before discontinued operations and cumulative effect of change in accounting principle	$1.26	$0.71	$(0.43)	$(0.75)	$(0.56)
Diluted earnings (loss) per share	$1.19	$0.71	$(1.00)	$(1.02)	$1.36
Weighted-average diluted common shares outstanding	7,289	7,074	7,038	7,032	6,986

	At December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Balance Sheet Data:	$85,815	$66,845	$62,372	$68,636	$73,592
Total assets	150	568	1,191	1,392	1,485
Long-term capital lease obligations (less current portion)	3,333	—	—	—	—
Long-term debt (less current portion)	53,093	43,898	39,093	46,440	53,421
Shareholders’ equity

(1)          On April 8, 2004, Axsys acquired the stock of Telic Optics, Inc. (“Telic”). This acquisition was accounted for under the purchase method of accounting, and, accordingly, the results of Telic’s operations have been included in our Consolidated Statements of Operations since the date of acquisition.

(2)          In the second quarter of 2004, the Board of Directors announced the declaration of a 3:2 stock split effected as a stock dividend payable on June 30, 2004 to stockholders of record on June 15, 2004. Stockholders received a dividend of one additional share of Axsys Technologies, Inc. $0.01 par value common stock for every two shares owned on the record date. Fractional shares were cashed out, and payments were made to shareholders in lieu of fractional shares on June 30, 2004. Share and per share information for all prior periods have been restated to reflect the stock split.

(3)          For 2002 and 2001, certain engineering costs have been reclassified from cost of goods sold to operating expenses to conform to the current presentation.

(4)          In the third quarter of 2002, the Automation Group was divested, which included the Fiber Automation division and Automation Engineering, Inc., a wholly owned subsidiary. Accordingly, the Automation Group has been accounted for as discontinued operations and the operating results have been reported separately from continuing operations for all applicable periods. Revenues applicable to these discontinued operations were $1.2 million in 2002, $3.1 million in 2001 and $1.4 million in 2000.

(5)          In September 2000, our Company acquired the stock of Westlake Technology Corporation (“Westlake”). This acquisition was accounted for under the purchase method of accounting and, accordingly, the results of Westlake’s operations have been included in our Consolidated Statements of Operations since the date of acquisition.

(6)          In March 2000, we sold the Beau Interconnect division (“Beau”). Accordingly, Beau has been accounted for as a discontinued operation and the related net assets and operating results have been reported separately from continuing operations in all years presented. Revenues applicable to this discontinued operation were $846 thousand during 2000.

Item 7.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following table sets forth selected financial data on a consolidated basis (in thousands):

	Years Ended December 31,
	2004	2003	2002
Sales	$103,530	$85,109	$79,586
Cost of sales	72,874	62,036	59,454
Gross profit	30,656	23,073	20,132
Selling, general and administrative expenses	18,684	15,986	16,262
Research, development and engineering expenses	2,677	2,059	2,049
Restructuring and special charges	(50)	—	1,854
Operating income (loss)	9,345	5,028	(33)
Interest expense	(254)	(172)	(212)
Interest income	98	115	190
Other (expense) income	(38)	263	10
Income (loss) from continuing operations before income taxes	9,151	5,234	(45)
(Benefit from) provision for income taxes	(8)	236	2,969
Income (loss) from continuing operations	9,159	4,998	(3,014)
Discontinued operations:
Loss from discontinued operations, net of income tax benefit	(495)	—	(4,582)
Cumulative effect of change in accounting principle	—	—	535
Net income (loss)	$8,664	$4,998	$(7,061)

The following table sets forth the percent of sales by segment:

	Years Ended December 31,
	2004	2003	2002
Optical Systems Group	75.5%	74.3%	74.7%
Distributed Products Group	24.5	25.7	25.3

Overview

Axsys Technologies is a leading designer and manufacturer of precision optical solutions for use in aerospace, high performance commercial and defense applications. These solutions are typically comprised of highly accurate optical and/or motion control devices. Our solutions are often embedded in larger systems that depend on precise optical control for accurate operation of critical functions. In addition to optical solutions, we distribute precision ball bearings used in a variety of industrial and commercial applications.

Operating Segments

During 2004, we modified our segment reporting by combining what were previously referred to as the ‘Aerospace and Defense’ and ‘Commercial Products’ groups into a new segment, ‘Optical Systems.’ This change reflects the increasing collaboration among our facilities in the development of products that serve both the aerospace and commercial markets.

Our business is now organized into two groups: Optical Systems Group and Distributed Products Group. The Optical Systems Group designs, manufactures and sells highly precise assemblies and components which are typically embedded in optical systems for both government and commercial applications. The Optical Systems Group plans to continue focusing on growth markets that require highly precise optical and related motion control solutions. These markets include homeland security initiatives, unmanned vehicle applications, the national missile defense market, new weapons platforms, and performance commercial markets. An example of a target commercial market is the material processing business, where we are offering a potentially innovative technology called a ‘fast steering mirror’ that has the opportunity to displace existing galvanometer technology in laser positioning applications. The Optical Systems Group has design and manufacturing facilities in San Diego, California; Cullman, Alabama; Rochester Hills, Michigan; and North Billerica, Massachusetts.

The Distributed Products Group distributes precision ball bearings, spherical plain bearings, and bushings, acquired from various domestic and international sources, to OEM’s and maintenance repair organizations (“MROs”). Additionally, the Distributed Products Group designs, manufactures and sells mechanical-bearing subassemblies for a variety of customers. The Distributed Products Group is comprised of the AST Bearings Division located in Montville, New Jersey, with a satellite distribution center in Irvine, California.

Significant Customers

Raytheon Company (“Raytheon”), an aerospace and defense systems supplier, represented 18.9% of our net sales in 2004 and 15.5% in 2003. During 2002, we did not have a concentration of sales with any one customer. While Raytheon, a prime contractor with the U.S. government, does constitute a significant portion of our business, we do not currently believe that this is at-risk business.

Backlog and Orders

Axsys recognized in 2004 bookings in excess of $119.2 million, ending the year with record backlog of $88.2 million, of which 12.2% will be shipped beyond 12 months. As we look forward, we expect continued growth in the Optical Systems Group, which is supported by the segment’s backlog of $75.6 million at the end of 2004. This group will continue to target orders that require highly precise optical and motion control solutions. Examples include surveillance, military navigation and targeting, ‘smart’ weapons, and medical imaging.

Acquisition of Telic Optics, Inc.

On April 8, 2004 (the “Closing Date”), Axsys acquired all of the stock of Telic Optics, Inc. (“Telic”), a privately-owned manufacturer of infrared optical products. The financial results of Telic are included in our Optical Systems Group, since the date of acquisition.

Telic’s broad infrared optics capabilities increase our product offerings and complement our strong position in reflective optical solutions. In addition, Telic’s products are typically used in ground- and sea-based programs. This complements our historical focus on air- and space-based programs and expands our overall market and program penetration. Finally, the complementary addition of Telic’s technical capabilities to our core technical strengths is expected to increase our competitive advantage by broadening our technical offering to prime contractors who are seeking to outsource the fulfillment of their optical requirements.

The initial purchase price of this acquisition was $14.4 million with an additional earn out of up to $4.0 million over the 36 months following the Closing Date based on certain revenue goals. If revenue goals are achieved, the earn out will increase the amount of Goodwill on our balance sheet and the total purchase price could reach $18.4 million. In addition, $438 thousand of legal, audit and other acquisition related expenses were paid during 2004. Axsys funded the initial cash portion of the purchase price and associated transaction costs through a combination of existing cash balances and outside bank financing.

Included in Axsys’ full year 2004 financial results were $5.3 million of revenues, $2.4 million of gross profit and $1.6 million of operating income from the operations of Telic.

James Webb Space Telescope

During 2004, Axsys received an $18.6 million definitive contract from Ball Aerospace and Technology Corporation to produce the optical mirror substrates for the James Webb Space Telescope (“JWST”). The contract contains $9.9 million of production revenues and $8.7 million for facilitization. During 2004, we recognized $1.0 million of revenues under the percentage of completion method of accounting related to the JWST project.

The JWST, which is due to launch in 2011, will replace the Hubble as NASA’s premier space telescope. Northrop Grumman is the prime contractor. The primary mirror is comprised of 18 individual lightweight beryllium segments, all of which will be fabricated by Axsys. Because of the large size of the primary mirror, JWST will be significantly more sensitive than ground-based infrared telescopes, enabling it to search for the first stars and galaxies formed in the universe billions of years ago.

Axsys’ contract includes the production of optical substrates for an engineering development unit, 18 primary mirror segments and support structures. We expect to complete the engineering development unit in the first quarter of 2005, with delivery of all 18 segments by the end of 2006.

Divestitures

During 2002, Axsys decided to exit the automation market and focus on our other businesses. As part of this decision, we sold three of our business units: our wholly-owned subsidiary Teletrac, Inc. (“Teletrac”), our wholly-owned subsidiary Automation Engineering, Inc. (“AEI”) and our Fiber Automation Division (“FAD”).

We sold the stock of Teletrac, which serves the data storage business, in exchange for an interest-bearing $850 thousand note, which provides for payments equal to ten percent of the revenues generated from the Teletrac business with the balance, if any, due in five years. Because of the uncertain market conditions for data storage products and the terms of the note, Axsys has reserved the entire value of this note and will record any principal and interest payments as ordinary income during the period received. As a result of this sale, an asset impairment and cost of sale charge of $1.0 million has been included in Axsys’ Consolidated Statement of Operations. Under applicable accounting principles, Teletrac has not been treated as a discontinued operation and results of operations through the date of sale in 2002 are recognized in continuing operations. Revenues applicable to the data storage business were $6 thousand in 2002.

As a result of the sale, we closed our Santa Barbara manufacturing facility and relocated our micro-positioning stage, laser interferometer and autofocus product lines to our facility located in Rochester Hills, Michigan during the second quarter of 2002. The total pre-tax cost of $1.1 million associated with the relocation and facility closure included a charge of $436 thousand for thirty terminated employees and a charge of $123 thousand for the disposal of excess furniture and fixtures. A charge of $136 thousand was incurred as a result of the write-off of certain inventory related to the termination of certain minor product lines. Other costs of $358 thousand associated with the relocation included costs for the equipment relocation, employee training and recruitment and facility upgrades in Michigan, which were expensed as incurred.

The sale of stock of AEI and the sale of the net assets of FAD have been accounted for as discontinued operations and the related net assets and operating results have been reported separately from continuing operations in all years presented. Revenues applicable to these discontinued operations were $1.2 million in 2002.

Results of Segment Operations

The following tables and discussion set forth selected financial information from continuing operations on a segment basis for the years ended December 31, 2004, 2003, and 2002. The segment tables, shown below, exclude one-time charges, which are shown separately.

Optical Systems Group Segment

(table in thousands and as a percentage of sales)

	Years Ended December 31,
	2004		2003		2002
Sales	$78,189	100.0%	$63,246	100.0%	$59,438	100.0%
Cost of sales	55,429	70.9%	46,728	73.9%	44,951	75.6%
Gross profit	$22,760	29.1%	$16,518	26.1%	$14,487	24.4%

Sales in the Optical Systems Group segment increased 23.6% for the year ended December 31, 2004 compared to 2003, while sales in this segment increased 6.4% for the year ended December 31, 2003 compared to 2002. Our 2004 revenues included $5.3 million of sales from our 2004 acquisition of Telic. Telic’s capabilities enhance our product offerings to include sophisticated infrared optical solutions used in sea- and ground-based defense applications. We have also experienced significant growth in sales of our motion control solutions and beryllium structures, both of which are used in a variety of highly precise targeting, surveillance and missile defense system platforms. During 2004, we recognized $1.0 million of revenues from the JWST contract under the percentage of completion method of accounting. In addition, sales of our airbearing scanners, which are used in medical imaging applications, increased during 2004.

Gross profit as a percent of sales for the year ended December 31, 2004 increased compared to 2003 and 2002 mainly due to increased volume, sales mix and improved efficiencies in comparison to the past two years. In addition, the acquisition of Telic, which generally earns higher margins, contributed to our continued growth in gross profit for 2004.

The Optical Systems Group, as of December 31, 2004, had a backlog of definitive orders of $75.6 million, of which 12.5% is expected to ship beyond the 2005 fiscal year.

Distributed Products Group Segment

(table in thousands and as a percentage of sales)

	Years Ended December 31,
	2004		2003		2002
Sales	$25,341	100.0%	$21,863	100.0%	$20,148	100.0%
Cost of sales	17,445	69.0%	15,308	70.0%	14,367	71.3%
Gross profit	$7,896	31.0%	$6,555	30.0%	$5,781	28.7%

Sales in the Distributed Products Group increased for the year ended December 31, 2004 in relation to 2003 and 2002 as a result of increased revenues primarily in the industrial automation and consumer goods markets as well as a general increase in new customer activity across multiple markets.

Gross profit as a percent of sales increased in 2004 compared to the prior two years primarily as a result of production efficiencies, higher sales volume and favorable product mix.

One- time Charges included in Cost of Sales (Non-allocated)

(table in thousands and as a percentage of sales)

	Years Ended December 31,
	2004		2003		2002
One-time charges	—	—	—	—	$136	0.2%

During 2002, we recognized a one-time charge of $136 thousand for the elimination of some small product lines resulting from the closure of the California facility.

Operating Expenses

(table in thousands and as a percentage of sales)

	Years Ended December 31,
	2004		2003		2002
Selling, general and administrative expenses	$18,611	18.2%	$15,986	18.8%	$16,262	20.4%
Research, development and engineering expenses	2,677	2.6	2,059	2.4	2,049	2.6
Restructuring and special charges (credits)	(50)	(0.05)	—	—	1,854	2.3

Selling, general and administrative expenses.   Selling, general and administrative expenses (“SG&A) were $18.6 million in 2004 compared to $16.0 million in 2003 and $16.3 million in 2002. Telic incurred $793 thousand of SG&A in 2004. Payments for incentives were higher in 2004 compared to the prior two years as a result of increased production. In addition, we spent more on advertising during 2004 than in the prior two years as we attended more trade shows during the year, and we incurred additional compensation expense of $242 thousand as a result of the termination of an executive officer and the modification of stock option grants under the terms of the severance agreement.

Research, development and engineering expenses.   Research, development and engineering expenses in 2004 increased $618 thousand compared to 2003 primarily due to increased efforts on a variety of projects developed to increase our sales in space and commercial markets.

Restructuring and special charges.   During the second quarter of 2004, we reversed a $50 thousand reserve associated with product lines that were either discontinued or sold during 2002. There were no restructuring and special charges in 2003 compared to $1.9 million in 2002.

During 2002, restructuring charges included $286 thousand for termination expenses incurred in connection with the termination of our Chief Operating Officer as a result of a segment realignment and the subsequent disposal of the Automation Group, $1.0 million associated with asset write-downs and severance expenses resulting from the sale of Teletrac and $559 thousand of costs relating to the relocation of some Commercial OEM product lines from Santa Barbara, California to Rochester Hills, Michigan.

Other Income and Expenses

Interest expense.   Interest expense was $254 thousand in the year ended December 31, 2004, compared to $172 thousand in 2003 and $212 thousand in 2002. The increase in expense in 2004 compared to 2003 is primarily due to interest on our $5.0 million loan, taken in conjunction with the acquisition of Telic, which was partially offset by lower interest paid on capital leases compared to 2003.

Interest income.   Interest income was $98 thousand in the year ended December 31, 2004 compared to $115 thousand in 2003 and $190 thousand in 2002. Interest income is primarily composed of income from cash and cash equivalents and short-term investments. In addition, we received $9 thousand in 2003 and $39 thousand in 2002 in interest income from a note receivable from the 1998 sale of Sensor Systems, which was paid in full during the fourth quarter of 2003.

Other income and expense, net.   Net other expense in 2004 was $38 thousand compared to net other income of $263 thousand in 2003 and $10 thousand in 2002. Currently, other income and expenses is composed of the effects of foreign exchange transactions partially offset by a return of a legal escrow. We had recovered $232 thousand in 2003 and $298 thousand in 2002 from a fully reserved note from the 1998 sales of Sensor Systems. This note was paid in full during the fourth quarter of 2003. During 2002, we recognized a charge of $200 thousand for the disposal of fixed assets.

Income Taxes.   The consolidated effective income tax rate was (0.1%) for the year ended December 31, 2004 compared to 4.5% in 2003 and 2.6% in 2002. The effective rate for each year was impacted by the creation and utilization of a valuation allowance. In accordance with the Statement of Financial Accounting Standards No. 109, we established a $4.6 million valuation allowance against our deferred income tax asset in 2002. As we reported income, we reduced the valuation allowance and utilized $3.2 million in 2004 and $1.4 million in 2003 as deferred income tax assets were realized. Available and prudent tax planning strategies support the deferred income tax asset on the books at December 31, 2004.

For 2005, we expect the consolidated effective income tax rate of Axsys to be approximately 37.5%. The 2005 effective income tax rate reflects the provisions in the American Jobs Creation Act of 2004, which phase out the deduction for export sales and creates a new deduction for U.S. production activities.

Discontinued operations.   During 2004, we incurred an additional charge of $421 thousand, net of taxes of $226 thousand, related to the 2002 divestiture of our Automation Group. In 2002, we believed that we would be able to sublease two facilities formerly occupied by our divested businesses. However, we have not been able to locate tenants for these facilities. These leases will expire in 2006 and the additional charge is sufficient to cover the remaining lease obligations.

In addition, during 2004 we recognized a charge of $74 thousand, net of taxes of $41 thousand, for an environmental-related expense for previously divested operations.

We completed the disposal of the Automation Group in the fourth quarter of 2002. The sale of the Automation Group resulted in a loss of $1.7 million, net of taxes of $1.0 million, which included $729 thousand for the impairment of assets and $980 thousand of closing related expenses. In addition, the operating loss from these facilities, which is also included in discontinued operations, was $2.7 million, net of taxes of $1.6 million, in 2002. The remainder of the loss from discontinued operations in 2002 included a $203 thousand charge, net of taxes of $123 thousand, for an environmental-related expense for a previously divested operation, which was partially offset by $24 thousand of income, net of taxes of $13 thousand from the reversal of unutilized reserves primarily associated with the sale of the Beau Interconnect division in 2000.

Net income (loss).   We had net income of $8.7 million in 2004, net income of $5.0 million in 2003 and a net loss of $7.1 million in 2002. Included in the $8.7 million net income for 2004 is a loss from discontinued operations of $495 thousand as a result of the discontinuation of our Automation Group and charges incurred for environmental related expenses. During 2002, we sold our Automation Group, which resulted in a net loss of $4.4 million including both operating losses and a loss on the sale. In addition, we recognized an income tax provision of $2.9 million from continuing operations, which was primarily the result of the establishment of a valuation allowance to reduce our net deferred income tax assets.

Liquidity and Capital Resources

We fund our operations primarily from cash on hand and cash flow from operations. As of December 31, 2004, cash and cash equivalents totaled $6.0 million. During 2003 and 2002, we maintained a high level of liquidity as evidenced by our current ratio, which was 2.9 as of December 31, 2003 and 2.8 as of December 31, 2002. This strategy was necessary as we restructured Axsys and discontinued unprofitable businesses. With this process complete, we began to seek growth opportunities. To that end, we completed the acquisition of Telic on April 8, 2004 and as a result our current ratio decreased to 2.3 as of December 31, 2004. Axsys funded the initial cash portion of the purchase price and associated transaction costs through a combination of existing cash balances and outside financing. In connection with the transaction, Axsys arranged a $10.0 million credit facility with Bank of America, which included a $5.0 million acquisition-related, five-year term loan and a $5.0 million, two-year revolving line of credit that may be used for working capital and general corporate purposes. As of December 31, 2004, we had not drawn on the revolving line of credit.

Net cash provided by operations was $7.6 million in 2004, $6.8 million in 2003 and $1.8 million in 2002. In 2004, our primary sources of operating cash were $8.7 million of net income plus non-cash expenses, which primarily consists of $2.7 million of depreciation and amortization. These non-cash charges were partially offset by non-cash benefits, including a $1.8 million increase in our net deferred income tax asset, due to the utilization and reversal of a valuation allowance for these assets. We also paid out $902 thousand for liabilities related to discontinued operations, which was offset by an additional accrual for discontinued operations of $762 thousand.

In 2004, we utilized $2.2 million of cash to fund changes in our operating assets and liabilities. We used $4.5 million of cash to fund an increase in our accounts receivable, which resulted from sales growth and higher deferred income billings in our Optical Solutions Group. We also utilized $4.1 million to fund inventory growth in 2004. The inventory growth was related to certain large long-term programs in our Optical Systems Group. The increases in accounts receivable and inventory were partially offset by a $2.1 million increase in accounts payable and a $2.6 million increase in deferred income. The increase in deferred income was the result of our strategy to actively negotiate progress payments into certain large dollar contracts for long-lead time products and long-term programs. This strategy helps to mitigate the near-term negative cash impact of these contracts. The net change in accrued expenses and other liabilities and other long-term liabilities was a $834 thousand increase. The increase was related to increased accruals for compensation-related expenses and an accrual for capital equipment that was received but not invoiced, which were partially offset by the liquidation of an inactive pension plan and the utilization of the reserve for loss contracts. During 2004, we also received a $563 thousand federal income tax refund.

In 2003, our primary sources of operating cash were $5.0 million of net income, $2.9 million of depreciation and a $1.5 million federal income tax refund. The income tax refund was partially offset by a $563 thousand income tax receivable that was recognized in 2003. One of our primary uses of cash was inventory, which grew $2.7 million in 2003. The inventory growth was related to certain large programs in our Optical Systems Group. The cash outflows for inventory were almost entirely offset by a $1.1 million increase in accounts payable and a $1.4 million increase in deferred income. In 2003, we reduced accrued expenses and other liabilities and long-term liabilities by $612 thousand. This was primarily due to the utilization of reserves for loss contracts and restructuring. In addition, we utilized $1.3 million to fund obligations related to our discontinued operations.

In 2002, Axsys’ net loss of $7.1 million included the following non-cash items: a $4.6 million deferred income tax valuation allowance, which was partially offset by a $2.7 million increase in our deferred income tax asset, $2.7 million of depreciation, $751 thousand of losses on capital asset disposals and $888 thousand non-cash restructuring and special charges. We also received a $3.5 million federal income tax refund. The impact of the refund was partially offset by an income tax receivable for $1.6 million, which was booked in

2002 but not received until 2003. During 2002, we collected $2.5 million in deferred income for our beryllium-based products, which was partially offset by a $1.5 million increase in inventories for these products. Trade accounts payable declined by $1.3 million largely due to the timing of inventory receipts in the fourth quarter. In 2002, accrued expenses and other liabilities decreased $643 thousand primarily due to payments for state income taxes, and our 2001 cost reduction plan.

During 2002, net cash provided by discontinued operations was $2.0 million, which was primarily an increase in accrued liabilities and an asset impairment charge taken as a result of the sale of the Automation Group. During 2002, discontinued operations, including the loss on sale, from the Automation Group generated net losses of $4.6 million. In addition, during 2002, we paid $344 thousand in expenses related to the remediation of environmental sites located at former facilities.

Net cash used in investing activities was $11.0 million in 2004, $10.0 million in 2003 and $839 thousand in 2002. In 2004, we utilized $13.7 million to acquire Telic our new subsidiary. The purchase of Telic was partially funded by the sale of $7.0 million of short-term investment securities. Capital expenditures were $4.2 million in 2004, or $1.2 million more than in 2003. The additional capital was used to construct a 20,000 square foot, climate-controlled manufacturing facility in Cullman, AL. The additional space is being used to produce the beryllium mirror substrates and support structures for an engineering development unit, 18 optical mirror segments and two spare units and support structures that comprise the 6.5 meter primary mirror as well as the secondary mirror for JWST.

During 2003, we invested $7.0 million in short-term investment securities. The funds were invested in short-term investment securities in order to minimize interest rate risk and to allow for rapid redeployment when profitable long-term investment or expansion opportunities were identified. In 2003, we also invested $3.0 million in capital equipment. In 2002, we invested $1.4 million in capital equipment, net of $905 thousand of capital lease proceeds, and we received $541 thousand in net proceeds from the sale of discontinued operations.

In 2005, we expect to spend between $3.0 and $3.5 million on capital equipment. The majority of this capital investment will be used to purchase production and testing equipment, which will expand our capacity and improve our efficiency. We also plan to use some of these funds to renovate and expand our recently acquired facility in North Billerica, Massachusetts. We anticipate spending additional funds to replace the information technology platform in our San Diego, California facility. Currently, we are evaluating various information technology systems and the costs and benefits of potentially rolling the new system out to additional facilities. As a result, we are unable to estimate the cost or timing of the information technology platform investment at this time.

Financing activities provided $4.1 million of cash in 2004 and used $1.5 million of cash in 2003 and $898 thousand of cash in 2002. During 2004, we obtained a $5.0 million term loan for the acquisition of Telic and received $360 thousand in proceeds from the exercise of stock options. These sources of funds were partially offset by repayments of $667 thousand on the term loan and $473 thousand on our capital leases.

In 2003 and 2002, funds were used to repay capital leases. In 2003, we utilized $208 thousand to retire five of our capital leases with the highest interest rates before their maturity date. The prepayment penalties on these leases had expired, which enabled us to achieve a modest interest savings. Our remaining capital leases contain prepayment penalties, which decline each year on the anniversary date of their funding. As the penalties decline, management may decide to prepay some or all of the remaining leases. During 2003, we paid $201 thousand to settle litigation regarding our preferred stock, which was liquidated in 1997.

As of December 31, 2004, total debt, which consisted of a term loan and capital leases, was $4.9 million. Total debt as a percentage of total capitalization (total debt and shareholders’ equity) was 8.4% at

December 31, 2004 and 2.2% at December 31, 2003. Given our high level of liquidity, low leverage, positive cash flow from operations and strong relationship with our primary bank, management believes that, if necessary, we will be able to obtain significant amounts of financing on favorable terms, so that we will be able to continue to profitably expand the business.

Shareholder’s equity was $53.1 million, or $7.52 per common share outstanding, at December 31, 2004 compared to $43.9 million, or $6.28 per share, at December 31, 2003. The increase in shareholders’ equity was due primarily to net income of $8.7 million. Most of the remaining increase in shareholders’ equity was related to the exercise of stock options and stock option compensation.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2004, we are not involved in any unconsolidated single-purpose entities.

Contracts and Commitments

Axsys has entered into certain contractual obligations, which will result in material cash outlays over the next several years. A summary of our contractual obligations and commitments for capital leases, minimum lease payment obligations under non-cancelable operating leases and other obligations are as follows (in thousands):

	PAYMENTS DUE BY PERIOD
CONTRACTUAL CASH OBLIGATIONS	TOTAL	LESS THAN 1 YEAR	1 to 3 YEARS	3 to 5 YEARS	AFTER 5 YEARS
Notes Payable	$4,741	$1,165	$2,203	$1,373	$—
Capital leases	540	387	153	—	—
Operating leases	6,348	1,548	2,468	2,206	126
Purchase obligations	1,297	1,114	183	—	—
Other long-term obligations	1,522	817	504	123	78
Total	$14,448	$5,031	$5,511	$3,702	$204

As of December 31, 2004, Axsys had operating lease commitments for all of our facilities, with the exception of our Cullman, Alabama facility, which is owned. In addition, our operating lease commitments included leases on some office equipment.

As of December 31, 2004, Axsys has various purchase obligations, which include long-distance phone service, ATM lines and other commitments. We did not include cellular phone service commitments, as we determined the obligation to be minimal.

Incorporated in other long-term obligations are commitments related to environmental remediation plans and building leases associated with discontinued operations.

Axsys is involved in the various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of December 31, 2004, Axsys determined that it was probable that it would incur approximately $603 thousand of remedial costs, of which $200 thousand is included in current liabilities and $403 thousand is in other long-term liabilities.

During 2002, Axsys disposed of the Automation Group, which included facilities in Wilmington, Massachusetts (“Wilmington”) and Pittsburgh, Pennsylvania (“Pittsburgh”). As part of the terms of the sale, we remain obligated under the operating leases for these facilities. Both leases expire in 2006 and we anticipate our remaining commitment to be $811 thousand. Since 2002, we have been sub-leasing a small portion of our Wilmington facility, however, given the uncertainties regarding the real estate market in both of these regions, we do not believe that we will be able to locate a sublease tenant for the Pittsburgh facility nor be able to sublease the entire Wilmington facility at our contractual rates. Therefore, we have fully reserved for our remaining lease commitments for both facilities and any remaining costs associated with these sites will not have a material adverse effect on our business and financial condition. It is possible, however, that our results of operations for a particular fiscal period could be materially affected.

As of December 31, 2004, we were contingently liable for $680 thousand under outstanding letters of credit. We have issued letters of credit for certain business transactions including insurance programs and building lease security deposits.

As of December 31, 2004, we had one pension plan for which benefits and participation have been frozen. Pension benefits under this plan are generally based upon years of service and compensation. The plan is an unfunded plan with an annual payout of approximately $105 thousand.

Backlog

A substantial portion of our business is of a build-to-order nature requiring various engineering, manufacturing, testing and other processes to be performed prior to shipment. As a result, a significant portion of our annual sales is in our backlog of orders at the beginning of the year. Our backlog of orders increased by 28% or $19.3 million, to $88.2 million at December 31, 2004 from $68.9 million at December 31, 2003. We believe that a substantial portion of our backlog of orders at December 31, 2004 will be shipped over the next twelve months. However, approximately 12% of our current backlog will be shipped in 2006 and beyond. The majority of our longer-term backlog consists of firm contracts with prime contractors of the United States government for our beryllium-machined products.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts for revenues and expenses during the reporting period. On an ongoing basis, management evaluates estimates, including those related to inventory allowances, contingencies, bad debts, warranties, environmental remediation efforts and income taxes. We base our estimates on historical data, when available, experience, and on various other assumptions that are believed to be reasonable under the circumstances, the combined results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

However, some of our contracts are subject to customer acceptance and generally the customer will inspect and accept the product at our facility prior to shipment. Generally, legal title passes to the customer upon shipment. However, occasionally product is shipped FOB destination. When the product is shipped FOB destination, revenues are not recognized until the customer receives the product.

Our policy is to recognize revenues when product is either shipped to or received by the customer. However, certain long-term contracts are accounted for under the percentage of completion model. Incurred costs and estimated gross profits are recognized as sales as work is performed based on the percentage that incurred costs bear to estimated total costs using our estimates of costs and contract value. Cost estimates include direct and indirect costs such as labor, materials and overhead. These contracts require judgment relative to assessing risks, estimating contract revenues and costs, and making assumptions for schedule and technical issues. Contract change orders are included when they can be reasonably estimated and realization is probable. We may receive progress payments that exceed costs incurred on these long-term contracts. Such advances are recognized as billings in excess of costs and are included in accrued expenses and other current liabilities on our Consolidated Balance Sheets.

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

Inventory valuation.   We value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. We regularly review inventory quantities on hand and record a provision for excess or obsolete inventory based on current requirements and historical usage. A significant increase in the demand for our products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess or obsolete inventory quantities on hand. In addition, some of our markets are characterized by rapid technological change or frequent new product development that could result in an increase in the amount of obsolete inventory on hand. Additionally, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess or obsolete inventory.

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

Loss contract reserves.   Generally, our customer contracts are completed within one year of receiving the order. However, occasionally longer lead-time orders are received and we monitor these contracts periodically to determine whether our actual costs are comparable to our cost estimates used at the time of order acceptance. If we determine that our actual costs are significantly exceeding our original estimates, we will record a loss contract reserve. Currently, one contract is covered by a loss contract reserve. We accrued for this contract based on the contract price and the current cost structure, including estimated cost increases. To the extent future manufacturing costs (i.e., labor rates and material costs) change, our loss contract reserves will be impacted.

Environmental contingencies.   We are currently involved in several environmental remediation projects. We accrue for environmental contingencies when (1) responsibility for cleanup is determined and (2) costs are probable and can be reasonably estimated. When costs are not probable and can be reasonably estimated, no accrual is made. As discussed in Note 8 to the Consolidated Financial Statements, we have accrued our estimate of the probable costs for the resolution of these claims. These estimates have been developed in consultation with outside environmental consultants handling these matters and are based upon an analysis of the anticipated remediation plans. We do not anticipate these projects will have a material adverse effect on our consolidated financial position. It is possible, however, that future results of operations could be materially affected by changes in our assumptions.

Self Insurance:   We are self-insured for certain losses related to general liability, workers’ compensation and medical claims. Our liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. The estimated liability is established based on an analysis of historical data and is reviewed by management on a quarterly basis to ensure that the liability is appropriate. While we believe that our estimates are reasonable based on the information currently available, if actual trends, including the severity and frequency of claims, medical cost inflation or fluctuations in premiums, differ from our estimates, our results from operations could be impacted.

Accounting for Income Taxes:   As part of the process of preparing the consolidated financial statements, we are required to estimate the income taxes in each jurisdiction in which we operate. This process involves estimating the actual current tax liabilities together with assessing temporary differences resulting from the differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Consolidated Balance Sheet. We must then assess the likelihood that the deferred tax assets will be recovered, and to the extent that we believe that recovery is not more than likely, we are required to establish a valuation allowance. If a valuation allowance is established or increased during any period, we are required to include this amount as an expense within the tax provision in the Consolidated Statements of Operation. Significant judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recognized against net deferred assets. The valuation allowance is based on our estimates of the taxable income in the jurisdictions in which we operate and the period over which the deferred tax assets will be recoverable. In the event that actual results differ from these estimates or management adjusts these estimates in future periods, we may need to establish an additional valuation allowance, which could materially impact our results of operations.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“Statement 123 (R)”), “Share-Based Payment”, which revised SFAS No. 123, “Accounting for Stock-Based Compensation”. This statement supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations. The revised statement is effective as of the first interim period beginning after June 15, 2005. Axsys will adopt the statement on July 3, 2005 as required. The impact of adoption of Statement 123 (R)

cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had Axsys adopted Statement 123 (R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income (loss) and net income (loss) per share in the stock-based compensation accounting policy note included in Note 1 to the consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) should be recognized as current period charges, and that fixed production overheads should be allocated to inventory based on normal capacity of production facilities. This statement is effective for Axsys’ fiscal year 2006. Axsys is in the process of evaluating whether the adoption of SFAS 151 will have a significant impact on our overall results of operations or financial position.

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

The aerospace and defense industry, which represents the majority of our sales, is largely dependent upon government contracts.   A significant portion of our business and business development efforts are concentrated in the aerospace and defense industry. Our business depends, in significant part, upon the U.S. government’s continued demand in the area of defense for high-end, high performance products of the type that we manufacture. Approximately 48% of our net sales in 2004, 47% of net sales in 2003 and 46% in 2002 were derived directly from contracts with the U.S. government, or its agencies or departments, or indirectly from subcontracts with U.S. government contractors. The majority of these government contracts are subject to termination and renegotiation. As a result, our business, financial condition and results of operations may be materially affected by changes in U.S. government expenditures for defense. In addition, we cannot assure you that current and future government programs will continue to use our products.

We currently have one customer that represents a significant portion of our accounts receivable balance.   As of December 31, 2004, Raytheon Corporation, an aerospace and defense systems supplier, accounted for 28.9% of our outstanding accounts receivable. As of December 31, 2003 and 2002, no individual customer represented more than 10% of our accounts receivable balance. Credit is extended to customers typically on net 30-day terms with periodic reviews of the aging of accounts receivable to identify potentially uncollectible accounts. We do not require collateral.

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

•       protection of the environment, and

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

•       delays in raw materials shipments, as well as other manufacturing delays and disruptions

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

There are a limited number of competitors in each of the markets for the various types of precision optical and positioning products that we sell. Our competitors, especially those in the precision optical and positioning product lines, are typically focused on a smaller number of product offerings than we are, and they are often well entrenched. Some of our competitors have substantially greater resources than we do. Our competitors could develop enhancements to or future generations of competitive products that will offer superior price or performance features to ours. In addition, new processes or technologies could emerge that render our products less competitive or obsolete.

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

The basis of competition in the industries in which we compete could shift and we may not be able to compete successfully.

Our levels of international sales and purchases could pose risks to our operating results.   Our international sales from continuing operations accounted for approximately 12.2% of net sales in 2004, 14.2% in 2003, and 18.1% in 2002. In addition, our products are sold to domestic customers who use them in products that they sell into international markets. Also, we purchase a substantial portion of our ball bearing products from two foreign suppliers and certain other products from other foreign suppliers. Our international sales and purchases are subject to a number of risks generally associated with international operations, including general economic conditions, import and export duties and restrictions, currency fluctuations, changes in regulatory requirements, tariffs and other barriers, political and economic instability and potentially adverse income tax consequences. Any of these factors could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to successfully manage acquisitions.   As part of our business development strategy, we plan to pursue acquisitions in order to expand our product offerings, add to or enhance our base of technical and sales personnel or provide desirable customer relationships. This growth could result in a significant strain on our managerial, financial, engineering and other resources. The rate of our future expansion, if any, in combination with the complexity of the technologies involved in our businesses, may demand an unusually high level of managerial effectiveness in anticipating, planning, coordinating and meeting our operational needs as well as the needs of our customers.

We may not successfully acquire the most complementary businesses. Axsys cannot assure you that we will be able to acquire complementary businesses on a cost-effective basis, integrate acquired operations into our organization effectively, retain and motivate key personnel, or retain customers of acquired firms. We compete for attractive acquisition candidates with other companies or investors, and that competition could increase the cost of pursuing our acquisition strategy or reduce the number of attractive candidates to be acquired. Axsys reviews and considers possible acquisitions on an on-going basis.

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

Although we have not experienced significant problems with our other suppliers in the past, we cannot assure you that such relationships will continue or that, in the event of the termination of one or more of our relationships with those other suppliers, we would be able to obtain alternative sources of supply without a material disruption in our ability to provide products to our customers. In addition, we purchase a substantial amount of the ball bearings that we distribute from two foreign suppliers. Any material disruption in our supply of products would have a material adverse effect on our business, financial condition or results of operations.

Our future success depends on our ability to retain key personnel.   Axsys’ success depends to a significant extent on the continued services of our key executive officers and senior management personnel. The loss of the services of one or more of these individuals may have a material adverse effect on our business, financial condition and results of operations. We do not maintain key man life insurance on our executive officers. In addition, since our continued success is largely dependent upon our ability to design, manufacture and sell high-performance solutions for the high-performance technology market, we are particularly dependent upon our ability to identify, attract, motivate and retain qualified technical personnel, including engineers and skilled machinists, with the requisite educational background and industry experience. Our employees may voluntarily terminate their employment with us at any time, and competition for personnel is intense. Accordingly, we cannot assure that we will be successful in retaining our existing personnel. The loss of the services of a significant number of our technical or skilled personnel, or the future inability to attract technical or skilled personnel, could have a material adverse effect on our business, financial condition and results of operations.

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

One shareholder controls a significant block of Axsys’ stock and this concentration could affect important operating decisions.   The Chairman of the Board and Chief Executive Officer of Axsys owns approximately 27% of the outstanding common stock as of December 31, 2004. As a result, he will have the ability to exert influence with respect to corporate actions, including the election of directors and certain sales or mergers and acquisitions.

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

Absence of Cash Dividends on Common Stock.   Axsys does not anticipate paying cash dividends on our common stock in the foreseeable future.

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

None.

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

Item 9B.               OTHER INFORMATION

None.

PART III

The information required by items 10, 11, 12, 13 and 14 of Part III, other than the disclosure regarding the adoption of our Code of Ethics as required by Item 406(a) of Regulation S-K and the table required by Item 201(d) of Regulation S-K, is incorporated by reference to Axsys’ definitive proxy statement for our 2005 Annual Meeting of Stockholders (“2005 Proxy Statement”) to be filed with the Securities and Exchange Commission within 120 days following the end of Axsys’ fiscal year ended December 31, 2004. If such proxy statement is not so filed, that information will be filed as an amendment to this Form 10-K within 120 days following the end of Axsys’ fiscal year ended December 31, 2004.

Item 10.                 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Except for the information concerning our Code of Ethics, the information required by this item is incorporated by reference from our 2005 Proxy Statement.

Code of Ethics

Axsys adopted a code of ethics applicable to our Chief Executive Officer and Chief Financial Officer, which is a “code of ethics” as defined by applicable rules of the Securities and Exchange Commission. This code of ethics is publicly available on our web site, www.axsys.com.  The information in our web site is not part of this report. If we make any amendments to this code of ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of this code of ethics to our Chief Executive Officer or Chief Financial Officer, we will disclose the nature of the amendment or waiver, the effective date and to whom it applies in a report on Form 8-K filed with the Securities and Exchange Commission.

Item 11.                 EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from our 2005 Proxy Statement.

Item 12.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Except for the information concerning equity compensation plans, the information required by this item is incorporated by reference from our 2005 Proxy Statement under the caption, “Securities Ownership of Directors and Officers.” The following table gives information about our equity securities that may be issued under equity compensation plans as of December 31, 2004. Those securities are shares of common stock that can be issued under our existing Long-Term Stock Incentive Plan.

Plan category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding price of options, warrants and rights	Number of shares of common stock remaining available for further issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	811,106	$9.36	212,760
Equity compensation plans not approved by security holders	—	—	—
Total	811,106	$9.36	212,760

Item 13.                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from our 2005 Proxy Statement.

Item 14.                 PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from our 2005 Proxy Statement.

PART IV

Item 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2) and (c) Financial Statements

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

10.2

Severance Protection Agreement between Axsys and Stephen W. Bershad dated as of February 11, 1999 (filed as Exhibit 10(1) to Axsys’ Form 10-Q, dated May 11, 1999, for the fiscal quarter ended March 31, 1999 (the “March 31, 1999 Form 10-Q”) and incorporated herein by reference).*

10.3	Amendment to Axsys Technologies, Inc. Long-Term Stock Incentive Plan (filed as Exhibit A to Axsys’ Proxy Statement dated April 24, 2000 and incorporated herein by reference).*
10.4	Employment Agreement, dated as of October 12, 2000, between Axsys and Stephen W. Bershad (filed as Exhibit 10(27) to the December 31, 2000 Form 10-K and incorporated herein by reference).*
10.5	Form of Indemnification Agreement for all Directors and Officers of Axsys (filed as Exhibit 10(17) to the December 31, 2001 Form 10-K and incorporated herein by reference).*
10.6	Letter Agreement between David A. Almeida and Axsys dated as of November 14, 2001 (filed as Exhibit 10(18) to the December 31, 2001 Form 10-K and incorporated herein by reference).*
10.7	Severance Protection Agreement between Axsys and David A. Almeida dated as of May 13, 2003 (filed as Exhibit 10.2 to the June 28, 2003 Form 10-Q and incorporated herein by reference).*
10.8	Letter Agreement between Stephen W. Bershad and Axsys dated November 11, 2004, extending term of initial period of the Employment Agreement.*
10.9	Severance Protection Agreement between Axsys and Scott B. Conner dated as of December 3, 2004*
10.10	Summary of Management Incentive Plan*
14	Code of Ethics—Senior Financial Officers (filed as Exhibit 14.1 to the December 31, 2003 Form 10-K and incorporated herein by reference).
21	Subsidiaries of the Registrant
23	Consent of Ernst and Young LLP
31.1	Certification pursuant to Rule 13a-14(a)—Chief Executive Officer

31.2	Certification pursuant to Rule 13a-14(a)—Chief Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350—Chief Executive Officer
32.2	Certification pursuant to 18 U.S.C. Section 1350—Chief Financial Officer

*                    Indicates management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	February 23, 2005	AXSYS TECHNOLOGIES, INC.
(Registrant)
		By	/s/ STEPHEN W. BERSHAD
Stephen W. Bershad
Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated this the 23rd day of February 2005.

/s/ STEPHEN W. BERSHAD	Chairman of the Board of Directors and Chief
Stephen W. Bershad	Executive Officer
/s/ DAVID A. ALMEIDA	Vice President, Chief Financial Officer,
David A. Almeida	Treasurer & Secretary
/s/ ANTHONY J. FIORELLI, JR.	Director
Anthony J. Fiorelli, Jr.
/s/ ELIOT M. FRIED	Director
Eliot M. Fried
/s/ RICHARD F. HAMM, JR.	Director
Richard F. Hamm, Jr.
/s/ ROBERT G. STEVENS	Director
Robert G. Stevens

ANNUAL REPORT ON FORM 10-K

ITEM 8, ITEM 14(a)(1) and (2) and ITEM 14(d)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2004

AXSYS TECHNOLOGIES, INC.

FORM 10-K—ITEM 14(a)(1) and (2) and Item 14(d)
AXSYS TECHNOLOGIES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

The following consolidated financial statements of Axsys Technologies, Inc. are included in Item 8:

The following consolidated financial statement schedule of Axsys Technologies, Inc., is included in Item 14(d):

Schedule II—Valuation and qualifying accounts.	F-31

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of
Axsys Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Axsys Technologies, Inc., and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 14(d). These financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Axsys Technologies, Inc. and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP
Hartford, Connecticut
February 8, 2005

AXSYS TECHNOLOGIES, INC.
Consolidated Balance Sheets
(Dollars in thousands, except share and per share data)

	December 31,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,000	$5,197
Short-term investments	—	6,983
Accounts receivable, net of allowance for doubtful accounts of $685 in 2004 and $653 in 2003	15,715	10,197
Inventories, net	29,698	24,786
Income taxes—deferred and current	3,553	2,203
Other current assets	1,020	1,223
TOTAL CURRENT ASSETS	55,986	50,589
PROPERTY, PLANT AND EQUIPMENT, net	13,337	11,315
NET INTANGIBLE ASSET	2,127	—
GOODWILL	13,013	3,600
OTHER ASSETS	1,352	1,341
TOTAL ASSETS	$85,815	$66,845
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,459	$4,240
Accrued expenses and other current liabilities	9,513	8,170
Deferred income	7,195	4,546
Current portion of long-term capital lease obligations	368	423
Current portion of long term debt	1,000	—
TOTAL CURRENT LIABILITIES	24,535	17,379
CAPITAL LEASES, less current portion	150	568
LONG TERM DEBT, less current portion	3,333	—
OTHER LONG-TERM LIABILITIES	4,704	5,000
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value: authorized 45,000,000 shares, issued 7,186,734 at December 31, 2004 and 2003	72	72
Capital in excess of par	39,612	39,375
Accumulated other comprehensive loss	(97)	(39)
Retained earnings	14,389	5,725
Treasury stock, at cost: 130,216 shares at December 31, 2004 and 199,030 shares at December 31, 2003	(883)	(1,235)
TOTAL SHAREHOLDERS’ EQUITY	53,093	43,898
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$85,815	$66,845

See accompanying notes to consolidated financial statements.

AXSYS TECHNOLOGIES, INC.
Consolidated Statements of Operations
(Dollars in thousands, except share and per share data)

	Years Ended December 31,
	2004	2003	2002
Sales	$103,530	$85,109	$79,586
Cost of sales	72,874	62,036	59,454
Gross profit	30,656	23,073	20,132
Selling, general and administrative expenses	18,684	15,986	16,262
Research, development and engineering expenses	2,677	2,059	2,049
Restructuring and special charges (credits)	(50)	—	1,854
OPERATING INCOME (LOSS)	9,345	5,028	(33)
Interest expense	(254)	(172)	(212)
Interest income	98	115	190
Other (expense) income, net	(38)	263	10
Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	9,151	5,234	(45)
(Benefit from) provision for income taxes	(8)	236	2,969
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	9,159	4,998	(3,014)
Discontinued operations:
Loss from discontinued operations, net of tax benefit of $267 in 2004 and $2,787 in 2002	(495)	—	(4,582)
Cumulative effect of change in accounting principle	—	—	535
NET INCOME (LOSS)	$8,664	$4,998	$(7,061)
BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$1.30	$0.72	$(0.43)
Discontinued operations	(0.07)	—	(0.65)
Cumulative effect of change in accounting principle	—	—	0.08
Total	$1.23	$0.72	$(1.00)
Weighted-average basic common shares outstanding	7,020,184	6,986,094	7,037,432
DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$1.26	$0.71	$(0.43)
Discontinued operations	(0.07)	—	(0.65)
Cumulative effect of change in accounting principle	—	—	0.08
Total	$1.19	$0.71	$(1.00)
Weighted-average diluted common shares outstanding	7,289,437	7,074,342	7,037,432

See accompanying notes to consolidated financial statements.

AXSYS TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Years Ended December 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$8,664	$4,998	$(7,061)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	2,747	2,920	2,663
Deferred income taxes (benefits)	(1,747)	—	1,964
Stock option compensation expense	242	—	—
Contribution to 401(k) plan	58	55	70
Non-cash restructuring and special charges (credits)	(50)	—	888
Loss on disposal of capital equipment	19	55	751
Impairment of assets	—	—	313
Cumulative effect of change in accounting principle	—	—	(535)
Changes in operating assets and liabilities:
Accounts receivable	(4,464)	(129)	594
Inventories	(4,073)	(2,706)	(1,516)
Other current assets and other assets	787	868	1,116
Accounts payable	2,112	1,132	(1,343)
Accrued expenses and other liabilities	1,282	(108)	(592)
Deferred income	2,649	1,431	2,507
Long-term liabilities	(448)	(504)	(51)
Net cash provided by (used in) continuing operations	7,778	8,012	(232)
Net cash (used in) provided by discontinued operations	(140)	(1,261)	1,990
NET CASH PROVIDED BY OPERATING ACTIVITIES	7,638	6,751	1,758
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,239)	(3,027)	(1,380)
Purchase of Telic Optics, Inc., net of cash acquired	(13,728)	—	—
Net sale (purchase) of marketable securities	6,983	(6,983)	—
Net proceeds from sale of discontinued operations	—	—	541
NET CASH USED IN INVESTING ACTIVITIES	(10,984)	(10,010)	(839)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayment of) borrowings, net	3,860	(1,255)	(898)
Proceeds from the exercise of options	360	4	—
Escheatment and settlement of preferred stock	(71)	(213)	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	4,149	(1,464)	(898)
NET CHANGE IN CASH AND CASH EQUIVALENTS	803	(4,723)	21
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	5,197	9,920	9,899
CASH AND CASH EQUIVALENTS AT END OF YEAR	$6,000	$5,197	$9,920

See accompanying notes to consolidated financial statements.

AXSYS TECHNOLOGIES, INC.
Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)
(Dollars in thousands, except share and per share data)

	Common Stock	Capital in Excess of	Accumulated Other Comprehensive	Retained	Treasury Stock		Comprehensive
	Amount	Par	Loss	Earnings	Amount	Total	Income (Loss)
Balance at December 31, 2001	$72	$39,621	$—	$7,788	$(1,041)	$46,440
Net loss	—	—	—	(7,061)	—	(7,061)	$(7,061)
Total comprehensive loss							$(7,061)
Shares received—sale of business	—	—	—	—	(356)	(356)
Contribution to 401(k) plan	—	(34)	—	—	104	70
Balance at December 31, 2002	72	39,587	—	727	(1,293)	39,093
Net income	—	—	—	4,998	—	4,998	$4,998
Foreign exchange contract	—	—	(39)	—	—	(39)	(39)
Total comprehensive income							$4,959
Exercise of stock options	—	(1)	—	—	5	4
Contribution to 401(k) plan	—	2	—	—	53	55
Escheatment of preferred stock	—	(12)	—	—	—	(12)
Preferred stock settlement	—	(201)	—	—	—	(201)
Balance at December 31, 2003	72	39,375	(39)	5,725	(1,235)	$43,898
Net income	—	—	—	8,664	—	8,664	$8,664
Foreign exchange contract	—	—	(84)	—	—	(84)	(84)
Gain on Swap	—	—	26	—	—	26	26
Total comprehensive income							$8,606
Exercise of stock options	—	38	—	—	322	360
Contribution to 401(k) plan	—	28	—	—	30	58
Escheatment of preferred stock	—	(71)	—	—	—	(71)
Stock option compensation	—	242	—	—	—	242
Balance at December 31, 2004	$72	$39,612	$(97)	$14,389	$(883)	$53,093

See accompanying notes to consolidated financial statements.

AXSYS TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
December 31, 2004

Note 1—Summary of Significant Accounting Policies

Business overview.   The accompanying consolidated financial statements include the accounts of Axsys Technologies, Inc. and our wholly-owned subsidiaries (collectively “Axsys”, “Company”, “we”, “our” or “us”).

Axsys is a global leader in the design, manufacturing and distribution of precision components and assemblies for high technology markets. In addition, we distribute precision ball bearings for use in a variety of industrial and commercial applications.

Principles of consolidation.   The consolidated financial statements include the results of Axsys and our wholly-owned subsidiaries. The results of companies disposed of during the fiscal year are included in the consolidated financial statements up to the date of disposal. All significant inter-company balances and transactions have been eliminated in consolidation.

Revenue recognition.   Revenue is recognized in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104. SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Shipping and handling costs, such as freight to customers, are classified in cost of sales.

Our policy is to recognize revenues when product is either shipped to or received by the customer based on the terms of the specific sale. However, certain long-term contracts are accounted for under the percentage of completion model. Revenues and estimated gross profit are recognized as work is performed based on the percentage that incurred costs to date bear to estimated total costs. Cost estimates include direct and indirect costs such as labor, materials and overhead. These contracts require judgment relative to assessing risks, estimating future costs, and making assumptions for schedule and technical issues. Contract changes are included when the costs can be reasonably estimated. We may receive progress payments that exceed costs incurred on these long-term contracts. Such advances are recognized as billings in excess of costs and are included in accrued liabilities and other current liabilities on our Consolidated Balance Sheets.

Provisions for estimated losses on contracts are recognized when losses become evident. These estimates are subject to change and could result in adjustments to contracts in progress.

Cash and cash equivalents.   Cash and cash equivalents include highly liquid investments with an original maturity of three months or less at the date of purchase.

Short-term investments.   Short-term investments include investments in federal agency notes and commercial paper with maturities ranging from 3 months to 12 months at the date of purchase. All short-term investments are classified as held-to-maturity and are recognized at amortized cost.

Financial instruments.   We use derivative instruments, in the form of forward contracts and interest rate swap agreements, to manage certain foreign currency and interest rate exposures. We view derivative instruments as risk management tools, and we do not use them for trading or speculative purposes. Derivatives used for hedging purposes must be designated as an effective hedge of the identified risk exposure at the inception of the contract. Accordingly, changes in fair value of the derivative contract must

AXSYS TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

Note 1—Summary of Significant Accounting Policies (Continued)

be highly correlated with changes in the fair value of the underlying hedged item at inception of the hedge and over the life of the hedge contract.

All derivative instruments are recognized in the balance sheet at fair value. Derivatives used to hedge forecasted cash flows associated with foreign currency sales and interest rate fluctuations are accounted for as cash flow hedges. Gains and losses on derivatives designated as cash flow hedges are recognized in accumulated other comprehensive income (loss) and in earnings in a manner that matches the timing of the earnings impact of the hedged transactions. The ineffective portion of all hedges, if any, is recognized currently in earnings. At December 31, 2004, we had four forward exchange contracts outstanding with a total loss position of $123 included in our accrued liabilities. We also had one interest rate swap agreement with a fair value of $26 relating to a $5,000 variable rate loan included in our other assets.

The table below presents the fair value of those derivative instruments at December 31:

	2004	2003
Forward exchange contracts	$(123)	$(39)
Interest rate swap agreement	26	—

The carrying amounts of our other financial instruments, which include cash equivalents, short-term investments, accounts receivable and accounts payable approximate their fair value due to the short-term nature of such instruments. In addition, the carrying value of long-term debt approximates fair value due to the variable interest rate it bears.

Accounts receivable.   Accounts receivable include only trade accounts receivables. Credit is extended to customers typically on net 30-day terms. We do not require collateral.

As of December 31, 2004, Raytheon Corporation, an aerospace and defense systems supplier, accounted for 28.9% of our outstanding accounts receivable. As of December 31, 2003, no individual customer represented more than 10% of our accounts receivable balance.

Allowance for doubtful accounts.   We periodically review the aging of our accounts receivable over ninety days to identify potentially uncollectible accounts and establish reserves based on experience and discussion with customers. Actual write-offs could differ from our allowance for doubtful accounts. If circumstances change, (i.e., higher than expected defaults or an unexpected material adverse change in a customers ability to meet our financial obligations) our estimates of recoverability of amounts due to us could be reduced by a material amount. Accounts receivable are written off only when all reasonable collection efforts are exhausted.

Research, development and engineering.   Significant costs are incurred each year in connection with research and development programs and administrative engineering costs (“R&D”). Such costs are included in operating expenses as incurred. In situations where the customer reimburses the cost of the R&D effort, the revenue generated is recognized as sales and the expense is included in cost of sales. Research and development expenses, exclusive of engineering costs, were $1,571 in 2004, $756 in 2003 and $1,003 in 2002.

AXSYS TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

Note 1—Summary of Significant Accounting Policies (Continued)

Inventory.   We value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory with cost generally determined using the first in, first out method. A provision for excess or obsolete inventory is recorded based upon an analysis that considers current inventory levels, historical usage patterns and future sales expectations.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) should be recognized as current period charges, and that fixed production overheads should be allocated to inventory based on normal capacity of production facilities. This statement is effective for Axsys’ fiscal year 2006 and is not expected to have a material impact on our financial position or results of operations.

Property, plant and equipment.   Property, plant and equipment are stated at cost, less accumulated depreciation, which includes the depreciation of assets recognized under capital leases. Depreciation is provided primarily by the straight-line method using estimated lives for buildings and improvements of 20 to 25 years and from 3 to 8 years for machinery and equipment. Repair and maintenance costs are expensed as incurred.

Goodwill and other intangibles.   We adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, during 2002. In accordance with SFAS No. 142, goodwill is not amortized. In accordance with the adoption of SFAS No. 142, the negative goodwill of $535 as of December 31, 2001 was reversed as a cumulative effect of a change in accounting principle in the first quarter of 2002. We annually review goodwill to assess recoverability from future operations using undiscounted cash flows. We have completed our annual impairment testing and the goodwill of $13.0 million was determined not to be impaired as of December 31, 2004. Impairments are recognized in operating results when a permanent diminution in value occurs.

Goodwill was $13,013 at December 31, 2004 and $3,600 at December 31, 2003. Goodwill increased in 2004 as a result of the purchase of Telic Optics, Inc. (“Telic”). There were no changes to goodwill in 2003.

Intangible assets acquired as part of business combinations are amortized over their estimated useful lives unless their useful lives are determined to be indefinite. For material business combinations, amounts recognized related to purchased intangibles are determined with the assistance of independent valuations.

Commitments and contingencies.   We are self-insured for certain losses related to general liability, workers’ compensation and medical claims. Our liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. The estimated liability is established based on an analysis of historical data and is reviewed by management on a quarterly basis to ensure that the liability is appropriate. While we believe that our estimates are reasonable based on the information currently available, if actual trends, including the severity and frequency of claims, medical cost inflation or fluctuations in premiums, differ from our estimates, our results from operations could be impacted.

Deferred income.   Deferred income is recognized when we receive milestone payments from customers for either progress billings or for material billings. Material billings primarily occur when customers advance us the cost of beryllium on long-lead time orders.

AXSYS TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

Note 1—Summary of Significant Accounting Policies (Continued)

Warranty.   We provide warranties for certain of our products. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information on the nature, frequency, and average cost of warranty claims.

The following table summarizes product warranty activity for 2004:

Balance at December 31, 2003	Provision, changes and other	Payments	Balance at December 31, 2004
$633	$396	$(279)	$750

Loss contract reserves.   Generally, our customer contracts are completed within one year of receiving the order. However, occasionally longer lead-time orders are received and we monitor these contracts periodically to determine if our actual costs are comparable to our cost estimates used at the time of order acceptance. If we determine that our actual costs are significantly exceeding our original estimates, we will record a loss contract reserve.

Environmental contingencies.   We are currently involved in several environmental remediation projects. We accrue for environmental contingencies when (1) responsibility for cleanup is determined and (2) costs are probable and can be reasonably estimated. When costs are not probable and cannot be reasonably estimated, no accrual is made. We have accrued our estimate of the probable costs for the resolution of these claims. These estimates have been developed in consultation with outside environmental consultants handling these matters and are based upon an analysis of the anticipated remediation plans. We do not anticipate these projects will have a material adverse effect on our consolidated financial position. It is possible, however, that future results of operations could be materially affected by changes in our assumptions.

Income taxes.   We account for income taxes in accordance with SFAS 109. As such, deferred income taxes are determined based on the differences between the financial statement and tax basis of assets and liabilities at enacted income tax rates in effect in the year in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred income tax assets to estimated amounts expected to be realized. Realizability of net deferred income tax assets are evaluated on an ongoing basis. We consider future taxable income, our most recent operating results and various income tax planning strategies in assessing the need for a valuation allowance. In the consideration of the realizability of net deferred income tax assets, recent losses must be given more weight than any projections of future profitability.

Earnings per share.   Basic earnings per share have been computed by dividing net income or loss by the weighted-average number of common shares outstanding. The dilutive effect of stock options on the weighted-average number of common shares outstanding was 269,253 shares for the year ended December 31, 2004 and 88,248 shares as of December 31, 2003. When there is a loss from continuing operations, the computation of the dilutive net loss per share is based on the weighted-average basic shares outstanding. Potentially dilutive common stock options aggregating 16,766 as of December 31, 2002 have

AXSYS TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

Note 1—Summary of Significant Accounting Policies (Continued)

been excluded from the computation of diluted net loss per share because their inclusion would have been anti-dilutive.

Diluted EPS for 2004 excludes 173,475 potential common shares related to our stock compensation plans because the option exercise price was greater than the average market price of our common stock for the period.

Stock-based compensation.   We have adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-based Compensation” and account for stock-based compensation under the provisions of Accounting Board Opinion No. 25, “Accounting for Stock Issued to Employees” using the intrinsic value method. The exercise price on stock options is either greater than or equal to the closing market price on the day of grant, and, accordingly, no compensation cost has been recognized. We do not grant stock options with exercise prices below market value. Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS No. 123 for awards as if we had accounted for such awards under the fair value method.

The following table illustrates the effect on net income/(loss) and income/(loss) per share if we had applied the fair value recognition provisions of SFAS No. 123:

	2004	2003	2002
Reported net income (loss)	$8,664	$4,998	$(7,061)
Stock option-related employee compensation expense	(773)	(755)	(959)
Pro forma net income (loss)	$7,891	$4,243	$(8,020)
Pro forma basic income (loss) per share	$1.12	$0.61	$(1.14)
Weighted-average basic and diluted common shares outstanding	7,020,184	6,986,094	7,037,432
Pro forma diluted income (loss) per share	$1.08	$0.60	$(1.14)
Weighted-average basic and diluted common shares outstanding	7,289,437	7,074,342	7,037,432

The fair value of each option granted in 2004, 2003 and 2002 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 43% of 2004, 68% in 2003 and 68% in 2002; risk-free interest rate of 4.24% in 2004, 4.27% in 2003 and 5.0% in 2002; expected lives of 6 years; and no dividend yield. Using this model, the weighted-average fair value of options granted was $7.05 during 2004, $5.45 during 2003 and $4.53 during 2002. For pro forma purposes, the estimated fair value of the our Company’s stock incentive awards to employees is amortized over the options’ vesting period, which is generally five years. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) (“Statement 123 (R)”), “Share-based

AXSYS TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

Note 1—Summary of Significant Accounting Policies (Continued)

Payment”, which revised SFAS No. 123, “Accounting for Stock-based Compensation”. This statement supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations. The revised statement is effective as of the first interim period beginning after June 15, 2005. Axsys will adopt the statement in the third quarter of 2005 as required. The impact of adoption of Statement 123 (R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had Axsys adopted Statement 123 (R) in prior periods, the annual impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income (loss) and net income (loss) per share in the stock-based compensation accounting policy note included in Note 1 to the consolidated financial statements.

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

Certain amounts in previously issued annual financial statements were reclassified to conform to the 2004 presentation.

Note 2—Acquisitions

On April 8, 2004 (the “Closing Date”), we acquired all of the stock of Telic, a privately owned manufacturer of infrared optics and optical assemblies. Telic’s broad infrared optics capabilities increase our product offerings and complement our strong position in reflective optical solutions. In addition, Telic’s products are typically used in ground-and sea-based programs. This complements our historical focus on air- and space-based programs and expands our overall market and program penetration. Finally, the complementary addition of Telic’s technical capabilities to our core technical strengths is expected to increase our competitive advantage by broadening our technical offering to prime contractors who are seeking to outsource the fulfillment of their optical requirements.

The initial purchase price of this acquisition, after a working capital adjustment of $15, was $14,423 with an additional earn out payment of up to $4,000 over the 36 months following the Closing Date based on the achievement of certain revenue goals. If revenue goals are achieved, the earn out could increase the total purchase price to $18,423. Included in the purchase price was $438 of legal, audit and other acquisition related expenses that were incurred in connection with the acquisition. We funded the purchase price and associated transaction costs through a combination of existing cash balances and outside bank financing.

AXSYS TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

Note 2—Acquisitions (Continued)

The acquisition has been accounted for according to the purchase method of accounting, and, accordingly, the consolidated statements of operations include the results of Telic since the date of the acquisition. The assets acquired and the liabilities assumed were recognized at their estimated fair values within our Optical Systems Group.

Fair value:
Assets acquired	$3,084
Liabilities assumed	(274)
Customer relationship intangible asset	2,200
Goodwill	9,413
Purchase price	14,423
Less: cash acquired	(695)
Net cash paid	$13,728

Goodwill acquired through the purchase of Telic is deductible for income tax purposes.

Unaudited pro forma results of operations for the years ended December 31, 2004 and 2003, as if Axsys had purchased Telic as of the beginning of each year, are presented below. The pro forma results include estimates and assumptions, which we believe are reasonable. However, the pro forma results do not include any cost savings or other effects of the planned integration of Telic, and are not necessarily indicative of the results which would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future.

	As Originally Reported 2004	Pro Forma 2004	As Originally Reported 2003	Pro Forma 2003
Net sales	$103,530	$105,289	$85,109	$94,998
Net income	8,664	9,183	4,998	7,999
Earnings per common share:
Basic	$1.23	$1.31	$0.72	$1.14
Diluted	$1.19	$1.26	$0.71	$1.13

Note 3—Balance Sheet Information

The details of certain balance sheet accounts are as follows:

	2004	2003
Inventories
Raw materials	$6,431	$5,050
Work-in-process	18,371	14,662
Finished goods	9,888	8,991
Gross inventories	34,690	28,703
Less reserve	(4,992)	(3,917)
Inventories, net	$29,698	$24,786

AXSYS TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

Note 3—Balance Sheet Information (Continued)

	2004	2003
Property, plant and equipment:
Land	$291	$291
Buildings and improvements	5,653	4,374
Machinery and equipment	25,437	22,373
Property, plant and equipment	31,381	27,038
Less accumulated depreciation and amortization	(18,044)	(15,723)
Property, plant and equipment, net	$13,337	$11,315

	2004	2003
Accrued expenses and other current liabilities:
Compensation and related benefits	$4,548	$3,083
Income taxes	970	1,053
Liabilities of discontinued operations	922	1,301
Warranty	750	633
Professional fees	392	574
Stock redemption	291	426
Other	1,640	1,100
Total accrued expenses and other current liabilities	$9,513	$8,170

	2004	2003
Other long-term liabilities:
Deferred income taxes	$1,656	$1,504
Loss contract reserve	1,595	1,781
Defined benefit pension and health insurance	649	812
Liabilities of discontinued operations	405	366
Workers’ compensation	199	535
Other	200	2
Total other long-term liabilities	$4,704	$5,000

Note 4—Intangible Assets

As part of the acquisition of Telic, we recognized an intangible asset of $2,200 representing the value of customer relationships. Amortization of this intangible asset is determined using the straight-line method of amortization over 22 years. Amortization expense of $74 in 2004 was included in selling, general and administrative expenses. There was no amortization expense in 2003 or 2002. Amortization expense for each of the next five years is expected to be $100.

Note 5—Capital Lease Obligations

	2004	2003
Capital lease obligations	$518	$991
Less current portion	(368)	(423)
	$150	$568

AXSYS TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

Note 5—Capital Lease Obligations (Continued)

At December 31, 2004 the cost of assets under capital leases was $1,521 with accumulated depreciation of $544 and at December 31, 2003 was $1,703 with accumulated depreciation of $401.

Minimum annual lease payments, including interest, on capital leases are $387 in 2005, and $153 in 2006. All capital lease obligations mature by the end of 2006.

Note 6—Long-term Debt

On April 8, 2004, in connection with the acquisition of Telic, we entered into an unsecured Credit Facility (“Credit Facility”) with Bank of America (“Bank”). The Credit Facility is comprised of a $5,000 two-year Revolving Credit Facility (“Revolving Credit Facility”) and a $5,000 five-year Term Loan facility (“Term Loan”). Repayments of amounts under the Credit Facility are guaranteed by all of our subsidiaries.

The Credit Facility requires that we maintain certain minimum financial covenants, restricts our ability to incur secured indebtedness, and contains various customary provisions, including affirmative covenants, representations and warranties and events of default. As of December 31, 2004, we were in compliance with the covenants and other terms thereof.

Revolving Credit Facility:   The $5,000 Revolving Credit Facility is available through April 8, 2006, subject to optional prepayment in accordance with its terms. Up to $1,000 of the Revolving Credit Facility may be utilized to issue letters of credit. We may elect to have any borrowing under the Revolving Credit Facility bear interest either at the Bank’s prime rate or the 1-month LIBOR rate plus a margin of 100 to 150 basis points, depending on our consolidated funded debt-to-consolidated EBITDA ratio, as defined. At December 31, 2004, there were no borrowings outstanding under the $5,000 Revolving Credit Facility. However, as of December 31, 2004, $680 of the Revolving Credit Facility was utilized for outstanding letters of credit.

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

Term Loan:   The Term Loan is scheduled to mature on April 8, 2009, subject to optional prepayment in accordance with its terms, with annual principal payments totaling $1,000. The Term Loan bears interest at a rate per annum equal to the 1-month LIBOR rate plus a margin of 100 to 150 basis points, depending on our consolidated funded debt-to-consolidated EBITDA ratio, as defined. The interest rate on the term loan was 3.06% as of December 31, 2004. We paid a $40 commitment fee for the Term Loan. As of December 31, 2004, the balance of the Term Loan was $4,333.

AXSYS TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

Note 6—Long-term Debt (Continued)

Interest Rate Swap:   On April 8, 2004, we entered into an interest rate swap agreement with the Bank to hedge interest rate fluctuations on the Term Loan. The interest rate swap has been designated as a cash flow hedge. Under the terms of the interest rate swap, we receive payments based on the 1-month LIBOR rate and make payments based upon a fixed rate of 3.2%. The notional amount of the interest rate swap at inception was $5,000 and it expires on April 8, 2009. The notional amount decreases as principal payments are made on the term loan.

Note 7—Restructuring and Special Charges

Fiscal Year 2004:   During 2004, we reversed a warranty reserve of $50 related to the product lines at the former Santa Barbara, California facility, which were either sold or discontinued, as no longer required.

Fiscal Year 2002:

Relocation of OEM Product Lines:   During 2002, we closed our Santa Barbara, California facility and relocated various commercial product lines to Rochester Hills, Michigan. The total cost of $1,053 associated with the relocation and facility closure included a charge of $436 for thirty terminated employees and a charge of $123 for the disposal of excess furniture and fixtures. A charge of $136 was incurred as a result of the write-off of certain inventory related to the termination of certain minor product lines. Other costs of $358 associated with the relocation included costs for the equipment relocation, employee training and recruitment and facility upgrades in Michigan, which were expensed as incurred.

Sale of Teletrac, Inc.:   On April 5, 2002, we sold all of the stock of the Teletrac, Inc. (“Teletrac”) subsidiary to Storage Test Solutions (“STS”) of Aurora, Colorado. In connection with the sale of Teletrac, we recognized a charge of $1,009 associated with asset write-downs, severance payments and legal expenses. This charge is recognized in restructuring and other special charges.

Reorganization:   In March 2002, we announced the strategic realignment of our business. This plan resulted in a restructuring charge of $178, net of tax of $108 for the termination of three salaried employees in the former Automation Group, which has been included in the loss from discontinued operations. In addition, as part of the segment reorganization, we incurred a charge of $286 for the termination of the Chief Operating Officer, which is included in restructuring and other special charges.

AXSYS TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

Note 7—Restructuring and Special Charges (Continued)

During 2002, we recognized the following amounts as restructuring and special charges in the Consolidated Statement of Operations related to the 2002 restructuring and special charge:

	Cost of Sales	Selling, General and Administrative Expense	Restructuring Charge	Total
Relocation of product lines	$136	$358	$559	$1,053
Sale of Teletrac	—	—	1,009	1,009
Segment reorganization	—	—	286	286
Total	$136	$358	$1,854	$2,348

Through December 31, 2003, we had expended all cash costs in connection with the 2002 restructuring and special charges. The following table shows the balance sheet activity for the restructuring accrual through December 31, 2004 in conjunction with the 2002 restructuring activities:

Restructuring Accrual
2002 Charges	$1,854
2002 Activity	(1,734)
2003 Activity	(70)
2004 Activity	(50)
Balance at December 31, 2004	$—

Note 8—Environmental Contingencies

We are currently involved in several environmental remediation projects. We accrue for environmental contingencies on an undiscounted basis when responsibility for clean up is determined and costs, including legal fees, are probable and can be reasonably estimated.

Pursuant to a remediation plan approved by the Ohio Environmental Protection Agency (“Ohio EPA”) in 1993, we investigated soils and groundwater at a formerly owned site, and have conducted certain remediation work at this site including soil removal. We have incurred costs of $118 in 2004 and approximately $916 to date. We anticipate remediation costs for this site to continue through 2009, including estimated expenditures of $64 in 2005.

During 1999, we sold the land and building of a previously discontinued division in St. Petersburg, Florida. We conducted investigations of soil and groundwater at the former facility and received approval of the remediation action plan from the Florida Department of Environmental Protection. The remediation system was installed in 2003, and clean up of the site is still in progress. In 2004, we spent $43 on the clean up of this facility and have incurred approximately $685 to date. We anticipate remediation costs for this site to continue through 2007, including estimated expenditures of $56 in 2005.

In December 2001, we received a letter from the United States Environmental Protection Agency (“EPA”) notifying us that we are considered a potentially responsible party for a site located in Prospect, Connecticut, where our former subsidiary operated a screw machine shop from 1961 to 1978, and demanding that we reimburse the EPA for its costs incurred in connection with a time-critical removal

AXSYS TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

Note 8—Environmental Contingencies (Continued)

action taken by the EPA at the site in 2001. The former subsidiary was merged with Axsys in 1979. In April 2004, the EPA notified us that the total amount of such costs is approximately $650, including indirect costs and interest. At a meeting with the EPA in April 2004, we advised the EPA of our position that we are not responsible for these costs or the contamination at the site. We have had subsequent communications with the EPA concerning our respective positions, and the EPA advised us that they were not prepared to proceed with settlement discussions until they had conducted a further investigation of the activities of our former subsidiary at the site. In July 2004, the EPA served us with a 104(e) letter requesting detailed information concerning the activities of our former subsidiary at the site. We responded to the 104(e) letter on January 17, 2005. The EPA has designated no other potentially responsible parties. During 2004, we recognized a charge of $32, net of tax of $18 in discontinued operations, for additional legal expenses related to this site. During 2004, we paid $121 in legal fees and we have incurred approximately $328 to date in legal fees.

During 2004, we recognized a charge of $42, net of tax of $23 related to our share of the settlement of an environmental claim concerning a previously discontinued operation.

As of December 2004, we have an accrual of $711 for future costs related to these sites. These estimates have been developed in consultation with outside environmental and legal consultants handling these matters and are based upon an analysis of the anticipated remediation plans. We do not anticipate these matters will have a material adverse effect on our consolidated financial position. It is possible, however, that future results of operations could be materially affected by changes in our assumptions.

Note 9—Litigation

During 2004, we were named as a co-defendant in the case Parker, et al v. Brush Wellman, Inc. et al., a punitive class action lawsuit brought by a group of named plaintiffs who are employees, former employees, or family members of employees and former employees, of Lockheed Martin Corporation (“Lockheed”). The plaintiffs claim that they have suffered personal injuries or are at an increased risk of developing personal injuries as a result of exposure to beryllium-containing materials used at Lockheed’s facility. The plaintiffs purport to represent a class of persons whom they claim are similarly situated. The defendants include Lockheed and various other companies, including Axsys, who are alleged to have supplied beryllium-containing materials used at the facility. The case is currently pending in the United States District Court for the Northern District of Georgia. We have filed a motion to dismiss based on a lack of personal jurisdiction.

Because the case is in its preliminary stages and no meaningful, substantive discovery has been performed, it is premature for us, along with our attorneys, to attempt to evaluate likely outcomes of the case. During 2004, we spent $56 in legal costs and as of December 31, 2004 we had $24 accrued for future legal expenses.

During 2004, we settled an action, which was filed in the Court of Chancery in the State of Delaware on May 30, 1997, against Axsys and three of the directors on behalf of a purported class of persons who purchased our preferred stock. The plaintiff challenged our decision to redeem all of our outstanding shares of the preferred stock. The plaintiff claimed that the defendants (1) breached fiduciary duties in setting the redemption price too low and unfairly seeking to advantage holders of common stock and

AXSYS TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

Note 9—Litigation (Continued)

(2) breached contractual duties as set forth in the Certificate of Designation governing the preferred stock, as well as an implied covenant of good faith and fair dealing. We paid $201 to settle this claim and reflected the charge as a reduction to paid-in-capital in 2003.

Note 10—Shareholders’ Equity

Stock Repurchase:   During 2004, our Board of Directors authorized the repurchase, from time to time, on the open market or otherwise, of up to 200,000 shares of the Axsys common stock at prevailing market prices or at negotiated prices. We plan to use the repurchased shares for general corporate purposes, including the satisfaction of commitments under our employee benefit plans and the exercise of stock option grants. As of December 31, 2004, we repurchased 12 shares under this authorization.

Stock Split:   The Board of Directors declared on June 1, 2004, a 3:2 stock split to be effected as a stock dividend payable on June 30, 2004 to stockholders of record on June 15, 2004. Stockholders received a dividend of one additional share of Axsys $0.01 par value common stock for every two shares owned on the record date. Fractional shares were not issued; rather cash payments were made to shareholders in lieu of fractional shares on June 30, 2004. The cash paid for fractional shares was de minimus.

In conjunction with the stock split, we issued an additional 2,395,578 shares resulting in a total of 7,186,734 issued shares of Axsys $0.01 par value stock on June 30, 2004. We reclassified an amount equal to the par value of the number of shares issued to common stock from retained earnings. All share information, including the basic and diluted weighted-average number of shares and net income per share information, for all reporting periods have been restated retroactively to reflect the effects of the stock split.

Paid in Capital:   During 2004, we recognized $242 of compensation expense related to the modification of certain existing stock options pursuant to the terms of a severance arrangement.

Treasury Stock:   We use treasury stock shares for general corporate purposes, including the satisfaction of commitments under the employee benefit plans and the exercise of stock options. During 2004, we received 11,902 shares of Axsys $0.01 par value common stock as payment in lieu of cash for the exercise of incentive stock options.

During 2002, we sold our wholly owned subsidiary Automation Engineering, Inc. (“AEI”) to an investor group who individually owned shares of Axsys common stock. As a group, the investors owned 9.2% of Axsys common stock prior to the sale of AEI, with individual ownership ranging from 1.8% to 4.6%. The sales price included both cash and a return of 77,784 shares of Axsys stock. The common stock was valued at $4.58 per share, which represented the average of the mean of the bid and ask price of the common stock at the close of trading on the Nasdaq Stock Market for the trading days immediately preceding the closing date.

AXSYS TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

Note 10—Shareholders’ Equity (Continued)

Changes in treasury stock were as follows:

Number of shares	Shares	Amount
Balance at December 31, 2001	145,314	$1,041
Shares received from sale of business	77,784	356
Contribution to the 401(k) plan	(14,616)	(104)
Balance at December 31, 2002	208,482	1,293
Exercise of stock options	(900)	(5)
Contribution to the 401(k) plan	(8,552)	(53)
Balance at December 31, 2003	199,030	1,235
Exercise of stock options, net	(64,108)	(322)
Contribution to the 401(k) plan	(4,718)	(30)
Repurchase of stock	12	—
Balance at December 31, 2004	130,216	$883

Common Stock:

Shares of common stock authorized and issued were 7,186,734 shares at the end of 2004, 2003 and 2002.

Note 11—Supplemental Cash Flow Information

Supplemental cash flow information from continuing operations for the years ended December 31, 2004, 2003 and 2002 is summarized as follows:

	2004	2003	2002
Cash received/(paid) during the year for:
Interest paid	$(177)	$(108)	$(149)
Interest received	99	118	181
Income tax payments	(1,558)	(429)	(383)
Income tax refunds	566	1,522	3,478
Non-cash investing activities:
Equipment acquired under capital leases	—	—	905
Stock proceeds from sale of AEI	—	—	356

AXSYS TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

Note 12—Income Taxes

The income tax (benefit) provision from continuing operations consists of:

	2004	2003	2002
Current income taxes:
U.S. Federal	$1,097	$—	$(1,595)
State and local	376	236	300
	1,473	236	(1,295)
Deferred income taxes:
U.S. Federal	(1,216)	(195)	3,910
State and local	(265)	195	354
	(1,481)	—	4,264
Total income tax (benefit) provision:	$(8)	$236	$2,969

The current and deferred federal and state income taxes reflect the creation of a valuation allowance in 2002 and the utilization of the valuation allowance in 2003 and 2004.

The difference between the provision for income taxes and the amount computed by applying the statutory federal income tax rate to Income (Loss) from Continuing Operations Before Income Taxes and Cumulative Effect of Change in Accounting Principle is as follows:

	2004	2003	2002
Federal statutory rate	35%	35%	35%
Computed expected income tax provision (benefit)	$3,203	$1,832	$(16)
Increase (decrease) in income taxes resulting from:
Net change in valuation allowance	(3,236)	(1,395)	4,631
State and local taxes, net of federal tax benefit	355	348	91
Tax benefit of credits and net operating losses	—	(434)	—
Net alternative minimum tax activity	—	245	—
Tax basis adjustment—sale of subsidiary	—	—	(1,434)
Adjustment to tax accrual	(345)	(318)	(300)
Other	15	(42)	(3)
Actual tax (benefit) provision:	$(8)	$236	$2,969

At December 31, 2004, we had credit carryforwards of approximately $403, which expire at various times between 2018 and 2022. In accordance with the SFAS No. 109, we recognized a valuation allowance during 2002 in the amount of $4,631 to offset a portion of the recognized deferred income tax asset. During 2003 and 2004, the valuation allowance was reduced by $1,395 and $3,236, respectively as deferred income tax assets were realized and since, as of December 31, 2004, it is more likely than not that the net deferred income tax assets will be realized in the future.

Deferred income taxes reflect the net federal and state tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

AXSYS TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

Note 12—Income Taxes (Continued)

Significant components of deferred income taxes are as follows:

	December 31,
	2004	2003
Deferred income tax assets:
Inventories	$2,361	$2,193
Tax credit carry-forward	403	1,144
Net operating loss carry-forward	—	310
Loss contract reserve	720	809
Exit costs of discounted operations	318	316
Sensor Systems accruals	134	170
Note receivable—STS	—	332
Allowance for doubtful accounts	254	255
Pension accruals	296	383
Warranty reserves	193	161
Other, net	124	67
Total deferred income tax asset	4,803	6,140
Valuation allowance	—	(3,236)
Net deferred income tax assets	$4,803	$2,904

Long-term deferred income tax liabilities:

Property, plant and equipment	$(1,464)	$(1,504)
Intangibles	(192)	—
Net long-term deferred income tax liabilities	$(1,656)	$(1,504)

Note 13—Pension Arrangements

As of December 31, 2004, we had one pension plan for which benefits and participation have been frozen. Pension benefits under this plan are generally based upon years of service and compensation. The plan is an unfunded plan with an annual payout of approximately $105 until such time as the sole participant becomes ineligible.

During 2004, we terminated and liquidated a fully-funded pension plan. The net distribution from this plan was in excess of $900. The following table summarizes the components of net periodic pension cost for the defined benefit plans:

	Years Ended December 31,
	2004	2003	2002
Interest cost on projected benefit obligation	$51	$92	$86
Expected return on plan assets	(27)	(44)	(54)
Recognized net actuarial loss	60	53	43
Effect of special events	—	—	(48)
Total pension expense	$84	$101	$27

AXSYS TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

Note 13—Pension Arrangements (Continued)

Assumptions used in accounting for the defined benefit plans as of the plans’ measurement dates were:

	December 31,
	2004	2003
Weighted-average assumptions used to determine benefit obligations at:
Weighted-average discount rate	5.75%	5.75%

	December 31,
	2004	2003
Weighted-average assumptions used to determine net periodic benefit costs for years ending:
Discount rate	5.75%	5.75%
Expected long-term return on plan assets	6.00%	6.00%

The following table sets forth the change in benefit obligation, change in plan assets and the funded status recognized in the Consolidated Balance Sheets for our defined benefit pension plans:

	2004	2003
Change in benefit obligation:
Benefit obligation at beginning of year	$1,385	$1,186
Interest cost	51	92
Actuarial loss	26	211
Benefits/settlements paid	(1,012)	(104)
Benefit obligation at end of year	450	1,385
Change in plan assets:
Fair value of plan assets at beginning of year	906	837
Actual return	12	28
Employer contribution	104	145
Benefits/settlements paid	(1,012)	(104)
Fair value of plan assets at end of year	10	906
Funded status	440	479
Unrecognized net actuarial loss	—	(27)
Accrued benefit cost at December 31	$440	$452

Unrecognized net gains and losses are amortized over the average future service lives of participants. Asset management objectives include maintaining an adequate level of diversification and providing adequate liquidity to meet immediate and future benefit payment requirements. Plan assets for the fully funded plan were invested in a managed portfolio consisting primarily of equity securities, real estate and bonds.

AXSYS TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

Note 13—Pension Arrangements (Continued)

The asset allocation of pension benefit plans at December 31 was:

Asset Category	2004	2003
Money market account	$—	$194
Debt securities	—	178
Real estate	—	176
Government securities	—	170
Other	10	188
Total	$10	$906

We also sponsor a 401(k) plan under which eligible employees may elect to contribute a percentage of their earnings. We match employee contributions to this plan in amounts ranging from 3% to 5% of the employees’ gross earnings. Our matching contributions, were $918 in 2004, $719 in 2003, and $720 in 2002 of which a portion was provided in Axsys stock.

Note 14—Stock Options

In 1991, our shareholders approved our Long-term Stock Incentive Plan (the “Plan”). Shareholders approved amendments to and restatement of the Plan in May 2000 and May 2001, which, among other things, increased the number of shares of common stock authorized for issuance under the Plan by 300,000 each year. As of December 31, 2004, the total number of shares of common stock authorized for issuance under the Plan was 1,200,000 shares, of which 212,760 shares of common stock remain available for grant under the Plan. The Compensation Committee of the Board of Directors (the “Committee”) administers the Plan. The Committee selects participants from among those executives and other employees of Axsys and the subsidiaries who materially contribute to the success of our Company and determines the amounts, times, forms, terms and conditions of grants. Grants may be in the form of options to purchase shares of common stock, stock appreciation rights, restricted stock and performance units (collectively, “Stock Incentives”). Generally, each grant vests 20 percent per year for five years, is exercisable upon vesting and expires in ten years.

AXSYS TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

Note 14—Stock Options (Continued)

During 2004, we modified the stock option grants of a former officer, which resulted in compensation expense of $242. A summary of all outstanding stock options is presented in the table below:

	Stock Options	Weighted-average Exercise Price
Outstanding at December 31, 2002	775,103	$9.93
Granted	194,497	5.67
Forfeited/cancelled	(277,013)	(10.34)
Exercised	(900)	(4.46)
Outstanding at December 31, 2003	691,687	$8.54
Granted	210,278	11.36
Forfeited/cancelled	(14,850)	(10.47)
Exercised	(76,009)	(7.17)
Outstanding at December 31, 2004	811,106	$9.36
Exercisable at December 31, 2004	302,619	$11.29

The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted- average Remaining Life	Weighted-average Exercise Price	Number of Options	Weighted-average Exercise Price
$ 2.72 to $ 5.43	220,200	7.5	$4.66	51,300	$4.62
$ 5.44 to $ 8.15	197,035	6.6	6.89	82,500	7.18
$ 8.15 to $10.87	144,750	7.5	9.94	33,000	9.86
$10.87 to $13.58	90,646	4.4	11.94	37,944	12.43
$13.58 to $16.30	56,250	9.5	14.29	600	14.75
$16.30 to $19.02	90,975	2.0	17.72	88,275	17.74
$19.02 to $24.45	11,250	5.8	24.00	9,000	24.00
$ 2.72 to $24.45	811,106	6.4	$9.36	302,619	$11.29

Note 15—Commitments and Contingencies

Future minimum payments under non-cancelable operating leases (exclusive of property expenses and net of sublease rental income), as of December 31, 2004, are as follows:

2005	$1,548
2006	1,282
2007	1,186
2008	1,102
2009 and thereafter	1,230
$6,348

AXSYS TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

Note 15—Commitments and Contingencies (Continued)

Rent expense under such leases, net of sublease rental income, amounted to $1,598 in 2004, $1,400 in 2003 and $1,517 in 2002. We anticipate receiving an aggregate of $6 in future sublease rental income. As of December 31, 2004, we were contingently liable for $680 under outstanding letters of credit. We have issued letters of credit for certain business transactions including insurance programs and building lease security deposits.

In the normal course of business, we are liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect our financial position or annual results of operations.

Note 16—Discontinued Operations

During 2004, we recognized a charge of $74, net of tax of $41, related to legal and consulting expenses related to environmental clean up sites. (See Note 11 of the Consolidated Financial Statements.) In 2004, we also recognized an additional loss reserve in relation to the 2002 sale of the Automation Group. The charge of $421, net of tax $226, represents rental expenses for two facilities.

During 2002, we sold the Automation Group, which consisted of two manufacturing facilities, one in Pittsburgh, Pennsylvania and the other in Wilmington, Massachusetts. In conjunction with the sale of the Automation Group, we recognized, in 2002, a loss from discontinued operations of $1,709, net of taxes of $1,029. This loss included a charge of $729 for the impairment of assets and $980 of closing related expenses. The operating loss from discontinued operations for 2002 was $2,692, net of taxes of $1,638. Revenues from the Automation Group were $1,177 in 2002.

The loss from discontinued operations, net of tax, recognized in the Consolidated Statements of Operations includes the following:

	2004	2003	2002
Automation Group—operating loss	$(421)	$—	$(2,692)
Automation Group—loss on sale	—	—	(1,709)
Environmental charges for previously divested businesses	(74)	—	(203)
Reversal of unutilized reserves from a previously disposed of business	—	—	22
Loss from discontinued operations	$(495)	$—	$(4,582)

Note 17—Segment Data

Our Company’s continued growth led us to modify our segments in 2004. All of our engineering and manufacturing facilities are selling products and solutions into both the aerospace and defense and the commercial markets. In addition, we are developing more sophisticated solutions that draw from the diverse technical capabilities of all of our facilities. As a result of these operational changes, we combined our former Aerospace and Defense Group and our former Commercial Products Group into a single reporting segment, Optical Systems Group. This new segment structure incorporates all the facilities, engineers and staff contributing to our optics strategy and more accurately reflects the way we manage our business.

AXSYS TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

Note 17—Segment Data (Continued)

The Optical Systems Group designs, manufactures and sells highly precise assemblies and components which are typically embedded in optical platforms for both government and commercial applications. Products can be grouped into four primary areas; precision metal optical products, infrared optical products, motion control products, and precision machined lightweight structures. However, customer requirements sometimes demand an optical solution that combines products from two or three of these areas into a sophisticated optical system. The Optical Systems Group has design and manufacturing facilities and each facility is identified as a reporting unit as follows: Motion Control Products in San Diego, California, Precision Machined Products in Cullman, Alabama, Imaging Systems in Rochester Hills, Michigan and IR Systems in North Billerica, Massachusetts.

The Distributed Products Group distributes precision ball bearings, spherical plain bearings and bushings, acquired from various domestic and international sources, to original equipment manufacturers and maintenance repair organizations. The bearings and bushings are used in a variety of industrial automation and commercial markets. Additionally, the Distributed Products Group designs, manufacturers and sells mechanical-bearing subassemblies for a variety of customers. The Distributed Products group is comprised of the reporting unit AST Bearings Division located in Montville, New Jersey, with a satellite distribution center in Irvine, California.

Segment information for all prior periods has been restated to reflect the new operating segments.

The following tables present financial data for each segment:

	2004	2003	2002
Net sales from continuing operations:
Optical Systems Group	$78,189	$63,246	$59,438
Distributed Products Group	25,341	21,863	20,148
Total sales	$103,530	$85,109	$79,586
Income (loss) from continuing operations before income taxes and cumulative change in accounting principle:
Optical Systems Group	$11,063	$7,063	$5,052
Distributed Products Group	2,566	1,900	1,211
Non-allocated expenses	(4,478)	(3,729)	(6,308)
Income (loss) from continuing operations before income taxes and cumulative change in accounting principle	$9,151	$5,234	$(45)
Capital expenditures of continuing operations:
Optical Systems Group	$4,062	$2,908	$1,227
Distributed Products Group	149	103	124
Corporate	28	16	29
Total capital expenditures	$4,239	$3,027	$1,380

AXSYS TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

Note 17—Segment Data (Continued)

	2004	2003	2002
Depreciation and amortization of continuing operations:
Optical Systems Group	$2,251	$2,422	$2,150
Distributed Products Group	154	219	223
Corporate	269	279	290
Total depreciation	2,674	2,920	2,663
Amortization of intangibles	73	—	—
Total depreciation and amortization	$2,747	$2,920	$2,663

	December 31,
	2004	2003
Identifiable assets:
Optical Systems Group	$61,552	$37,566
Distributed Products Group	12,787	12,366
Non-allocated assets	11,476	16,913
Total assets	$85,815	$66,845
Goodwill:
Optical Systems Group	$11,573	$2,160
Distributed Products Group	1,440	1,440
Total goodwill	$13,013	$3,600

Included in non-allocated expenses are general corporate expense, interest expense, and other income and expense. Identifiable assets by segment consist of those assets that are used in the segments’ operations. Non-allocated assets are comprised primarily of short-term investments, cash and cash equivalents, corporate assets and net deferred income tax assets.

The following table presents the non-allocated identifiable assets:

	December 31,
	2004	2003
Non-allocated assets:
Cash and cash equivalents	$6,000	$5,197
Income taxes—deferred and current	3,553	2,203
Long-term deferred income tax asset	1,250	1,264
Short-term investments	—	6,983
Other corporate assets	673	1,266
Total assets	$11,476	$16,913

AXSYS TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

Note 17—Segment Data (Continued)

The table below presents sales from continuing operations to specific geographic regions. Substantially all of our assets are located within the United States.

	Years Ended December 31,
	2004	2003	2002
United States	$91,069	$73,051	$65,179
Europe	8,672	8,991	10,951
Other foreign	3,789	3,067	3,456
Total sales	$103,530	$85,109	$79,586

Sales activity with one customer, Raytheon, represented 25% in 2004 and 21% in 2003 of our net sales within the Optical Systems Group. During 2002, we did not have a concentration of sales with any one customer.

Within our Optical Systems Group, we had aggregate sales, both military and non-military, directly to the U.S. government, including its agencies and departments, of $2,367 in 2004, $3,397 in 2003 and $4,570 in 2002. In addition, sales of $47,574 in 2004, $36,633 in 2003 and $32,356 in 2002 were derived from subcontracts with U.S. government contractors. The majority of these contracts are subject to termination at the convenience of the U.S. government, and certain contracts are also subject to renegotiation. Currently, we are not aware of any proposed termination or renegotiation of such contracts that would have a material adverse effect on our business.

The raw materials and components that we purchase are generally available from multiple suppliers. However, beryllium, a material we use extensively within our Optical Systems Group, is only available from Brush Wellman, Inc. (“Brush Wellman”), the sole U.S. supplier. Historically, we have had an excellent relationship with Brush Wellman and have not encountered problems in obtaining our supply requirements. However, the partial or complete loss of Brush Wellman as a supplier of beryllium, or production shortfalls or interruptions that otherwise impair the supply of beryllium, would have a material adverse effect on our business, financial condition and results of operations. If such conditions were to occur, it is uncertain whether alternative sources could be developed. We paid Brush Wellman $9,660 in 2004, $5,855 in 2003 and $12,462 in 2002.

In addition, within our Distributed Products Group, we purchase a substantial amount of ball bearings that we distribute from two foreign suppliers. While we believe that we could obtain alternate sources of supply, any interruption in the flow of products from these suppliers, or significant increases in the cost of these products, could have an adverse effect on our business, financial condition and results of operations. We paid these two suppliers $6,406 in 2004, $5,438 in 2003 and $3,114 in 2002.

AXSYS TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

Note 18—Selected Quarterly Financial Data

Selected quarterly financial data for the years ended December 31, 2004 and 2003 is summarized as follows (in thousands, except per share data):

	Quarters Ended (Unaudited):
Statement of Operations Data:	March 2004	June 2004	September 2004	December 2004
Net sales	$23,406	$25,729	$26,356	$28,039
Gross profit	6,781	7,821	7,949	8,105
Income from continuing operations before discontinued operations	1,613	1,975	1,927	3,644
Net income	1,613	1,975	1,927	3,149
Diluted net income per share from continuing operations	$0.23	$0.27	$0.27	$0.49
Diluted net income per share applicable to common shareholders	$0.23	$0.27	$0.27	$0.43
Diluted weighted-average common shares outstanding	7,117	7,224	7,241	7,408

	Quarters Ended (Unaudited):
Statement of Operations Data:	March 2003	June 2003	September 2003	December 2003
Net sales	$20,373	$21,693	$21,203	$21,840
Gross profit	5,447	5,986	5,714	5,926
Income from continuing operations before discontinued operations	874	1,436	1,225	1,463
Net income	874	1,436	1,225	1,463
Diluted net income per share from continuing operations	$0.12	$0.20	$0.17	$0.20
Diluted net income per share applicable to common shareholders	$0.12	$0.20	$0.17	$0.20
Diluted weighted-average common shares outstanding	7,004	7,040	7,103	7,156

AXSYS TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

COL. A	COL.B	COL. C	COL. D		COL. E		COL. F
		Additions
Classification	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
Year ended December 31, 2004:
Inventory Valuation Reserve	$3,917	$1,164	88	(b)	$177		$4,992
Allowance for Doubtful Accounts	653	119	—		87	(a)	685
Year ended December 31, 2003:
Inventory Valuation Reserve	$3,593	$512	$70	(b)	$258		$3,917
Allowance for Doubtful Accounts	509	234	—		90	(a)	653
Year ended December 31, 2002:
Inventory Valuation Reserve	$3,482	$540	$48	(b)	$477		$3,593
Allowance for Doubtful Accounts	654	113	—		258	(a)	509

(a)           Un-collectible accounts written off, net of recoveries.

(b)          Result of adjustments to cost accounting standards, which increased gross inventory as well as inventory reserve.

EXHIBIT INDEX

Exhibit Number	Description
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

10.2

Severance Protection Agreement between Axsys and Stephen W. Bershad dated as of February 11, 1999 (filed as Exhibit 10(1) to Axsys’ Form 10-Q, dated May 11, 1999, for the fiscal quarter ended March 31, 1999 (the “March 31, 1999 Form 10-Q”) and incorporated herein by reference).*

10.3	Amendment to Axsys Technologies, Inc. Long-Term Stock Incentive Plan (filed as Exhibit A to Axsys’ Proxy Statement dated April 24, 2000 and incorporated herein by reference).*
10.4	Employment Agreement, dated as of October 12, 2000, between Axsys and Stephen W. Bershad (filed as Exhibit 10(27) to the December 31, 2000 Form 10-K and incorporated herein by reference).*
10.5	Form of Indemnification Agreement for all Directors and Officers of Axsys (filed as Exhibit 10(17) to the December 31, 2001 Form 10-K and incorporated herein by reference).*
10.6	Letter Agreement between David A. Almeida and Axsys dated as of November 14, 2001 (filed as Exhibit 10(18) to the December 31, 2001 Form 10-K and incorporated herein by reference).*
10.7	Severance Protection Agreement between Axsys and David A. Almeida dated as of May 13, 2003 (filed as Exhibit 10.2 to the June 28, 2003 Form 10-Q and incorporated herein by reference).*
10.8	Letter Agreement between Stephen W. Bershad and Axsys dated November 11, 2004, extending term of initial period of the Employment Agreement.*
10.9	Severance Protection Agreement between Axsys and Scott B. Conner dated as of December 3, 2004*
10.10	Summary of Management Incentive Plan*
14	Code of Ethics—Senior Financial Officers (filed as Exhibit 14.1 to the December 31, 2003 Form 10-K and incorporated herein by reference).
21	Subsidiaries of the Registrant
23	Consent of Ernst and Young LLP
31.1	Certification pursuant to Rule 13a-14(a)—Chief Executive Officer
31.2	Certification pursuant to Rule 13a-14(a)—Chief Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350—Chief Executive Officer
32.2	Certification pursuant to 18 U.S.C. Section 1350—Chief Financial Officer

*                    Indicates management contracts or compensatory plans or arrangements.