Form 10-Q
period 2005-04-02
AXSYS TECHNOLOGIES INC
filed 2005-05-02
CIK 206030

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2005

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

                   Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

                   Yes ☐  No ☒

7,091,000 shares of Common Stock, $.01 par value, were outstanding as of April 27, 2005.

AXSYS TECHNOLOGIES, INC.

PART I — FINANCIAL INFORMATION

AXSYS TECHNOLOGIES, INC.

Consolidated Balance Sheets

(Dollars in thousands)

	April 2, 2005 (Unaudited)	December 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,265	$6,000
Accounts receivable — net	15,316	15,715
Inventories — net	30,468	29,698
Deferred income taxes	3,224	3,553
Other current assets	1,151	1,020
TOTAL CURRENT ASSETS	57,424	55,986
PROPERTY, PLANT AND EQUIPMENT — net	13,142	13,337
INTANGIBLE ASSET - net	2,102	2,127
GOODWILL	13,013	13,013
OTHER ASSETS	1,395	1,352
TOTAL ASSETS	$87,076	$85,815

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$5,868	$6,459
Accrued expenses and other liabilities	9,367	9,513
Deferred income	7,441	7,195
Current portion of long-term capital lease obligations	368	368
Current portion of long-term debt	1,000	1,000
TOTAL CURRENT LIABILITIES	24,044	24,535
CAPITAL LEASES, less current portion	54	150
LONG-TERM DEBT, less current portion	3,083	3,333
OTHER LONG-TERM LIABILITIES	4,550	4,704
SHAREHOLDERS’ EQUITY:
Common stock, authorized 30,000,000 shares, issued and outstanding 7,186,734 shares at April 2, 2005 and December 31, 2004	72	72
Capital in excess of par	39,955	39,612
Accumulated other comprehensive income (loss)	26	(97)
Retained earnings	15,996	14,389
Treasury stock, at cost, 97,222 shares at April 2, 2005 and 130,216 at December 31, 2004	(704)	(883)
TOTAL SHAREHOLDERS’ EQUITY	55,345	53,093

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$87,076	$85,815

See accompanying notes to consolidated financial statements.

AXSYS TECHNOLOGIES, INC.

Consolidated Statements of Operations

(Dollars in thousands, except share and per share data  — Unaudited)

	For the Three Months Ended
	April 2, 2005	April 3, 2004

Net sales	$28,648	$23,406
Cost of sales	20,192	16,625
Gross profit	8,456	6,781

Selling, general and administrative expenses	5,100	4,399
Research, development and engineering expenses	744	576
Operating income	2,612	1,806
Interest expense	(67)	(32)
Interest income	42	25
Other expense, net	(15)	(7)
Income before income taxes	2,572	1,792
Provision for income taxes	965	179
Net income	$1,607	$1,613

BASIC INCOME PER SHARE:
Total	$0.23	$0.23

Weighted average basic common shares outstanding	7,064,907	6,988,414

DILUTED INCOME PER SHARE:
Total	$0.22	$0.22

Weighted average dilutive common shares outstanding	7,450,024	7,182,002

See accompanying notes to consolidated financial statements.

AXSYS TECHNOLOGIES, INC.

Consolidated Statements of Cash Flow

(Dollars in thousands - Unaudited)

	Three months Ended
	April 2, 2005	April 3, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,607	$1,613
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	769	687
Deferred income taxes	420	—
Stock contribution to 401(k) plan	16	16
Loss on disposal of capital assets	—	15
Changes in operating assets and liabilities:
Accounts receivable	399	(2,964)
Inventories	(770)	(2,126)
Other current assets	(109)	271
Accounts payable	(591)	2,285
Accrued expenses and other liabilities	(100)	(653)
Deferred income	246	960
Long-term liabilities	(233)	4
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,654	108

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net	(549)	(911)
Proceeds from sale of short-term investments	—	4,491
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(549)	3,580

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of borrowings	(346)	(188)
Proceeds from the exercise of options	431	2
Distribution from preferred stock settlement fund	75	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	160	(186)

NET INCREASE IN CASH	1,265	3,502

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,000	5,197
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,265	$8,699

Supplemental cash flow information
Cash (paid for) received from:
Interest paid	$(51)	$(16)
Interest received	50	30
Income tax payments	(180)	(335)

See accompanying notes to consolidated financial statements.

AXSYS TECHNOLOGIES, INC.

Consolidated Statements of Shareholders’ Equity

For the Three Months Ended April 2, 2005 and April 3, 2004

(Dollars in thousands - Unaudited)

	Common Stock	Capital in Excess of	Accumulated Other Comprehensive	Retained	Treasury Stock		Comprehensive
	Amount	Par	Gain/ (Loss)	Earnings	Amount	Total	Income
Balance at December 31, 2004	$72	$39,612	$(97)	$14,389	$(883)	$53,093

Net income	—	—	—	1,607	—	1,607	$1,607
Foreign exchange contract	—	—	46	—	—	46	46
Gain on interest rate swap	—	—	77	—	—	77	77
Total comprehensive income							$1,730
Distribution from preferred stock settlement fund	—	75	—	—	—	75
Exercise of stock options	—	258	—	—	173	431
Contribution to 401(k) plan	—	10	—	—	6	16
Balance at April 2, 2005	$72	$39,955	$26	$15,996	$(704)	$55,345

Balance at December 31, 2003	$72	$39,375	$(39)	$5,725	$(1,235)	$43,898

Net income	—	—	—	1,613	—	1,613	$1,613
Foreign exchange contract	—	—	27	—	—	27	27
Total comprehensive income							$1,640
Exercise of stock options	—	(1)	—	—	3	2
Contribution to 401(k) plan	—	6	—	—	10	16
Balance at April 3, 2004	$72	$39,380	$(12)	$7,338	$(1,222)	$45,556

See accompanying notes to consolidated financial statements.

AXSYS TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share data  — Unaudited)

Note 1 — Basis of Presentation

Axsys Technologies, Inc. (“Axsys” or “we”) prepared the unaudited Consolidated Financial Statements as of and for the three months ended April 2, 2005 and April 3, 2004.  In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows for such periods have been made, and the interim accounting policies followed are in conformity with generally accepted accounting principles and are consistent with those applied for annual periods as described in Axsys’ Annual Report on Form 10-K for the year ended December 31, 2004, previously filed with the Securities and Exchange Commission (the “Annual Report”).

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted as permitted by the SEC.  It is suggested that these consolidated financial statements be read in conjunction with the financial statements included in Axsys’ Annual Report for the year ended December 31, 2004.  The results of operations for the three months ended April 2, 2005 and April 3, 2004 are not necessarily indicative of the operating results for the full year.

Basic earnings per share have been computed by dividing net income by the weighted average number of common shares outstanding.  The dilutive effect of stock options on the weighted average number of common shares was 385,117 shares for the three months ended April 2, 2005 and 193,588 shares for the three months ended April 3, 2004.  Diluted earnings per share for the three-months ended April 2, 2005 excludes 51,011 potential common shares related to our stock compensation plans because the option exercise price was greater than the average market price of our common stock for the period.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”. SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The following table illustrates the effect on net income and income per share if we had applied the fair value recognition provisions of SFAS No. 123:

	Three Months Ended
	April 2, 2005	April 3, 2004
Reported net income	$1,607	$1,613
Add: Stock-based compensation expense included in reported net income, net of related tax effect	—-	—
Deduct: Total stock-based employee compensation expense, net of related tax effect	(126)	(186)

Pro forma net income	$1,481	$1,427

Pro forma basic income per share	$0.21	$0.20
Weighted average basic common shares outstanding	7,064,907	6,988,414

Pro forma diluted income per share	$0.20	$0.20
Weighted average diluted common shares outstanding	7,450,024	7,182,002

Note 2 — Inventories, net

    Inventories, determined by lower of cost (first-in, first-out or average) or market, consist of:

	April 2,	December 31,
	2005	2004
Raw materials	$6,856	$6,431
Work-in-process	18,204	18,371
Finished goods	10,145	9,888
Gross inventories	35,205	34,690
Less reserve	(4,737)	(4,992)
Net inventories	$30,468	$29,698

Note 3 — Derivative Financial Instruments

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

All derivative instruments are recorded in the balance sheet at fair value. Derivatives used to hedge forecasted cash flows associated with foreign currency sales and interest rate fluctuations are accounted for as cash flow hedges. Gains and losses on derivatives designated as cash flow hedges are recognized in accumulated other comprehensive income (loss) and in earnings in a manner that matches the timing of the earnings impact of the hedged transactions. The ineffective portion of all hedges, if any, is recognized currently in earnings.  At April 2, 2005, we had three forward exchange contracts outstanding with a total loss position of $46 included in our accrued liabilities.  We also had one interest rate swap agreement with a fair value of $72 relating to a $5,000 variable rate loan included in our other assets.

The table below presents the fair value of those derivative instruments:

	April 2,	December 31,
	2005	2004
Forward exchange contracts	$(46)	$(123)
Interest rate swap agreement	72	26

Note 4 — Segment Data

Axsys classifies its businesses under two major groups, the Optical Systems Group and the Distributed Products Group.

 The Optical Systems Group designs, manufactures and sells highly precise assemblies and components that are typically embedded in optical platforms for both government and commercial applications.  Products can be grouped into four primary areas; precision metal optical products, infrared optical products, motion control products, and precision machined lightweight structures.  However, customer requirements sometimes demand an optical solution that combines products from two or three of these areas into a sophisticated optical system.  The Optical Systems Group plans to continue focusing on growth markets that require highly precise optical and related motion control solutions.  These markets include homeland security initiatives, unmanned vehicle applications, the national missile defense market, new weapons platforms, and high-performance commercial markets.

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

The following tables present the operating results for each of Axsys’ segments:

	Three Months Ended:
	April 2, 2005	April 3, 2004
Net sales:
Optical Systems Group	$22,269	$17,213
Distributed Products Group	6,379	6,193
Total net sales	$28,648	$23,406

Income before income taxes:
Optical Systems Group	$3,253	$2,271
Distributed Products Group	459	592
Non-allocated expenses	(1,140)	(1,071)
Total income before income taxes	$2,572	$1,792

The following table presents the details of the non-allocated expenses:

	Three Months Ended:
	April 2, 2005	April 3, 2004
Non-allocated expenses:
Corporate expenses	$(1,100)	$(1,039)
Interest expense	(67)	(32)
Interest income	42	25
Loss on disposal of property, plant and equipment	—	(15)
Miscellaneous other (expense)	(15)	(10)
Total non-allocated expenses	$(1,140)	$(1,071)

The following table presents the identifiable assets for each of Axsys’ segments:

	April 2, 2005	December 31, 2004
Identifiable assets:
Optical Systems Group	$61,302	$61,552
Distributed Products Group	13,372	12,787
Non-allocated assets	12,402	11,476
Total identifiable assets	$87,076	$85,815

	April 2, 2005	December 31, 2004
Goodwill:
Optical Systems Group	$11,573	$11,573
Distributed Products Group	1,440	1,440
Total goodwill	$13,013	$13,013

The following table presents the non-allocated identifiable assets:

	April 2, 2005	December 31, 2004
Non-allocated assets:
Cash and cash equivalents	$7,265	$6,000
Deferred income taxes, current	3,224	3,553
Deferred income taxes, long-term	1,238	1,250
Miscellaneous other corporate assets	675	673
Total non-allocated assets	$12,402	$11,476

Note 5 — Income Taxes

The consolidated effective tax rate was 37.5% for the three months ended April 2, 2005 compared to 10.0% in the comparable period of 2004. During 2005, we recorded a tax expense of 34% for federal taxes and 3.5% for state taxes as compared to 5.5% for federal taxes and 4.5% for state taxes during 2004. The 2004 federal tax expense was reduced as a result of the reversal of the valuation allowance that had been established in 2002 in accordance with the SFAS No. 109.  As of April 2, 2005, a valuation allowance is not required as it is more likely than not that the net deferred income tax assets will be realized in the future.

Note 6 — Warranty Accruals

We provide warranties for certain of our products.  Provisions for estimated expenses related to product warranties are made at the time products are sold.  These estimates are established using historical information on the nature, frequency, and average cost of warranty claims.  The following table summarizes product warranty activity for the first quarter of 2005:

Balance at December 31, 2004	Provision, changes and other	Payments	Balance at April 2, 2005
$750	84	(89)	$745

Note 7 — Litigation

During 2004, we were named as a co-defendant in the case Parker, et al v. Brush Wellman, Inc. et al., a putative class action lawsuit brought by a group of named plaintiffs who are employees, former employees, or family members of employees and former employees, of Lockheed Martin Corporation (“Lockheed”).   The plaintiffs claim that they have suffered personal injuries or are at an increased risk of developing personal injuries as a result of exposure to beryllium-containing materials used at Lockheed’s facility.  The plaintiffs purport to represent a class of persons whom they claim are similarly situated.  The defendants include Lockheed and various other companies, including Axsys, who are alleged to have supplied beryllium-containing materials used at the facility.  We have filed a motion to dismiss based on a lack of personal jurisdiction.  We were notified in April 2005 that the United States District Court for the Northern District of Georgia granted our request for dismissal.  In April 2005, the plaintiffs filed an amended complaint, which stated that the plaintiffs were not renewing their allegations against Axsys.  Through April 2, 2005, we spent $57 in legal costs and at April 2, 2004, we had $24 accrued for the remaining legal expenses.

During 2004, we settled an action, which was filed in the Court of Chancery in the State of Delaware on May 30, 1997, against us and three of our directors on behalf of a purported class of persons who purchased our preferred stock.  The plaintiff challenged our decision to redeem all of our outstanding shares of the preferred stock.  The plaintiff claimed that the defendants (1) breached fiduciary duties in setting the redemption price too low and unfairly seeking to advantage holders of common stock and (2) breached contractual duties as set forth in the Certificate of Designation governing the preferred stock, as well as an implied covenant of good faith and fair dealing.  In 2004, we paid $201 to settle this claim and reflected the charge as a reduction to paid-in-capital in 2003.  During the first quarter of 2005, the settlement fund was closed and $75 of unpaid claims was returned to Axsys.  The cash received is reflected as an increase to paid-in-capital in 2005.

Note 8 — Environmental Contingencies

We are currently involved in several environmental remediation projects. We accrue for environmental contingencies on an undiscounted basis when responsibility for clean up is determined and costs, including legal fees, are probable and can be reasonably estimated.   We are the primary responsible party at sites located in Bedford, Ohio and St. Petersburg, Florida.  Pursuant to remediation plans approved by each state’s environmental protection agency, we investigated soils and groundwater and conducted certain remedial work, including soil removal.  The clean up of each site is currently in process.  During the three months ended April 2, 2005, we incurred costs of $29 in the aggregate related to these sites.  Through April 2, 2005, we have incurred costs of $932 for the Bedford, Ohio site and $698 for the St. Petersburg, Florida site.

Note 8 — Environmental Contingencies (Continued)

In December 2001, we received a letter from the United States Environmental Protection Agency (“EPA”) notifying us that we are considered a potentially responsible party for a site located in Prospect, Connecticut, where our former subsidiary operated a screw machine shop from 1961 to 1978, and demanding that we reimburse the EPA for its costs incurred in connection with a time-critical removal action taken by the EPA at the site in 2001.  In April 2004, the EPA notified us that the total amount of such costs is approximately $650, including indirect costs and interest.   We have advised the EPA of our position that we are not responsible for these costs or the contamination at the site.  In January 2005, we responded to a 104(e) letter from the EPA requesting additional information.   We will be meeting with the EPA during the second quarter of 2005 to further discuss this matter. The EPA has designated no other potentially responsible parties. For the first quarter of 2005, we spent $40 in legal fees related to the Prospect site, and we have incurred approximately $368 through April 2, 2005 in legal fees.

As of April 2, 2005, we have an accrual of $642 for future costs related to these sites.  These estimates have been developed in consultation with outside environmental and legal consultants handling these matters and are based upon an analysis of the anticipated remediation plans.  We do not anticipate these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows. It is possible, however, that future results of operations could be materially affected by changes in our assumptions.

Note 9 — Intangible Assets

As part of the acquisition of Telic Optics, Inc. on April 8, 2004, Axsys recorded an intangible asset of $2,200 representing the value of customer relationships.  Amortization of this intangible asset is calculated using the straight-line method of amortization over 22 years.  Amortization expense for the three months ended April 2, 2005 was $24, which was included in selling, general and administrative expenses.

Note 10 — Shareholders’ Equity

Stock Repurchase

In May 2004, the Axsys’ Board of Directors authorized the repurchase, from time to time, on the open market or otherwise, of up to 200,000 shares of Axsys common stock at prevailing market prices or at negotiated prices.

We plan to use the repurchased shares for general corporate purposes, including the satisfaction of commitments under our employee benefit plans and the exercise of stock option grants.  We did not repurchase any shares under this authorization during the three months ended April 2, 2005 and April 3, 2004.  However, through April 2, 2005, Axsys has repurchased 12 shares in total under this repurchase program.

Stock in lieu of Cash

During the first quarter of 2005, we received 4,596 shares of Axsys common stock as payment in lieu of cash for the exercise of incentive stock options.

Paid in Capital

During the first quarter of 2005, the settlement fund related to preferred stock litigation was closed and we received $75 related to unpaid claims.

Treasury Stock

We use treasury stock shares for general corporate purposes, including the satisfaction of commitments under employee benefit plans and stock options.  Changes in treasury stock were as follows:

Number of shares	Shares	Amount
Balance at December 31, 2004	130,216	$883
Exercise of stock options, net	(32,054)	(173)
Contribution to the 401(k) plan	(940)	(6)
Balance at April 2, 2005	97,222	$704

Balance at December 31, 2003	199,030	$1,235
Exercise of stock options, net	(450)	(3)
Contribution to the 401(k) plan	(1,494)	(10)
Balance at April 3, 2004	197,086	$1,222

Note 11 — Subsequent Events

On May 2, 2005, Axsys acquired Diversified Optical Products, Inc. (“DiOP”) for approximately $60,000 in cash.  DiOP is a privately held manufacturer of high-end thermal surveillance camera systems and lenses.  We expect that this acquisition will leverage our existing technologies and provide a new base of customers.

In connection with the acquisition of DiOP, we entered into a new Credit Facility (“Credit Facility”) with Fleet National Bank, a Bank of America company (“Bank”), on May 2, 2005.  The Credit Facility is comprised of a $15,000 three-year Revolving Credit Facility (“Revolving Credit Facility”), a $20,000 five-year Term Loan Facility (“Term Loan A”) and a $35,000 two-year Term Loan facility (“Term Loan B”).   Repayments of amounts borrowed under the Credit Facility are secured by a lien on all of our assets and the assets of our subsidiaries, including a pledge of the stock of all of our subsidiaries. The Credit Facility is guaranteed by all of our subsidiaries.

The Credit Facility requires, among other things, that we maintain certain performance financial covenants, restricts our ability to incur additional indebtedness, and contains various customary provisions, including affirmative and negative covenants, representations and warranties and events of default.

Revolving Credit Facility:  The $15,000 Revolving Credit Facility is available through May 2008, subject to optional prepayment in accordance with its terms. Up to $2,000 of the Revolving Credit Facility may be utilized to issue letters of credit.  We may elect to have any borrowing under the Revolving Credit Facility bear interest either at the Bank’s prime rate or the 1-month LIBOR rate plus a margin of 100 to 275 basis points, depending on our consolidated funded debt-to-consolidated EBITDA ratio, as defined.  On May 2, 2005, there were no borrowings outstanding under the Revolving Credit Facility.  In addition, as of May 2, 2005, $657 of the Revolving Credit Facility was utilized for outstanding letters of credit.

Term Loan A:  The Term Loan A is scheduled to mature in May 2010, subject to optional and mandatory prepayment in accordance with its terms, with quarterly principal payments, which begin in August 2005, totaling $4,000.  The Term Loan A bears interest at a rate per annum equal to the 3-month LIBOR rate plus a margin of 100 to 275 basis points, depending on our consolidated funded debt-to-consolidated EBITDA ratio, as defined.  As of May 2, 2005, the balance of the Term Loan A was $20,000.

Term Loan B:  The Term Loan B is scheduled to mature in May 2007, subject to optional and mandatory prepayment in accordance with its terms. Principal payments, which begin in February 2006, will be made in five quarterly installments of $500 each and a final installment of $32,500 on May 2, 2007.  The Term Loan B bears interest at a rate per annum equal to the LIBOR rate plus a margin of 100 to 275 basis points, depending on our consolidated funded debt-to-consolidated EBITDA ratio, as defined.  We have the option of selecting the 1-month, 2-month or 3-month LIBOR rate.  As of May 2, 2005, the balance of the Term Loan B was $35,000.

Interest Rate Swap:  On May 2, 2005, we entered into an interest rate swap confirmation with the Bank to hedge interest rate fluctuations on the Term Loan A.  The interest rate swap has been designated as a cash flow hedge.  Under the terms of the interest rate swap, we receive payments based on the 3-month LIBOR rate and make payments based upon a fixed rate of 4.46%. The notional amount of the interest rate swap at inception was $20,000 and it expires in May  2010.   The notional amount decreases as principal payments are made on the term loan.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

The following discussion should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in Item 1 of this quarterly report.

Acquisition of Diversified Optical Products, Inc.

On May 2, 2005, Axsys acquired Diversified Optical Products, Inc.  (“DiOP”), a privately held manufacturer of high-end thermal camera systems and lenses, for approximately $60.0 million in cash.  DiOP is a leading supplier of infrared surveillance solutions to the U.S. Border Patrol, Army, Navy, Air Force, Coast Guard, and various port authorities. In addition, DiOP manufactures an array of infrared cameras for law enforcement, firefighting, and commercial perimeter security applications.  Finally, DiOP is a leading original equipment manufacturer of military-grade thermal targeting and imaging lenses.  DiOP employs approximately 120 people at its Salem, New Hampshire headquarters. DiOp’s sales for the calendar year 2004 were $22.3 million.

The acquisition of DiOP provided us with the following strategic benefits:

•      This transaction established Axsys as a leading supplier of vertically integrated infrared surveillance systems.

•      The combination of our existing motion control business and DiOP’s camera business will enable the combined company to address new markets including aerial and shipboard surveillance that neither company can address independently.

•      The integration of DiOP’s infrared lens design and manufacturing capabilities with Axsys’ existing infrared systems business will enable the combined business to better satisfy demand for military grade thermal lenses.

In connection with the acquisition of DiOP, we entered into a Credit Facility (“Credit Facility”) with Fleet National Bank, a Bank of America company (“Bank”), on May 2, 2005.  The Credit Facility is comprised of a $15.0 million three-year Revolving Credit Facility (“Revolving Credit Facility”), a $20.0 million five-year Term Loan Facility (“Term Loan A”) and a $35.0 million two-year Term Loan facility (“Term Loan B”).

Acquisition of Telic

On April 8, 2004 (the “Closing Date”), Axsys acquired all of the stock of Telic Optics, Inc. (“Telic”), a privately owned manufacturer of high-end thermal optics and lenses.  Telic is currently operating, as Axsys Technologies IR Systems and the financial results are included in our Optical Systems Group.

The acquisition of Telic provided us with the following key strategic benefits:

•      Telic’s leading reputation in the design and manufacture of military-grade infrared lenses enhanced Axsys’ position as an important supplier of optical solutions.

•      Telic’s infrared optical design and manufacturing capabilities complement our strong position in metal optics.  These expanded capabilities increased our ability to provide more sophisticated outsourced solutions to our prime contractor customers.

•      Telic’s embedded position on ground and sea-based programs complements our historic focus on air and space based programs and broadened our overall program penetration.

The initial purchase price of this acquisition, after a working capital adjustment, was $14.0 million with an additional earn out of up to $4.0 million over the 36 months following the closing date based on certain revenue goals.   If revenue goals are achieved, the earn out will increase the amount of Excess of Cost Over Net Assets Acquired, and the total purchase price could reach $18 million.  In addition, $438 thousand of legal, audit and other acquisition related costs were incurred in connection with the acquisition.  Axsys funded the purchase price and associated transaction costs through a combination of existing cash balances and borrowings under an unsecured credit facility with Fleet National Bank, which provides for a $5.0 million two-year revolving credit facility and a $5.0 million five-year term loan facility.  The entire term loan was used to fund a portion of the acquisition.  As of April 2, 2005, the outstanding balance was $4.1 million.  The loan was repaid in full on May 2, 2005 with borrowings under the Credit Facility.

Financial Results

Sales for the first quarter of 2005 increased compared to the prior year by 22.4%.  While sales increased for both segments of the business, the Optical Systems Group had over 29% sales growth in the first quarter of 2005, compared to the same period last year.  The growth within the Optical Systems Group primarily resulted from the inclusion of the results of IR Systems, which was acquired during the second quarter of 2004.

Improvements in gross margin for the quarter ended April 2, 2005 compared to the same period in 2004, were primarily the result of production efficiencies, increased volume, product mix and the addition of IR Systems, which generally earns a higher margin.  Selling, general and administrative expenses for the quarter ended April 2, 2005 were higher than the comparable period in the previous year primarily due to increased headcount and incentives as a result of higher production.  Research, development and engineering expenses for the quarter ended April 2, 2005 were higher than in the comparable period last year primarily as a result of increased time spent on research and development projects within the Optical Systems Group.

The income tax provision for the first quarter of 2005 reflects a combined federal and state effective tax rate of 37.5%, which represents 34.0% for federal taxes and 3.5% for state taxes. As of April 2, 2005, a valuation allowance is not required as it is more likely than not that the net deferred income tax assets will be realized in the future.

Results of Operations: (in thousands and as a percentage of sales)

The following tables set forth certain financial data for the three months ended April 2, 2005 and April 3, 2004.

	Three Months Ended:
	April 2, 2005		April 3, 2004
Sales	$28,648	100.0%	$23,406	100.0%
Cost of sales	20,192	70.5	16,625	71.0
Gross margin	8,456	29.5	6,781	29.0
Selling, general and administrative expenses	5,100	17.8	4,399	18.8
Research, development and engineering expenses	744	2.6	576	2.5
Operating income	2,612	9.1	1,806	7.7
Interest expense	(67)	—	(32)	—
Interest income	42	—	25	—
Other expense, net	(15)	—	(7)	—
Income before income taxes	2,572	9.0	1,792	7.7
Provision for income taxes	965	3.4	179	0.8

Net income	$1,607	5.6%	$1,613	6.9%

Optical Systems Group (in thousands and as a percentage of sales)

	Three-Months Ended
	April 2, 2005		April 3, 2004

Sales	$22,269	100.0%	$17,213	100.0%
Cost of sales	15,683	70.4	12,326	71.6
Gross margin	$6,586	29.6%	$4,887	28.4%

Sales in the Optical Systems Group increased 29.4% for the three months ended April 2, 2005 as compared to the same period in the prior year.  The increase in revenues is primarily due to the acquisition of IR Systems, which reported $2.3 million in sales in the first quarter of 2005, along with increased sales of our mirror substrates related to the James Webb Space Telescope (“JWST”) program, increased sales of scanners used primarily for ground based defense applications, and high demand for optical solutions used in various missile defense systems.

Gross margin as a percent of sales increased 1.2% during the first quarter of 2005 compared to the same period in the prior year.  This was primarily due to the acquisition of IR Systems, which generally earns higher margins.  Additionally, increased volume and favorable sales mix within our optical applications contributed to the gross margin improvement year over year.

Distributed Products Group (in thousands and as a percentage of sales)

	Three Months Ended
	April 2, 2005		April 3, 2004

Sales	$6,379	100.0%	$6,193	100.0%
Cost of sales	4,509	70.8	4,299	69.4
Gross margin	$1,870	29.2%	$1,894	30.6%

Sales in the Distributed Products segment increased 3.0% for the three months ended April 2, 2005 as compared to the same period in the prior year as a result of increased revenues primarily in the industrial automation and consumer goods markets as well as a general increase in new customer activity across multiple markets.  Gross margin as a percent of sales decreased in the first quarter of 2005, as compared with the same period in the prior year, as a result of escalating freight costs and price pressures that were the result of the weakening U.S. dollar compared to the Euro.

Operating Expenses (in thousands and as a percentage of sales)

	Three Months Ended
	April 2, 2005		April 3, 2004

Selling, general and administrative	$5,100	17.8%	$4,399	18.8%
Research, development and engineering	744	2.6	576	2.5

Selling, General and Administrative Expenses. The spending increase, year over year, is primarily due to the acquisition of IR Systems and an increase in marketing spending.  Despite the overall increase in selling, general and administrative expenses, spending, as a percentage of sales, is lower than the prior year primarily due to higher sales volume and improvements in operating efficiencies.

Research, Development and Engineering Expenses.   Research, development and engineering expenses increased in the first quarter of 2005 compared to the same period in the prior year primarily due to increased efforts on a variety of commercial optical projects.

Other Income and Expenses

Interest expense.  Interest expense was $67 thousand in the first quarter of 2005, compared to interest expense of $32 thousand in the comparable period of 2004.  The higher interest expense was due to interest on the $5.0 million term loan partially offset by lower interest on capital leases compared to the same period in the prior year.

Interest income.  Interest income was $42 thousand in the first quarter of 2005, compared to interest income of $25 thousand in the comparable period of 2004.  Interest income was primarily comprised of income from cash and cash equivalents.

Other expense, net.  Net other expense was $15 thousand in the first quarter of 2005.  This was composed of foreign exchange losses.  Net other expense was $7 thousand in the first quarter of 2004, which was primarily comprised of foreign exchange losses partially offset by a return of a legal escrow.

Income Taxes.  The consolidated effective tax rate was 37.5% for the three months ended April 2, 2005 compared to 10.0% in the comparable period of 2004. During the first quarter of 2005, we recorded a tax expense of 34% for federal taxes and 3.5% for state taxes as compared to 5.5% for federal taxes and 4.5% for state taxes during the comparable period in 2004. The first quarter of 2004 federal tax expense was reduced as a result of the reversal of the valuation allowance that had been established in 2002 in accordance with the Statement of Financial Accounting Standards No. 109.  As of April 2, 2005, a valuation allowance is not required as it is more likely than not that the net deferred income tax assets will be realized in the future.

Liquidity and Capital Resources

As of April 2, 2005, cash and cash equivalents totaled $7.3 million.  We have maintained a high level of liquidity as evidenced by our current ratio, which was 2.4 as of April 2, 2005. This ratio is lower than the prior year as a result of the acquisition of IR Systems on April 8, 2004.  Axsys funded the initial cash portion of the purchase price and associated transaction costs through a combination of existing cash balances and borrowings under a $10.0 million credit facility with Fleet National Bank, which includes a $5.0 million acquisition-related, five-year term loan and a $5.0 million, two-year revolving line of credit that may be used for working capital and general corporate purposes. We used borrowings under the Credit Facility described below to repay the $4.1 million outstanding under the Credit Facility on May 2, 2005.

We completed the acquisition of DiOP on May 2, 2005.  The purchase price was $60.0 million in cash.  In connection with the acquisition of DiOP, we entered into the Credit Facility on May 2, 2005.  The Credit Facility is comprised of the $15.0 million three-year Revolving Credit Facility and the $20.0 million five-year Term Loan A and the $35.0 million two-year Term Loan B.   Repayments of amounts borrowed under the Credit Facility are secured by a lien on all of our assets and the assets of our subsidiaries, including a pledge of the stock of all of our subsidiaries. The Credit Facility is also guaranteed by all of our subsidiaries.

The Credit Facility requires, among other things, that we maintain certain performance financial covenants, restricts our ability to incur additional indebtedness, and contains various customary provisions, including affirmative and negative covenants, representations and warranties and events of default.

The $15.0 million Revolving Credit Facility is available through May 2008, subject to optional and mandatory prepayment in accordance with its terms. Up to $2.0 million of the Revolving Credit Facility may be utilized to issue letters of credit.  We may elect to have any borrowing under the Revolving Credit Facility bear interest either at the Bank’s prime rate or the 1-month LIBOR rate plus a margin of 100 to 275 basis points, depending on our consolidated funded debt-to-consolidated EBITDA ratio, as defined.  On May 2, 2005, there were no borrowings outstanding under the Revolving Credit Facility.  In addition, as of May 2, 2005, $657 thousand of the Revolving Credit Facility was utilized for outstanding letters of credit.

The Term Loan A is scheduled to mature in May 2010, subject to optional and mandatory prepayment in accordance with its terms, with quarterly principal payments, which begin in August 2005, totaling  $4.0 million.  The Term Loan A bears interest at a rate per annum equal to the 3-month LIBOR rate plus a margin of 100 to 275 basis points, depending on our consolidated funded debt-to-consolidated EBITDA ratio, as defined.  As of May 2, 2005, the balance of the Term Loan A was $20.0 million.

The Term Loan B is scheduled to mature in May 2007, subject to optional prepayment in accordance with its terms. Principal payments, which begin in February 2006, will be made in five quarterly installments of $500 thousand each and a final installment of $32.5 million on May 2, 2007.  The Term Loan B bears interest at a rate per annum equal to the LIBOR rate plus a margin of 100 to 275 basis points, depending on our consolidated funded debt-to-consolidated EBITDA ratio, as defined.  We have the option of selecting the 1-month, 2-month or 3-month LIBOR rate.  As of May 2, 2005, the balance of the Term Loan B was $35.0 million.

Net cash provided by operating activities for the three months ended April 2, 2005 was $1.7 million compared to $108 thousand for the three months ended April 3, 2004.  Axsys’ net income for the first three-months of 2005 was $1.6 million, which included $769 thousand of depreciation and amortization.  Net income and non-cash expenses were partially offset by cash outflows of  $925 thousand to fund changes in working capital as described below.

During the first three months of 2005, inventory increased $770 thousand as a result of long-lead time production orders and increased sales volume.  Decreases in accounts payable of $591 thousand and accounts receivable of $399 thousand during the quarter were both related to a large aerospace and defense program. In December of 2004, we received a large shipment of beryllium for the program and billed the customer for the material per the terms of our contract. In the first quarter of 2005, we received payment for the material and subsequently paid our vendor. The $246 thousand increase in deferred income during the quarter was also related to this large program.

Net cash used in investing activities was $549 thousand for the three months ended April 2, 2005 compared to cash provided by investing activities of $3.6 million for the three months ended April 3, 2004.  In the first three-months of 2004, $4.5 million of short-term investments matured and subsequently were held as cash and cash equivalents until the acquisition of Telic in April.  Investment in capital expenditures for the three month period ended April 2, 2005 were $549 thousand compared to $911 thousand for the three-month period ended April 3, 2004.

Net cash provided by financing activities was $160 thousand for the three months ended April 2, 2005 and net cash used in financing activities was $186 thousand for the three months ended April 3, 2004.  In the first quarter of 2005, we received $431 thousand of proceeds from the exercise of stock options and $75 thousand of proceeds related to the final distribution of the Gale vs. Bershad settlement fund established in connection with the dispute related to the redemption of our preferred stock.  These cash receipts were partially offset by $346 thousand of debt repayments.  In the first quarter of 2004, we repaid $188 thousand of capital lease obligations.

With our existing cash balance, anticipated cash flows from operations and the $15.0 million Revolving Credit Facility, management believes that the Company has sufficient liquidity to finance its operations, capital expenditures, and working capital requirements and to meet its repayment obligations under the Credit Facility for the foreseeable future.

Backlog

A substantial portion of Axsys’ business is of a build-to-order nature requiring various engineering, manufacturing, testing and other processes to be performed prior to shipment.  As a result, Axsys generally has a significant backlog of orders to be shipped.  Axsys ended the first three months of 2005 with a backlog of $93.1 million, compared to a backlog of $76.0 million at April 3, 2004, an increase of  $17.1 million or 22.6%.  The backlog for 2005 includes $6.0 million from IR Systems, a newly acquired subsidiary, and $8.9 million for the JWST program.   We believe that a substantial portion of our backlog of orders at April 2, 2005 will be shipped over the next twelve months.   However, approximately 12.2% of our current backlog will be shipped in the first quarter of 2006 and beyond.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. One can identify these forward-looking statements by the use of the words such as “expect,” “anticipate,” “plan,” “may,”  “will,” “estimate” or other similar expressions. Because such statements apply to future events, they are subject to risks and uncertainties that could cause the actual results to differ materially. Important factors, which could cause actual results to differ materially, included without limitation: changes in the U.S. federal government spending priorities; our ability to compete in the industries in which we operate, including the introduction of competing products or technologies by other companies and/or pricing pressures from competitors and/or customers; the potential for our backlog to be reduced or cancelled; our ability to implement our acquisition strategy and integrate our acquired companies successfully, including the recent acquisition of Diversified Optical Products; our ability to manage costs under our fixed-price contracts effectively; and changes in general economic and business conditions.  These statements reflect our current beliefs and are based upon information currently available to us.  Be advised that developments subsequent to this release are likely to cause these statements to become outdated with the passage of time, and we specifically disclaim any obligation to update these statements.  For more information concerning the foregoing risks and uncertainties, see our Securities and Exchange Commission filings.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the first quarter of 2005, we were subject to the risk of fluctuating interest rates in the ordinary course of business for borrowings under our former credit facility.  Our credit facility was comprised of a $5.0 million two-year revolving credit facility and a $5.0 million five-year term loan.  The term loan bore interest at a rate per annum equal to the 1-month LIBOR rate plus a margin of 100 to 150 basis points, depending on our Consolidated Funded Debt-to-Consolidated EBITDA ratio (as defined in our credit facility).  In order to mitigate the interest rate risk on this loan, we entered into an interest rate swap agreement with the same terms as the term loan.  Under the terms of the interest rate swap, we receive payments based on the 1-month LIBOR rate and remit payments based upon a fixed rate of 3.2%.  As of April 2, 2005, the balance of the term loan was $4.1 million.  At Axsys’ election, the revolving credit facility bore interest at either the Prime rate or the 1-month LIBOR rate plus a margin of 100 to 150 basis points, depending on our Consolidated Funded Debt-to-Consolidated EBITDA ratio.  As of April 2, 2005, we had no variable rate debt outstanding under the revolving credit facility.  However, as of April 2, 2005, $657 thousand of the revolving credit facility was utilized for outstanding letters of credit.

On May 2, 2005, we repaid the outstanding balance of the term loan with borrowings under the Credit Facility.

Item 4. CONTROL AND PROCEDURES

As of April 2, 2005, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of April 2, 2005.

During the first quarter of 2005, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Reference is made to Note 7 to our consolidated financial statements included elsewhere in this quarterly report for the information required by this Item.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

AXSYS TECHNOLOGIES, INC.

ISSUER PURCHASE OF EQUITY SECURITIES

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 — February 5, 2005	—	—	—	199,988
February 6 — March 5, 2005	4,596	$20.11	—	199,988
March 6 — April 2, 2005	—	—	—	199,988
Total	4,596	$20.11	—	199,988

(1)          On May 11, 2004, Axsys’ Board of Directors authorized the repurchase, from time to time, on the open market or otherwise, of up to 200,000 shares of Axsys common stock at prevailing market prices or at negotiated prices.   We plan to use the repurchased shares for general corporate purposes, including the satisfaction of commitments under our employee benefit plans and stock option grants.  As of April 2, 2005, we had repurchased 12 shares under this repurchase program.

(2)          All repurchases in the table represent shares repurchased from stock option recipients in lieu of cash payments for the exercise price of employee stock options.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits

2.1

Stock Purchase Agreement, dated March 23, 2005, by and among Axsys Technologies, Inc. and its stockholders (incorporated by reference to Exhibit 2.1 of Axsys’ Current Report on Form 8-K filed March 23, 2005 (Commission File No. 0-16182))

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) — Chief Executive Officer

31.2	Certification pursuant to Exchange Act Rule 13a — 14(a) — Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350 — Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. Section 1350 — Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date: May 2, 2005	AXSYS TECHNOLOGIES, INC.

	By:	/s/Stephen W. Bershad
Stephen W. Bershad
Chairman of the Board and Chief Executive Officer

/s/ David A. Almeida
David A. Almeida
Vice President-Finance and Chief Financial Officer
(Principal Financial Officer)

EXHIBITS INDEX

Exhibit Number	Description

2.1

Stock Purchase Agreement, dated March 23, 2005, by and among Axsys Technologies, Inc. and its stockholders (incorporated by reference to Exhibit 2.1 of Axsys’ Current Report on Form 8-K filed March 23, 2005 (Commission File No. 0-16182))

31.1	Certification pursuant to Exchange ActRule 13a-14(a) — Chief Executive Officer

31.2	Certification pursuant to Exchange Act Rule 13a — 14(a) — Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350 — Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. Section 1350 — Chief Financial Officer