Form 10-Q
period 2005-07-02
AXSYS TECHNOLOGIES INC
filed 2005-07-26
CIK 206030

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2005

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

Yes  ☐   No  ☒

7,110,960 shares of Common Stock, $.01 par value, were outstanding as of July 21, 2005.

AXSYS TECHNOLOGIES, INC.

PART I – FINANCIAL INFORMATION

AXSYS TECHNOLOGIES, INC.

Consolidated Balance Sheets

(Dollars in thousands)

	July 2, 2005	December 31, 2004
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,531	$6,000
Accounts receivable – net	17,910	15,715
Inventories – net	37,612	29,698
Deferred income taxes	3,250	3,553
Other current assets	2,215	1,020
TOTAL CURRENT ASSETS	63,518	55,986
PROPERTY, PLANT AND EQUIPMENT – net	15,108	13,337
AMORTIZABLE INTANGIBLE ASSETS - net	11,048	2,127
GOODWILL	57,549	13,013
OTHER ASSETS	1,405	1,352
TOTAL ASSETS	$148,628	$85,815

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$7,818	$6,459
Accrued expenses and other liabilities	15,815	9,513
Deferred income	8,981	7,195
Current portion of long-term capital lease obligations	—	368
Current portion of long-term debt	5,000	1,000
TOTAL CURRENT LIABILITIES	37,614	24,535
CAPITAL LEASES, less current portion	—	150
LONG-TERM DEBT, less current portion	50,000	3,333
OTHER LONG-TERM LIABILITIES	4,298	4,704
SHAREHOLDERS’ EQUITY:
Common stock, authorized 30,000,000 shares, issued and outstanding 7,186,734 shares at July 2, 2005 and December 31, 2004	72	72
Capital in excess of par	39,954	39,612
Accumulated other comprehensive loss	(224)	(97)
Retained earnings	17,548	14,389
Treasury stock, at cost, 87,468 shares at July 2, 2005 and 130,216 shares at December 31, 2004	(634)	(883)
TOTAL SHAREHOLDERS’ EQUITY	56,716	53,093

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$148,628	$85,815

See accompanying notes to consolidated financial statements.

AXSYS TECHNOLOGIES, INC.

Consolidated Statements of Operations

(Dollars in thousands, except share and per share data - Unaudited)

	For the Three Months Ended		For the Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004

Net sales	$33,384	$25,729	$62,032	$49,135
Cost of sales	23,050	17,908	43,242	34,533
Gross margin	10,334	7,821	18,790	14,602

Selling, general and administrative expenses	5,946	4,868	11,046	9,266
Research, development and engineering expenses	1,044	726	1,788	1,303
Write-off of restructuring accrual	—	(50)	—	(50)
Operating income	3,344	2,277	5,956	4,083
Interest expense	(706)	(76)	(773)	(108)
Interest income	34	9	76	34
Other income (expense), net	51	(15)	36	(22)
Income from continuing operations before income taxes	2,723	2,195	5,295	3,987
Provision for income taxes	1,021	220	1,986	399
Income from continuing operations	1,702	1,975	3,309	3,588
Loss from discontinued operations, net of tax	(150)	—	(150)	—
Net income	$1,552	$1,975	$3,159	$3,588

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.24	$0.28	$0.47	$0.51
Discontinued operations	(0.02)	—	(0.02)	—
Total	$0.22	$0.28	$0.45	$0.51
Weighted average basic common shares outstanding	7,094,794	6,999,806	7,079,769	6,994,018
DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.23	$0.27	$0.44	$0.50
Discontinued operations	(0.02)	—	(0.02)	—
Total	$0.21	$0.27	$0.42	$0.50
Weighted average dilutive common shares outstanding	7,476,407	7,280,829	7,459,102	7,223,409

See accompanying notes to consolidated financial statements.

AXSYS TECHNOLOGIES, INC.

Consolidated Statements of Cash Flow

(Dollars in thousands - Unaudited)

	Six Months Ended
	July 2, 2005	July 3, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,159	$3,588
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	1,549	1,391
Amortization	227	24
Deferred income taxes	632	—
Stock contribution to 401(k) plan	33	28
Loss on disposal of capital assets	2	17
Write-off of restructuring accrual	—	(50)
Changes in operating assets and liabilities:
Accounts receivable	102	(2,153)
Inventories	(2,333)	(2,759)
Other current assets	(868)	124
Accounts payable	(265)	1,094
Accrued expenses and other liabilities	265	(621)
Deferred income	1,456	1,195
Long-term liabilities	(470)	(260)
Other – net	—	(70)
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,489	1,548

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net	(1,296)	(1,899)
Acquisitions, net of cash acquired	(56,369)	(13,105)
Proceeds from sale of short-term investments	—	6,983
NET CASH USED IN INVESTING ACTIVITIES	(57,665)	(8,021)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of borrowings	(4,851)	(282)
Proceeds from long-term debt, net	55,000	4,833
Proceeds from the exercise of options	483	157
Distribution from preferred stock settlement fund	75	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	50,707	4,708

NET DECREASE IN CASH	(3,469)	(1,765)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,000	5,197
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,531	$3,432

Supplemental cash flow information
Cash (paid for) received from:
Interest paid	$(91)	$(61)
Interest received	86	44
Income tax payments	(2,018)	(799)

See accompanying notes to consolidated financial statements.

AXSYS TECHNOLOGIES, INC.

Consolidated Statements of Shareholders’ Equity

For the Six Months Ended July 2, 2005 and July 3, 2004

(Dollars in thousands - Unaudited)

	Common Stock Amount	Capital in Excess of Par	Accumulated Other Comprehensive Gain/ (Loss)	Retained Earnings	Treasury Stock Amount	Total	Comprehensive Income
Balance at December 31, 2004	$72	$39,612	$(97)	$14,389	$(883)	$53,093

Net income	—	—	—	3,159	—	3,159	$3,159
Foreign exchange contract	—	—	121	—	—	121	121
Loss on interest rate swap			(248)			(248)	(248)
Total comprehensive income							$3,032
Distribution from preferred stock settlement fund	—	75	—	—	—	75
Exercise of stock options	—	246	—	—	237	483
Contribution to 401(k) plan	—	21	—	—	12	33
Balance at July 2, 2005	$72	$39,954	$(224)	$17,548	$(634)	$56,716

Balance at December 31, 2003	$72	$39,375	$(39)	$5,725	$(1,235)	$43,898

Net income	—	—	—	3,588	—	3,588	$3,588
Foreign exchange contract	—	—	22	—	—	22	22
Gain on interest rate swap	—	—	6	—	—	6	6
Total comprehensive income							$3,616
Exercise of stock options	—	47	—	—	111	158
Contribution to 401(k) plan	—	12	—	—	16	28
Escheatment of preferred stock		(69)	—	—	—	(69)
Balance at July 3, 2004	$72	$39,365	$(11)	$9,313	$(1,108)	$47,631

See accompanying notes to consolidated financial statements.

AXSYS TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data - Unaudited)

Note 1 – Basis of Presentation

Axsys Technologies, Inc. (“Axsys” or “we”) prepared the unaudited Consolidated Financial Statements as of and for the three months and six months ended July 2, 2005 and July 3, 2004.  In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows for such periods have been made, and the interim accounting policies followed are in conformity with generally accepted accounting principles and are consistent with those applied for annual periods as described in Axsys’ Annual Report on Form 10-K for the year ended December 31, 2004, previously filed with the Securities and Exchange Commission (the “Annual Report”).

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted as permitted by the SEC.  It is suggested that these consolidated financial statements be read in conjunction with the financial statements included in Axsys’ Annual Report.  The results of operations for the six months ended July 2, 2005 and July 3, 2004 are not necessarily indicative of the operating results for the full year.

Basic earnings per share have been computed by dividing net income by the weighted average number of common shares outstanding.  The dilutive effect of stock options on the weighted average number of common shares was 381,613 shares for the quarter and 379,333 shares for the six months ended July 2, 2005 compared to 281,023 shares for the quarter and 229,391 shares for the six months ended July 3, 2004.  Diluted earnings per share excludes 128,250 potential shares of common stock for the three months ended July 2, 2005 and 91,277 potential shares of common stock for the six months ended July 2, 2005 related to our stock compensation plans because the option exercise price was greater than the average market price of our common stock for the period.

The following table illustrates the effect on net income and income per share if we had applied the fair value recognition provisions of  Statement of Financial Accounting Standards (“SFAS”) No. 123:

	Three Months Ended		Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Reported net income	$1,552	$1,975	$3,159	$3,588
Add: Stock-based compensation expense included in reported net income, net of related tax effect	—	—	—	—
Deduct: Stock-based employee compensation expense determined under fair value method, net of related tax effect	(127)	(186)	(253)	(372)
Pro forma net income	$1,425	$1,789	$2,906	$3,216

Pro forma basic earnings per share	$0.20	$0.26	$0.41	$0.46
Weighted average basic common shares outstanding	7,094,794	6,999,806	7,079,769	6,994,018

Pro forma diluted earnings per share	$0.19	$0.25	$0.41	$0.45
Weighted average diluted common shares outstanding	7,476,407	7,280,829	7,459,102	7,223,409

Note 2 – Acquisitions

On May 2, 2005, Axsys acquired 100% of the stock of Diversified Optical Products, Inc. (“DiOP”) for approximately $55,244 in cash plus $1,642 of legal, accounting and other acquisition-related costs.  DiOP was a privately held manufacturer of high-end thermal surveillance camera systems and lenses.

In addition to obtaining an established and skilled workforce, we expect that this acquisition will leverage our existing technologies and provide a new base of customers.  DiOP’s successes as a developer of long-range infrared surveillance camera systems for both homeland security and military markets complements are our existing infrared lens capabilities.  These cameras are used for applications such as surveillance and reconnaissance, border patrol, perimeter security, and law enforcement.  DiOP’s technology and market position directly addresses our primary strategic goals of increasing the technical sophistication of our solution and leveraging our technical strengths to serve growth markets.

In addition to camera systems, DiOP has strong capabilities and an impressive reputation in the design and development of infrared lenses for high-end military applications.  These technical capabilities are quite similar to our existing infrared design and manufacturing skills.   By combining these operations we will be able to better satisfy the growing demand for thermal imaging lenses, and simultaneously recognize operational efficiencies.

The acquisition has been accounted for by the purchase method of accounting, and accordingly, the consolidated statements of income include the results of DiOP during the second quarter of 2005 from the date of acquisition.  The assets acquired and the liabilities assumed were recorded at estimated fair values as determined by Axsys management and a valuation firm based on information currently available and on current assumptions as to future operations.

Fair value:
Cash	$2,009
Accounts receivable	2,297
Inventory, net	5,581
Other assets	2,292
Liabilities assumed	(8,979)
Amortizable intangible assets	9,150
Goodwill	44,536
Purchase price	$56,886
Cash acquired	(2,009)
Debt repayment	2,309
Payment of officer loan	(142)
Accrued acquisition costs	(675)
Net cash paid during the second quarter of 2005	$56,369

Goodwill acquired through the purchase of DiOP is deductible for income tax purposes.

The results of DiOP’s operations from the date of acquisition are included in our Optical Systems Group.  Unaudited proforma results of operations for the three months and six months ended July 2, 2005 and July 3, 2004, as if Axsys and DiOP had been combined as January 1, 2004 are presented below.    The pro forma results include estimates and assumptions, which our management believes are reasonable. However, the pro forma results do not include any cost savings or other effects of the planned integration of DiOP, and are not necessarily indicative of the results which would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future.

	Three Months Ended July 2, 2005		Three Months Ended July 3, 2004
	As Filed	Pro Forma	As Filed	Pro Forma

Net sales	$33,384	$34,911	$25,729	$31,030
Income from continuing operations	1,702	1,761	1,975	2,115
Net income	$1,552	$1,611	$1,975	$2,115

Earnings per common share	$0.22	$0.23	$0.28	$0.30
Basic	$0.21	$0.22	$0.27	$0.29
Diluted

Weighted average common shares outstanding
Basic	7,094,794	7,094,794	6,999,806	6,999,806
Diluted	7,476,407	7,476,407	7,280,829	7,280,829

	Six Months Ended July 2, 2005		Six Months Ended July 3, 2004
	As Filed	Pro Forma	As Filed	Pro Forma

Net sales	$62,032	$69,449	$49,135	$58,436
Income from continuing operations	3,309	3,672	3,588	3,254
Net income	$3,159	$3,522	$3,588	$3,254

Earnings per common share	$0.45	$0.50	$0.51	$0.47
Basic	$0.42	$0.47	$0.50	$0.45
Diluted

Weighted average common shares outstanding
Basic	7,079,769	7,079,769	6,994,018	6,994,314
Diluted	7,459,102	7,459,102	7,223,409	7,223,705

Note 3 – Inventories – net

Inventories, determined by lower of cost (first-in, first-out or average) or market, consist of:

	July 2, 2005	December 31, 2004
Raw materials	$10,719	$6,431
Work-in-process	20,182	18,371
Finished goods	11,572	9,888
Gross inventories	42,473	34,690
Less reserve	(4,861)	(4,992)
Net inventories	$37,612	$29,698

Note 4 – Derivative Financial Instruments

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

All derivative instruments are recorded in the balance sheet at fair value. Derivatives used to hedge forecasted cash flows associated with foreign currency sales and interest rate fluctuations are accounted for as cash flow hedges. Gains and losses on derivatives designated as cash flow hedges are recognized in accumulated other comprehensive income (loss) and in earnings in a manner that matches the timing of the earnings impact of the hedged transactions. The ineffective portion of all hedges, if any, is recognized currently in earnings.  At July 2, 2005, we had one forward exchange contract outstanding with a total loss position of $2 and an interest rate swap agreement with a total loss position of $222, both are included in our accrued liabilities.

The table below presents the fair value of those derivative instruments:

	July 2, 2005	December 31, 2004
Forward exchange contracts	$(2)	$(123)
Interest rate swap agreement	(222)	26

Note 5 – Segment Data

Axsys classifies its businesses under two major groups, the Optical Systems Group and the Distributed Products Group.

The Optical Systems Group designs, manufactures and sells highly precise assemblies and components that are typically embedded in optical platforms for both government and commercial applications.  Products can be grouped into four primary areas: precision metal optical products; infrared optical products; motion control products; and precision machined lightweight structures.  However, customer requirements sometimes demand an optical solution that combines products from two or three of these areas into a sophisticated optical system.  The Optical Systems Group plans to continue focusing on growth markets that require highly precise optical and related motion control solutions.  These markets include homeland security initiatives, unmanned vehicle applications, the national missile defense market, new weapons platforms, and performance commercial markets.

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

The following tables present the operating results for each of Axsys’ segments:

	Three Months Ended:		Six Months Ended:
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Net sales
Optical Systems Group	$27,160	$19,282	$49,429	$36,495
Distributed Products Group	6,224	6,447	12,603	12,640
Total sales	$33,384	$25,729	$62,032	$49,135

Income before income taxes:
Optical Systems Group	$4,160	$2,679	$7,413	$4,932
Distributed Products Group	439	706	898	1,298
Non-allocated expenses	(1,876)	(1,190)	(3,016)	(2,243)
Total income before income taxes	$2,723	$2,195	$5,295	$3,987

The following table presents the details of the non-allocated expenses:

	Three Months Ended:		Six Months Ended:
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Non-allocated expenses
Corporate expenses	$(1,255)	$(1,108)	$(2,355)	$(2,147)
Interest expense	(706)	(76)	(773)	(108)
Interest income	34	9	76	34
Miscellaneous other (expense) income	51	(15)	36	(22)
Total non-allocated expenses	$(1,876)	$(1,190)	$(3,016)	$(2,243)

The following table presents the identifiable assets for each of Axsys’ segments:

	July 2, 2005	December 31, 2004
Identifiable assets:
Optical Systems Group	$127,004	$61,552
Distributed Products Group	13,072	12,787
Non-allocated assets	8,552	11,476
Total identifiable assets	$148,628	$85,815

	July 2, 2005	December 31, 2004
Goodwill:
Optical Systems Group	$56,109	$11,573
Distributed Products Group	1,440	1,440
Total goodwill	$57,549	$13,013

The following table presents the non-allocated identifiable assets:

	July 2, 2005	December 31, 2004
Non-allocated assets:
Cash and cash equivalents	$2,531	$6,000
Deferred income taxes, current	3,250	3,553
Deferred income taxes, long-term	985	1,250
Due from stockholders of DiOP	516	—
Prepaid insurance	426	565
Finance fees – DiOP acquisition	461	—
Miscellaneous other corporate assets	383	108
Total non-allocated assets	$8,552	$11,476

Note 6 – Income Taxes

The consolidated effective tax rate was 37.5% for the three months and six months ended July 2, 2005 compared to 10.0% in the comparable periods of 2004. During 2005, we recorded a tax expense of 34% for federal taxes and 3.5% for state taxes as compared to 6.0% for federal taxes and 4.0% for state taxes during 2004. The 2004 federal tax expense was reduced as a result of the reversal of the valuation allowance that had been established in 2002 in accordance with the SFAS No. 109.  A valuation allowance was no longer required as it is more likely than not that the net deferred income tax assets will be realized in the future.

Note 7 – Warranty Accruals

We provide warranties for certain of our products.  Provisions for estimated expenses related to product warranties are made at the time products are sold.  These estimates are established using historical information on the nature, frequency, and average cost of warranty claims.  The following table summarizes product warranty activity for the second quarter of 2005:

Balance at December 31, 2004	Provision, changes and other	Payments	Balance at July 2, 2005
$750	270	(238)	$782

Note 8 – Environmental Contingencies

In December 2001, we received a letter from the United States Environmental Protection Agency (“EPA”) notifying us that we are considered a potentially responsible party for a site located in Prospect, Connecticut, where our former subsidiary operated a screw machine shop from 1961 to 1978, and demanding that we reimburse the EPA for its costs incurred in connection with a time-critical removal action taken by the EPA at the site in 2001.  In April 2004, the EPA notified us that the total amount of such costs is approximately $650, including indirect costs and interest.   We advised the EPA of our position that we are not responsible for these costs or the contamination at the site.  In January 2005, we responded to a 104(e) letter from the EPA requesting additional information.   We have settled the case in principle with the EPA for $175 plus accrued interest from the date the final agreement is signed until payment is made.  We are actively pursuing partial reimbursement from our insurance carriers.  However, we have not recorded a receivable from our insurance carriers due to the uncertainty of the reimbursement.  For the six months ended July 2, 2005, we spent $70 in legal fees related to the Prospect site, and we have incurred a total of approximately $398 through July 2, 2005 in legal fees.

During the second quarter of 2005, we recognized a charge of $150, net of tax of $90 in discontinued operations related to our share of the settlement of the Prospect, Connecticut environmental claim.  In connection with the pending settlement with the EPA, we will have no further responsibility to the EPA as it relates to this site.

Note 9 – Long-Term Debt

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

The Credit Facility requires, among other things, that we maintain certain financial performance covenants, restricts our ability to incur additional indebtedness, and contains various customary provisions, including affirmative and negative covenants, representations and warranties and events of default.

Revolving Credit Facility:  The $15,000 Revolving Credit Facility is available through May 2008, subject to optional prepayment in accordance with its terms. Up to $2,000 of the Revolving Credit Facility may be utilized to issue letters of credit.  We may elect to have any borrowing under the Revolving Credit Facility bear interest either at the Bank’s prime rate or the LIBOR rate plus a margin of 100 to 275 basis points, depending on our consolidated funded debt-to-consolidated EBITDA ratio, as defined.  We have the option of selecting the 1-month, 2-month, 3-month or 6-month  LIBOR rate.  On July 2, 2005, there were no borrowings outstanding under the Revolving Credit Facility.  In addition, as of July 2, 2005, $657 of the Revolving Credit Facility was utilized for outstanding letters of credit.

Term Loan A:  The Term Loan A is scheduled to mature in May 2010, subject to optional and mandatory prepayment in accordance with its terms, with quarterly principal payments of $1,000, which begin in August 2005.  The Term Loan A bears interest at a rate per annum equal to the 3-month LIBOR rate plus a margin of 100 to 275 basis points, depending on our consolidated funded debt-to-consolidated EBITDA ratio, as defined.  As of July 2, 2005, the balance of the Term Loan A was $20,000 and the interest rate was 5.96%.

Term Loan B:  The Term Loan B is scheduled to mature in May 2007, subject to optional and mandatory prepayment in accordance with its terms. Principal payments, which begin in February 2006, will be made in five quarterly installments of $500 each and a final installment of $32,500 on May 2, 2007.  The Term Loan B bears interest at a rate per annum equal to the LIBOR rate plus a margin of 100 to 275 basis points, depending on our consolidated funded debt-to-consolidated EBITDA ratio, as defined.  We have the option of selecting the 1-month, 2-month or 3-month LIBOR rate.  As of July 2, 2005, the balance of the Term Loan B was $35,000 and the interest rate was 5.96%.

Interest Rate Swap:  On May 2, 2005, we entered into an interest rate swap contract with the Bank to hedge interest rate fluctuations on the Term Loan A.  The interest rate swap has been designated as a cash flow hedge.  Under the terms of the interest rate swap, we receive payments based on the 3-month LIBOR rate and make payments based upon a fixed rate of 4.46%. The notional amount of the interest rate swap at inception was $20,000 and it expires in May 2010.   The notional amount decreases as principal payments are made on the term loan.

Future debt payments as of July 2, 2005, are as follows:

Amount
Six months ended December 31, 2005	$2,000
2006	6,000
2007	37,000
2008	4,000
2009	4,000
2010 and thereafter	2,000

Note 10 – Intangible Assets

As part of the acquisitions of Telic Optics, Inc. on April 8, 2004 and Diversified Optical Products, Inc. on May 2, 2005, Axsys recorded an intangible asset of $2,200 and $9,150, respectively.

The components of intangible assets related to both acquisitions as of July 2, 2005 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Life
Customer relationships	$8,000	$(177)	$7,823	19 years
Camera technology	2,600	(54)	2,546	8 years
Backlog	400	(67)	333	1 year
Service contract	200	(2)	198	5 years
Developed software for internal testing use	150	(2)	148	9 years
Amortizable intangibles	$11,350	$(302)	$11,048	16 years

Amortization expense for the six months ended July 2, 2005 was $227, which was included in selling, general and administrative expenses.  Estimated amortization expense for each of the five succeeding years is as follows:

Amount
Six months ended December 31, 2005	$812
Year ended December 31, 2006	950
Year ended December 31, 2007	810
Year ended December 31, 2008	803
Year ended December 31, 2009	797
Year ended December 31, 2010	765

Note 11 – Shareholders’ Equity

Stock Repurchase

In May 2004, the Axsys’ Board of Directors authorized the repurchase, from time to time, on the open market or otherwise, of up to 200,000 shares of Axsys common stock at prevailing market prices or at negotiated prices.

We plan to use the repurchased shares for general corporate purposes, including the satisfaction of commitments under our employee benefit plans and the exercise of stock option grants.  We repurchased 20 shares under this authorization during the six months ended July 2, 2005.  We did not repurchase any shares during the six months ended July 3, 2004.  Through July 2, 2005, Axsys has repurchased 32 shares in total under this repurchase program.

Paid in Capital

During the first quarter of 2005, the settlement fund related to preferred stock litigation was closed and we received $75 related to unpaid claims.

Treasury Stock

We use treasury stock shares for general corporate purposes, including the satisfaction of commitments under employee benefit plans and stock options.  Changes in treasury stock were as follows:

	Shares	Amount
Balance at December 31, 2004	130,216	$883
Exercise of stock options, net	(41,054)	(237)
Contribution to the 401(k) plan	(1,714)	(12)
Repurchase of common stock	20	—
Balance at July 2, 2005	87,468	$634

Balance at December 31, 2003	199,030	$1,235
Exercise of stock options, net	(33,057)	(111)
Contribution to the 401(k) plan	(2,658)	(16)
Balance at July 3, 2004	163,315	$1,108

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

The following discussion should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in Item 1 of this quarterly report.

Acquisition of Diversified Optical Products, Inc.

On May 2, 2005, Axsys acquired Diversified Optical Products, Inc.  (“DiOP”), a privately held manufacturer of high-end thermal camera systems and lenses, for $55.2 million in cash plus $1.6 million of legal, audit and other acquisition related costs incurred in connection with the acquisition. DiOP is a leading supplier of infrared surveillance solutions to the U.S. Border Patrol, Army, Navy, Air Force, Coast Guard, and various port authorities. In addition, DiOP manufactures an array of infrared cameras for law enforcement, firefighting, and commercial perimeter security applications.  Finally, DiOP is a leading original equipment manufacturer supplier of military-grade thermal targeting and imaging lenses.  DiOP employs approximately 120 people at its Salem, New Hampshire headquarters.

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

Acquisition of Telic

On April 8, 2004, Axsys acquired all of the stock of Telic Optics, Inc. (“Telic”), a privately owned manufacturer of high-end thermal optics and lenses.  Telic is currently operating as Axsys Technologies IR Systems and the financial results are included in our Optical Systems Group.

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

The initial purchase price of this acquisition, after a working capital adjustment, was $14 million with an additional earn out of up to $4 million over the 36 months following the closing date based on certain revenue goals.   If revenue goals are achieved, the earn out will increase the amount of Excess of Cost Over Net Assets Acquired, and the total purchase price could reach $18 million.  In addition, $438 thousand of legal, audit and other acquisition related costs were incurred in connection with the acquisition.  Axsys funded the purchase price and associated transaction costs through a combination of existing cash balances and borrowings under an unsecured credit facility with Fleet National Bank, which provided for a $5.0 million two-year revolving credit facility and a $5.0 million five-year term loan facility.  The entire term loan was used to fund a portion of the acquisition.  As of April 2, 2005, the outstanding balance was $4.1 million.  The loan was repaid in full on May 2, 2005 with the borrowings under the Credit Facility.

Financial Results

Sales for the second quarter of 2005 increased compared to the same period in the prior year by 29.8%.    While sales decreased slightly for Distributed Products Group, sales increased over 40% for the Optical Systems Group in the second quarter of 2005 compared to the same period last year.  Sales for the six-months ended July 2, 2005 were 26.2% higher than the comparable period in 2004.   The growth within the Optical Systems Group primarily resulted from the inclusion of the results of DiOP, which was acquired during the second quarter of 2005, and Telic, which was acquired during the second quarter of 2004.

Improvements in gross margin for the three months and six months ended July 2, 2005 compared to the same periods in 2004, were primarily the result of increased volume and product mix largely due to the addition of DiOP and Telic, which generally earns a higher margin than our other product lines.

 Selling, general and administrative spending for the three months and six months ended July 2, 2005 was higher than the comparable periods in the previous year primarily due to the acquisition of DiOP and Telic and increased headcount and incentives as a result of higher production.  Research, development and engineering expenses for the three months and six months ended July 2, 2005 were higher than in the comparable periods last year primarily as a result of increased time spent on research and development projects within the Optical Systems Group and the acquisition of DiOP and Telic.

The income tax provision for the second quarter of 2005 reflects a combined federal and state effective tax rate of 37.5%, which represents 34.0% for federal taxes and 3.5% for state taxes. A valuation allowance is not required as it is more likely than not that the net deferred income tax assets will be realized in the future.

Results of Operations: (in thousands and as a percentage of sales)

The following tables set forth certain financial data for the three months and six months ended July 2, 2005 and July 3, 2004.

	Three Months Ended:
	July 2, 2005		July 3, 2004
Sales	$33,384	100.0%	$25,729	100.0%
Cost of sales	23,050	69.1	17,908	69.6
Gross margin	10,334	30.9	7,821	30.4
Selling, general and administrative expenses	5,946	17.8	4,868	18.8
Research, development and engineering expenses	1,044	3.1	726	2.8
Write-off of restructuring accrual	—	—	(50)	—
Operating income	3,344	10.0	2,277	8.8
Interest expense	(706)	(2.1)	(76)	(0.3)
Interest income	34	0.1	9	—
Other income (expense), net	51	0.2	(15	—
Income from continuing operations before income taxes	2,723	8.2	2,195	8.5
Provision for income taxes	1,021	3.1	220	0.9
Income from continuing operations	1,702	5.1	1,975	7.7
Loss from discontinued operations, net of tax	(150)	(0.5)	—	—
Net income	$1,552	4.6%	$1,975	7.7%

	Six Months Ended:
	July 2, 2005		July 3, 2004
Sales	$62,032	100.0%	$49,135	100.0%
Cost of sales	43,242	69.7	34,533	70.3
Gross margin	18,790	30.3	14,602	29.7
Selling, general and administrative expenses	11,046	17.8	9,266	18.7
Research, development and engineering expenses	1,788	2.9	1,303	2.7
Write-off of restructuring accrual	—	—	(50)	—
Operating income	5,956	9.6	4,083	8.3
Interest expense	(773)	(1.2)	(108)	(0.2)
Interest income	76	0.1	34	0.1
Other income (expense), net	36	—	(22)	(0.1)

Income from continuing operations before income taxes	5,295	8.5	3,987	8.1
Provision for income taxes	1,986	3.2	399	0.8

Income from continuing operations	3,309	5.3	3,588	7.3
Loss from discontinued operations, net of tax	(150)	(0.2)	—	—
Net income	$3,159	5.1%	$3,588	7.3%

Optical Systems Group (in thousands and as a percentage of sales)

	Three Months Ended				Six Months Ended
	July 2, 2005		July 3, 2004		July 2, 2005		July 3, 2004

Sales	$27,160	100.0%	$19,282	100.0%	$49,429	100.0%	$36,495	100.0%
Cost of sales	18,733	69.0	13,437	69.7	34,416	69.6	25,763	70.6
Gross margin	$8,427	31.0%	$5,845	30.3%	$15,013	30.4%	$10,732	29.4%

Sales in the Optical Systems Group increased 40.9% for the three months ended July 2, 2005 as compared to the same periods in the prior year.  Sales for the six months ended July 2, 2005 increased 35.4% compared to the same period in 2004, of which 21.1% was attributable to the acquisitions of DiOP and Telic.  Organic growth of 14.3% was primarily due to an increase in demand of our products and capabilities on air and ground based defense applications.

Gross margins of 31.1% for the three months and 30.4% for the six months ended July 2, 2005 were higher than gross margins for the comparable periods in the prior year.  The increase in gross margin primarily resulted from the acquisitions of DiOP and Telic, which generally carry a higher than average margin than other product lines within this segment, partially offset by a reduction in margin as a result of recording the acquired inventory from DiOP at fair market value.

Distributed Products Group (in thousands and as a percentage of sales)

	Three Months Ended				Six Months Ended
	July 2, 2005		July 3, 2004		July 2, 2005		July 3, 2004

Sales	$6,224	100.0%	$6,447	100.0%	$12,603	100.0%	$12,640	100.0%
Cost of sales	4,317	69.4	4,471	69.4	8,826	70.0	8,770	69.4
Gross margin	$1,907	30.6%	$1,976	30.6%	$3,777	30.0%	$3,870	30.6%

Sales in the Distributed Products Group decreased 3.5% for the three months and 0.3% for the six months ended July 2, 2005 as compared to the same periods in the prior year as a result of a decrease in customer demand and pricing pressures.  Gross margin as a percentage of sales was consistent with the comparable periods in the prior year.

Operating Expenses (in thousands and as a percentage of sales)

	Three Months Ended				Six Months Ended
	July 2, 2005		July 3, 2004		July 2, 2005		July 3, 2004
Selling, general and administrative	$5,946	17.8%	$4,868	18.9%	$11,046	17.8%	$9,266	18.9%
Research, development and engineering	1,044	3.1	726	2.8	1,788	2.9	1,303	2.7

Selling, General and Administrative Expenses. The spending increase, year over year, was primarily due to the acquisitions of DiOP and Telic.  Despite the overall increase in selling, general and administrative expenses, spending, as a percentage of sales, was lower than the comparable periods in the prior year primarily due to higher sales volume and improvements in operating efficiencies.

Research, Development and Engineering Expenses.   Research, development and engineering expenses increased for the three months and six months ended July 2, 2005 compared to the same periods in the prior year primarily due to additional research and development costs at DiOP along with increased efforts on a variety of commercial optical projects.

Other Income and Expenses

Interest expense.  Interest expense was $706 thousand in the second quarter of 2005 and $773 thousand in the first six months of 2005, compared to interest expense of $76 thousand and $108 thousand in the comparable periods of 2004.  The higher interest expense was due to interest on $55.0 million of borrowings outstanding as of July 2, 2005, compared to $5.0 million of borrowings outstanding as of July 2, 2004.  This increase in interest expense was partially offset by lower interest on capital leases, which were paid off in the second quarter of 2005.

Interest income.  Interest income was $34 thousand in the second quarter and $76 thousand in the first six months of 2005, compared to interest income of $9 thousand and $34 thousand in the comparable period of 2004 primarily due to higher interest rates during 2005.  Interest income was primarily composed of income from cash and cash equivalents.

Income Taxes.  The consolidated effective tax rate was 37.5% for the three months and six months ended July 2, 2005 compared to 10.0% in the comparable periods of 2004. During the second quarter of 2005, we recorded a tax expense of 34% for federal taxes and 3.5% for state taxes as compared to 6.0% for federal taxes and 4.0% for state taxes during the comparable period in 2004.  A valuation allowance is not required as it is more likely than not that the net deferred income tax assets will be realized in the future.

Liquidity and Capital Resources

As of July 2, 2005, cash and cash equivalents totaled $2.5 million.  Our current ratio, which was 1.7 as of July 2, 2005, was lower than the prior year as a result of the acquisition of DiOP on May 2, 2005.  We used cash on hand and borrowings under the Credit Facility described below to repay the $4.0 million outstanding under the previous credit facility on May 2, 2005.

We completed the acquisition of DiOP on May 2, 2005.  The purchase price was $55.2 million in cash, plus $1.6 million of acquisition related costs.  In connection with the acquisition of DiOP, we entered into the Credit Facility on May 2, 2005.  The Credit Facility is comprised of a $15.0 million three-year Revolving Credit Facility and a $20.0 million five-year Term Loan A and a $35.0 million two-year Term Loan B.   Repayments of amounts borrowed under the Credit Facility are secured by a lien on all of our assets and the assets of our subsidiaries, including a pledge of the stock of all our subsidiaries.

The Credit Facility requires, among other things, that we maintain certain financial performance covenants, restricts our ability to incur additional indebtedness, and contains various customary provisions, including affirmative and negative covenants, representations and warranties and events of default.

The $15.0 million Revolving Credit Facility is available through May 2008, subject to optional and mandatory prepayment in accordance with its terms. Up to $2.0 million of the Revolving Credit Facility may be utilized to issue letters of credit.  We may elect to have any borrowing under the Revolving Credit Facility bear interest either at the Bank’s prime rate or the LIBOR rate plus a margin of 100 to 275 basis points, depending on our consolidated funded debt-to-consolidated EBITDA ratio, as defined.  We have the option of selecting the 1-month, 2-month, 3-month or 6-month LIBOR rate.  On July 2, 2005, there were no borrowings outstanding under the Revolving Credit Facility.  In addition, as of July 2, 2005, $657 thousand of the Revolving Credit Facility was utilized for outstanding letters of credit.

The Term Loan A is scheduled to mature in May 2010, subject to optional and mandatory prepayment in accordance with its terms, with quarterly principal payments of $1.0 million, which begin in August 2005.  The Term Loan A bears interest at a rate per annum equal to the 3-month LIBOR rate plus a margin of 100 to 275 basis points, depending on our consolidated funded debt-to-consolidated EBITDA ratio, as defined.  As of July 2, 2005, the balance of the Term Loan A was $20.0 million.

The Term Loan B is scheduled to mature in May 2007, subject to optional prepayment in accordance with its terms. Principal payments, which begin in February 2006, will be made in five quarterly installments of $500 thousand each and a final installment of $32.5 million on May 2, 2007.  The Term Loan B bears interest at a rate per annum equal to the LIBOR rate plus a margin of 100 to 275 basis points, depending on our consolidated funded debt-to-consolidated EBITDA ratio, as defined.  We have the option of selecting the 1-month, 2-month or 3-month LIBOR rate.  As of July 2, 2005, the balance of the Term Loan B was $35.0 million.

Net cash provided by operating activities for the six months ended July 2, 2005 was $3.5 million compared to $1.5 million for the six months ended July 3, 2004.  Axsys’ net income for the first six months of 2005 was $3.2 million, which included $1.8 million of depreciation and amortization.  Net income and non-cash expenses were partially offset by cash outflows of  $1.6 million to fund changes in working capital as described below.

During the first six months of 2005, inventory increased $2.3 million as a result of long-lead time production orders and increased sales volume. Deferred income increased by $1.5 million primarily as a result of our strategy to actively negotiate progress payments into certain large dollar contracts for long-lead time products and long-term programs.  Other current assets increased $868 thousand primarily due to the recording of a $516 thousand receivable related to the DiOP acquisition and increases in prepaid insurance and loan fees.

Net cash provided by operating activities for the six months ended July 3, 2004 was $1.5 million.  Axsys’ net income for the first six months of 2004 was $3.6 million, which included $1.4 million of depreciation and amortization and $17 thousand of capital asset disposals.  Net income and non-cash expenses were partially offset by cash outflows of $296 thousand related to discontinued operations, a $260 thousand decrease in long-term legal and environmental reserves and $2.8 million in working capital changes.

Net cash used in investing activities was $57.7 million for the six months ended July 2, 2005.  In the second quarter of 2005, we utilized $56.4 million of cash to purchase DiOP. Cash used in investing activities was $8.0 million for the six months ended July 3, 2004.  The purchase price plus transaction costs paid less cash acquired in the acquisition of IR Systems totaled $13.1 million.  We liquidated our $7.0 million short-term investment portfolio for use in the acquisition.  In addition, capital expenditures were $1.9 million in the six-month period ended July 3, 2004 primarily for the construction of a building addition related to the James Webb Space Telescope order and the purchase of a large machining center.

Net cash provided by financing activities was $50.7 million for the six months ended July 2, 2005.  In the second quarter of 2005, we borrowed $55.0 million to purchase DiOP and to refinance the remaining $4.0 million balance on existing debt.  Net cash provided in financing activities was $4.7 million for the six months ended July 3, 2004.  This includes receipt of the $5.0 million term loan for the acquisition of IR Systems less $167 thousand of term loan repayments.  In addition, we received  $157 thousand in proceeds from the exercise of options and made $282 thousand of capital lease payments.

With our existing cash balance, anticipated cash flows from operations and the $15.0 million Revolving Credit Facility, management believes that the Company has sufficient liquidity to finance its operations, capital expenditures, and working capital requirements and to meet its repayment obligations under the Credit Facility for the foreseeable future.

Backlog

A substantial portion of Axsys’ business is of a build-to-order nature requiring various engineering, manufacturing, testing and other processes to be performed prior to shipment.  As a result, Axsys generally has a significant backlog of orders to be shipped.  Axsys ended the first six months of 2005 with a backlog of $100.5 million, compared to a backlog of $81.7 million at July 3, 2004, an increase of  $18.8 million or 23.0%.  On May 2, 2005, we acquired DiOP’s outstanding backlog of $9.9 million.  We believe that a substantial portion of our backlog of orders at July 2, 2005 will be shipped over the next twelve months.   However, approximately 11.3% of our current backlog will be shipped in the second quarter of 2006 and beyond.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the second quarter of 2005, we were subject to the risk of fluctuating interest rates in the ordinary course of business for borrowings under our credit facility.  Our credit facility is comprised of a $15.0 million three-year revolving credit facility, a $20.0 million five-year term loan and a $35.0 million two-year term loan.  Both term loans bear interest at a rate per annum equal to the 3-month LIBOR rate plus a margin of 100 to 275 basis points, depending on our consolidated funded debt-to-consolidated EBITDA ratio (as defined in our credit facility).  In order to mitigate the interest rate risk on the $20.0 million term loan, we entered into an interest rate swap agreement with the same terms as the term loan.  Under the terms of the interest rate swap, we receive payments based on the 3-month LIBOR rate and remit payments based upon a fixed rate of 4.46%.  As of July 2, 2005, the balance of the term loans was $55.0 million.  At Axsys’ election, the revolving credit facility will bear interest at either the bank’s Prime rate or the LIBOR rate plus a margin of 100 to 275 basis points, depending on our consolidated funded debt-to-consolidated EBITDA ratio, as defined.  We have the option of selecting the 1-month, 2-month, 3-month or 6-month LIBOR rate.   As of July 2, 2005, we had no variable rate debt outstanding under the revolving credit facility.  However, as of July 2, 2005, $657 thousand of the revolving credit facility was utilized for outstanding letters of credit.

Item 4. CONTROL AND PROCEDURES

As of July 2, 2005, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of July 2, 2005.

During the second quarter of 2005, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

AXSYS TECHNOLOGIES, INC.

ISSUER PURCHASE OF EQUITY SECURITIES

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 3, 2005 – April 30, 2005	12	$21.32	—	199,976
May 1, 2005 – May 28, 2005	—	—	—	199,976
May 29, 2005 – July 2, 2005	8	17.24	—	199,968
Total	20	$19.69	—	199,968

(1)          On May 11, 2004, Axsys’ Board of Directors authorized the repurchase, from time to time, on the open market or otherwise, of up to 200,000 shares of Axsys common stock at prevailing market prices or at negotiated prices.   We plan to use the repurchased shares for general corporate purposes, including the satisfaction of commitments under our employee benefit plans and stock option grants.  As of July 2, 2005, we had repurchased 32 shares under this repurchase program.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of the Company was held on May 5, 2005.  The following matters were submitted to a vote of security holders.  The results of the voting were as follows:

Election of Directors

The stockholders re-elected all five directors of the Company.

	Votes For	Votes Withheld
Stephen W. Bershad	6,359,583	264,182
Anthony J. Fiorelli, Jr.	6,391,313	232,452
Eliot M. Fried	6,286,331	337,434
Richard F. Hamm, Jr.	6,397,052	226,713
Robert G. Stevens	6,397,052	226,713

Amendments to the Amended and Restated long-Term Stock Incentive Plan

Approve certain amendments to Axsys’ Amended and Restated Long-Term Stock Incentive Plan (the “Plan”).  The stockholders were asked, among other things, to approve an amendment to the Plan to increase the number of shares reserved for issuance under the Plan by 350,000.  The stockholders approved with votes cast as follows:

	Shares voted:	Percentage
For:	5,035,706	76.02%
Against:	294,278	4.44
Abstain:	18,447	0.28
Broker non-vote:	1,275,334	19.25

Ratification of the appointment of Ernst & Young LLP as the Company’s independent accountants

For the fiscal year 2005, the stockholders ratified the appointment of Ernst & Young LLP as the Company’s independent accountants with votes cast as follows:

	Shares voted:	Percentage
For:	6,612,312	99.83%
Against:	2,976.04%
Abstain:	8,477.13%

Item 6.  EXHIBITS

Exhibits
10.1	Credit Agreement, dated May 2, 2005, by and among Axsys Technology, Inc. and its subsidiaries and Fleet National Bank.

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) – Chief Executive Officer

31.2	Certification pursuant to Exchange Act Rule 13a – 14(a) – Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350 – Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. Section 1350 – Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date: July 26, 2005	AXSYS TECHNOLOGIES, INC.

	By:	/s/Stephen W. Bershad
Stephen W. Bershad
Chairman of the Board and Chief Executive Officer

/s/ David A. Almeida
David A. Almeida
Vice President-Finance and Chief Financial Officer
(Principal Financial Officer)

EXHIBITS INDEX

Exhibit Number	Description

10.1	Credit Agreement, dated May 2, 2005, by and among Axsys Technology, Inc. and its subsidiaries and Fleet National Bank.

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) – Chief Executive Officer

31.2	Certification pursuant to Exchange Act Rule 13a – 14(a) – Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350 – Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. Section 1350 – Chief Financial Officer