Form 10-Q
period 2005-10-01
AXSYS TECHNOLOGIES INC
filed 2005-10-27
CIK 206030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2005

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

Yes  ☒   No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

Yes  ☐   No  ☒

Indicate by check mark whether the registrant is a shall company (as defined in Rule 12b-2 of the Exchange Act):

Yes  ☐   No  ☒

10,604,357 shares of Common Stock, $.01 par value, were outstanding as of October 24, 2005.

AXSYS TECHNOLOGIES, INC.

PART I – FINANCIAL INFORMATION

AXSYS TECHNOLOGIES, INC.

Consolidated Balance Sheets

(Dollars in thousands)

	October 1, 2005	December 31, 2004
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,959	$6,000
Accounts receivable – net	18,498	15,715
Inventories – net	37,066	29,698
Deferred income taxes	3,308	3,553
Other current assets	1,164	1,020
TOTAL CURRENT ASSETS	65,995	55,986
PROPERTY, PLANT AND EQUIPMENT – net	15,167	13,337
AMORTIZABLE INTANGIBLE ASSETS - net	10,754	2,127
GOODWILL	57,581	13,013
OTHER ASSETS	1,139	1,352
TOTAL ASSETS	$150,636	$85,815

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$8,130	$6,459
Accrued expenses and other liabilities	13,559	9,513
Deferred income	7,526	7,195
Current portion of long-term capital lease obligations	—	368
Current portion of long-term debt	—	1,000
TOTAL CURRENT LIABILITIES	29,215	24,535
CAPITAL LEASES, less current portion	—	150
LONG-TERM DEBT, less current portion	—	3,333
OTHER LONG-TERM LIABILITIES	5,038	4,704
SHAREHOLDERS’ EQUITY:
Common stock, authorized 30,000,000 shares, issued 10,636,734 shares at October 1, 2005 and 7,186,734 shares at December 31, 2004	106	72
Capital in excess of par	97,605	39,612
Accumulated other comprehensive loss	(3)	(97)
Retained earnings	19,198	14,389
Treasury stock, at cost, 63,902 shares at October 1, 2005 and 130,216 shares at December 31, 2004	(523)	(883)
TOTAL SHAREHOLDERS’ EQUITY	116,383	53,093

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$150,636	$85,815

See accompanying notes to consolidated financial statements.

AXSYS TECHNOLOGIES, INC.

Consolidated Statements of Operations

(Dollars in thousands, except per share data  - Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004

Net sales	$35,571	$26,356	$97,603	$75,491
Cost of sales	24,369	18,407	67,611	52,940
Gross margin	11,202	7,949	29,992	22,551

Selling, general and administrative expenses	6,254	5,055	17,300	14,321
Research, development and engineering expenses	975	681	2,763	1,984
Write-off of restructuring accrual	—	—	—	(50)
Operating income	3,973	2,213	9,929	6,296
Interest expense	(889)	(75)	(1,662)	(183)
Interest income	40	9	116	43
Loss on extinguishments of debt	(480)	—	(480)	—
Other (expense) income, net	(4)	(7)	32	(29)
Income from continuing operations before income taxes	2,640	2,140	7,935	6,127
Provision for income taxes	990	213	2,976	612
Income from continuing operations	1,650	1,927	4,959	5,515
Loss from discontinued operations, net of tax	—	—	(150)	—
Net income	$1,650	$1,927	$4,809	$5,515

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.23	$0.27	$0.69	$0.79
Discontinued operations	—	—	(0.02)	—
Total	$0.23	$0.27	$0.67	$0.79
Weighted average basic common shares outstanding	7,269,843	7,040,110	7,142,273	7,009,215

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.22	$0.26	$0.66	$0.76
Discontinued operations	—	—	(0.02)	—
Total	$0.22	$0.26	$0.64	$0.76
Weighted average dilutive common shares outstanding	7,632,385	7,319,353	7,506,357	7,241,249

See accompanying notes to consolidated financial statements.

AXSYS TECHNOLOGIES, INC.

Consolidated Statements of Cash Flow

(Dollars in thousands – Unaudited)

	Nine Months Ended
	October 1, 2005	October 2, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,809	$5,515
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	2,378	2,140
Amortization	521	49
Deferred income taxes	1,408	—
Stock contribution to 401(k) plan	50	41
Stock option compensation expense	—	242
Loss on disposal of capital assets	—	16
Write-off of restructuring accrual	—	(50)
Changes in operating assets and liabilities:
Accounts receivable	(486)	(4,255)
Inventories	(1,787)	(4,512)
Other current assets	(63)	241
Accounts payable	47	2,116
Accrued expenses and other liabilities	(933)	(292)
Deferred income	1	3,361
Long-term liabilities	(599)	(180)
NET CASH PROVIDED BY OPERATING ACTIVITIES	5,346	4,432

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net	(2,184)	(3,123)
Acquisitions, net of cash acquired	(57,074)	(13,728)
Proceeds from sale of short-term investments	—	6,983
NET CASH USED IN INVESTING ACTIVITIES	(59,258)	(9,868)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from public stock offering	57,968	—
Repayment of borrowings	(59,851)	(793)
Proceeds from long-term debt, net	55,000	5,000
Proceeds from the exercise of options	680	291
Distribution from preferred stock settlement fund	75	—
Payments under the stock buy back program	(1)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	53,871	4,498

NET DECREASE IN CASH	(41)	(938)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,000	5,197
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,959	$4,259

Supplemental cash flow information - Cash (paid for) received from:
Interest paid	$(1,529)	$(121)
Interest received	121	53
Income tax payments	(3,193)	(1,142)
Income tax refunds	—	566

See accompanying notes to consolidated financial statements.

AXSYS TECHNOLOGIES, INC.

Consolidated Statements of Shareholders’ Equity

For the Nine Months Ended October 1, 2005 and October 2, 2004

(Dollars in thousands - Unaudited)

	Common Stock Amount	Capital in Excess of Par	Accumulated Other Comprehensive Gain/ (Loss)	Retained Earnings	Treasury Stock Amount	Total	Comprehensive Income
Balance at December 31, 2004	$72	$39,612	$(97)	$14,389	$(883)	$53,093

Net income	—	—	—	4,809	—	4,809	$4,809
Foreign exchange contract	—	—	120	—	—	120	120
Loss on interest rate swap			(26)			(26)	(26)
Total comprehensive income							$4,903
Public stock offering	34	57,549				57,583
Distribution from preferred stock settlement fund	—	75	—	—	—	75
Exercise of stock options	—	337	—	—	343	680
Contribution to 401(k) plan	—	32	—	—	18	50
Stock buy back program	—	—	—	—	(1)	(1)
Balance at October 1, 2005	$106	$97,605	$(3)	$19,198	$(523)	$116,383

Balance at December 31, 2003	$72	$39,375	$(39)	$5,725	$(1,235)	$43,898

Net income	—	—	—	5,515	—	5,515	$5,515
Foreign exchange contract	—	—	2	—	—	2	2
Total comprehensive income							$5,517
Stock option compensation expense	—	242	—	—	—	242
Exercise of stock options	—	26	—	—	265	291
Contribution to 401(k) plan	—	19	—	—	23	42
Escheatment of preferred stock		(71)	—	—	—	(71)
Balance at October 2, 2004	$72	$39,591	$(37)	$11,240	$(947)	$49,919

See accompanying notes to consolidated financial statements.

AXSYS TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data  - Unaudited)

Note 1 – Basis of Presentation

Axsys Technologies, Inc. (“Axsys” or “we”) prepared the unaudited Consolidated Financial Statements as of and for the three months and nine months ended October 1, 2005 and October 2, 2004.  In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows for such periods have been made, and the interim accounting policies followed are in conformity with generally accepted accounting principles and are consistent with those applied for annual periods as described in Axsys’ Annual Report on Form 10-K for the year ended December 31, 2004, previously filed with the Securities and Exchange Commission (the “Annual Report”).

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted as permitted by the SEC.  It is suggested that these consolidated financial statements be read in conjunction with the financial statements included in Axsys’ Annual Report.  The results of operations for the nine months ended October 1, 2005 and October 2, 2004 are not necessarily indicative of the operating results for the full year.

Basic earnings per share have been computed by dividing net income by the weighted average number of common shares outstanding.  The dilutive effect of stock options on the weighted average number of common shares was 362,542 shares for the quarter and 364,084 shares for the nine months ended October 1, 2005 compared to 279,243 shares for the quarter and 232,034 shares for the nine months ended October 1, 2004.  Diluted earnings per share excludes 132,538 potential shares of common stock for the three months ended October 1, 2005 and for the six months ended October 1, 2005 related to our stock compensation plans because the option exercise price was greater than the average market price of our common stock for the period.

The following table illustrates the effect on net income and income per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123:

	Three Months Ended		Nine Months Ended
	October 1, 2005	October 2 2004	October 1, 2005	October 2, 2004
Reported net income	$1,650	$1,927	$4,809	$5,515
Add: Stock-based compensation expense included in reported net income, net of related tax effect	—	—	—	—
Deduct: Stock-based employee compensation expense determined under fair value method, net of related tax effect	(126)	(193)	(378)	(580)
Pro forma net income	$1,524	$1,734	$4,431	$4,935

Pro forma basic earnings per share	$0.21	$0.25	$0.62	$0.70
Weighted average basic common shares outstanding	7,269,843	7,040,110	7,142,273	7,009,215

Pro forma diluted earnings per share	$0.20	$0.24	$0.59	$0.68
Weighted average diluted common shares outstanding	7,632,385	7,319,353	7,506,357	7,241,249

Note 2 – Acquisitions

On May 2, 2005, Axsys acquired 100% of the stock of Diversified Optical Products, Inc. (“DiOP”) for approximately $55,244 in cash plus $1,674 of legal, accounting and other acquisition-related costs.  DiOP was a privately held manufacturer of high-end thermal surveillance camera systems and lenses.

In addition to obtaining an established and skilled workforce, we expect that this acquisition will leverage our existing technologies and provide a new base of customers.  DiOP’s success as a developer of long-range infrared surveillance camera systems for both homeland security and military markets complements our existing infrared lens capabilities.  These cameras are used for applications such as surveillance and reconnaissance, border patrol, perimeter security, and law enforcement.  DiOP’s technology and market position directly addresses our primary strategic goals of increasing the technical sophistication of our solution and leveraging our technical strengths to serve growth markets.

In addition to camera systems, DiOP has strong capabilities and an impressive reputation in the design and development of infrared lenses for high-end military applications.   These technical capabilities are quite similar to our existing infrared design and manufacturing skills.   By combining these operations, we will be able to better satisfy the growing demand for thermal imaging lenses, and simultaneously recognize operational efficiencies.

The acquisition has been accounted for by the purchase method of accounting, and accordingly, the consolidated statements of income include the results of DiOP from the date of acquisition.   The assets acquired and the liabilities assumed were recorded at estimated fair values as determined by Axsys management and a valuation firm based on information currently available and on current assumptions as to future operations.

Fair value:
Cash	$2,009
Accounts receivable	2,297
Inventory, net	5,581
Other assets	2,292
Liabilities assumed	(8,979)
Amortizable intangible assets	9,150
Goodwill	44,568
Purchase price	$56,918
Cash acquired	(2,009)
Debt repayment	2,309
Repayment of DiOP officer loan	(142)
Accrued acquisition costs	(2)
Net cash paid through October 1, 2005	$57,074

At closing, an officer of DiOP paid Axsys $142 for his outstanding loan balance.  Immediately after closing, there were no outstanding officer loans.  Goodwill acquired through the purchase of DiOP is deductible for income tax purposes.

The results of DiOP’s operations from the date of acquisition are included in our Optical Systems Group.  Unaudited pro forma results of operations for the three months and nine months ended October 1, 2005 and October 2, 2004, as if Axsys and DiOP had been combined as of January 1, 2004, are presented below.  The pro forma results assume that we obtained the $70,000 credit facility as described in Note 8 on January 1, 2004.  Therefore, the pro forma results include adjustments to interest expense, which would have been incurred during 2004 and 2005.   The pro forma results include estimates and assumptions, which our management believes are reasonable. However, the pro forma results do not include any cost savings or other effects of the planned integration of DiOP, and are not necessarily indicative of the results which would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future.

	Three Months Ended October 1, 2005		Three Months Ended October 2, 2004
	Historical	Pro Forma	Historical	Pro Forma

Net sales	$35,571	$35,571	$26,356	$33,503
Income from continuing operations	1,650	1,809	1,927	1,572
Net income	$1,650	$1,809	$1,927	$1,572

Earnings per common share
Basic	$0.23	$0.25	$0.27	$0.22
Diluted	$0.22	$0.24	$0.26	$0.21

Weighted average common shares outstanding
Basic	7,269,843	7,269,843	7,040,110	7,040,110
Diluted	7,632,385	7,632,385	7,319,353	7,319,353

	Nine Months Ended October 2, 2005		Nine Months Ended October 2, 2004
	Historical	Pro Forma	Historical	Pro Forma

Net sales	$97,603	$104,873	$75,491	$91,985
Income from continuing operations	4,959	4,906	5,515	4,846
Net income	$4,809	$4,756	$5,515	$4,846

Earnings per common share
Basic	$0.67	$0.67	$0.79	$0.69
Diluted	$0.64	$0.63	$0.76	$0.67

Weighted average common shares outstanding
Basic	7,142,273	7,142,273	7,009,215	7,009,215
Diluted	7,506,357	7,506,357	7,241,249	7,241,249

Note 3 – Inventories – net

Inventories, determined by lower of cost (first-in, first-out or average) or market, consist of:

	October 1,	December 31,
	2005	2004
Raw materials	$11,184	$6,431
Work-in-process	19,349	18,371
Finished goods	11,453	9,888
Gross inventories	41,986	34,690
Less reserve	(4,920)	(4,992)
Net inventories	$37,066	$29,698

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

All derivative instruments are recorded in the balance sheet at fair value. Derivatives used to hedge forecasted cash flows associated with foreign currency sales and interest rate fluctuations are accounted for as cash flow hedges. Gains and losses on derivatives designated as cash flow hedges are recognized in accumulated other comprehensive income (loss) and in earnings in a manner that matches the timing of the earnings impact of the hedged transactions. The ineffective portion of all hedges, if any, is recognized currently in earnings.  At October 1, 2005, we had one forward exchange contract outstanding with a total loss position of $3, which was included in our accrued liabilities.  We did not have interest rate swap agreement as of October 1, 2005.

The table below presents the fair value of those derivative instruments:

	October 1,	December 31,
	2005	2004
Forward exchange contracts	$(3)	$(123)
Interest rate swap agreement	—	26

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

The following tables present the operating results for each of Axsys’ segments:

	Three Months Ended:		Nine Months Ended:
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Net sales
Optical Systems Group	$29,345	$19,895	$78,774	$56,390
Distributed Products Group	6,226	6,461	18,829	19,101
Total sales	$35,571	$26,356	$97,603	$75,491

Income before income taxes:
Optical Systems Group	$4,711	$2,827	$12,124	$7,759
Distributed Products Group	528	538	1,426	1,836
Non-allocated expenses	(2,599)	(1,225)	(5,615)	(3,468)
Total income before income taxes	$2,640	$2,140	$7,935	$6,127

The following table presents the details of the non-allocated expenses:

	Three Months Ended:		Nine Months Ended:
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Non-allocated expenses
Corporate expenses	$(1,266)	$(1,152)	$(3,621)	$(3,299)
Interest expense	(889)	(75)	(1,662)	(183)
Interest income	40	9	116	43
Loss on extinguishment of debt	(480)	—	(480)	—
Other (expense) income, net	(4)	(7)	32	(29)
Total non-allocated expenses	$(2,599)	$(1,225)	$(5,615)	$(3,468)

The following table presents the identifiable assets for each of Axsys’ segments:

	October 1, 2005	December 31, 2004
Identifiable assets:
Optical Systems Group	$127,025	$61,552
Distributed Products Group	12,840	12,787
Non-allocated assets	10,771	11,476
Total identifiable assets	$150,636	$85,815

	October 1, 2005	December 31, 2004
Goodwill:
Optical Systems Group	$56,141	$11,573
Distributed Products Group	1,440	1,440
Total goodwill	$57,581	$13,013

The following table presents the non-allocated identifiable assets:

	October 1, 2005	December 31, 2004
Non-allocated assets:
Cash and cash equivalents	$5,959	$6,000
Deferred income taxes, current	3,308	3,553
Deferred income taxes, long-term	1,020	1,250
Prepaid insurance	297	565
Miscellaneous other corporate assets	187	108
Total non-allocated assets	$10,771	$11,476

Note 6 – Income Taxes

The consolidated effective tax rate was 37.5% for the three months and nine months ended October 1, 2005 compared to 10.0% in the comparable periods of 2004. During 2005, we recorded a tax expense of 34% for federal taxes and 3.5% for state taxes as compared to 6.0% for federal taxes and 4.0% for state taxes during 2004. The 2004 federal tax expense was reduced as a result of the reversal of the valuation allowance that had been established in 2002 in accordance with the SFAS No. 109.  A valuation allowance was no longer required as it is more likely than not that the net deferred income tax assets will be realized in the future.

Note 7 – Warranty Accruals

We provide warranties for certain of our products.  Provisions for estimated expenses related to product warranties are made at the time products are sold.  These estimates are established using historical information on the nature, frequency, and average cost of warranty claims.  The following table summarizes product warranty activity for the second quarter of 2005:

Balance at December 31, 2004	Provision, changes and other	Payments	Balance at October 1, 2005
$750	562	(170)	$1,142

Note 8 – Long-Term Debt

During the third quarter of 2005, we prepaid the term loans under the Credit Facility (“Credit Facility”) with Fleet National Bank, a Bank of America company (“Bank”) that we entered into on May 2, 2005 in conjunction with the acquisition of DiOP.  The Credit Facility included a $20,000 five-year term loan facility (“term loan A”), a $35,000 two-year term loan facility (“term loan B”) and a $15,000 three-year revolving credit facility (“revolving credit facility”).   We continue to maintain the revolving credit facility.  Amounts borrowed under the Credit Facility are secured by a lien on all of our assets and the assets of our subsidiaries, including a pledge of the stock of all of our subsidiaries.

In conjunction with our prepayment of the principal and accrued interest on the $20,000 term loan A and the $35,000 term loan B during the third quarter of 2005, we incurred a charge of $421 for the loss on extinguishment of debt related to the write off of loan origination fees and $59 for the early termination of the related interest rate swap agreement.

Revolving Credit Facility:  The $15,000 revolving credit facility is available through May 2008, subject to optional prepayment in accordance with its terms. Up to $2,000 of the revolving credit facility may be utilized to issue letters of credit.  We may elect to have any borrowing under the revolving credit facility bear interest either at the Bank’s prime rate or the LIBOR rate plus a margin of 100 to 275 basis points, depending on our consolidated funded debt-to-consolidated EBITDA ratio, as defined.  We have the option of selecting the 1-month, 2-month, 3-month or 6-month LIBOR rate.  On October 1, 2005, there were no borrowings outstanding under the revolving credit facility.  However, as of October 1, 2005, $657 of the revolving credit facility was utilized for outstanding letters of credit.

Note 9 – Intangible Assets

As part of the acquisitions of Telic Optics, Inc. on April 8, 2004 and Diversified Optical Products, Inc. on May 2, 2005, Axsys recorded intangible assets of $2,200 and $9,150, respectively.

The components of intangible assets related to both acquisitions as of October 1, 2005 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Life
Customer relationships	$8,000	$(283)	$7,717	19 years
Camera technology	2,600	(135)	2,465	8 years
Backlog	400	(167)	233	1 year
Service contract	200	(5)	195	5 years
Developed software for internal testing use	150	(6)	144	9 years
Amortizable intangibles	$11,350	$(596)	$10,754	16 years

Amortization expense for the nine months ended October 1, 2005 was $521, which was included in selling, general and administrative expenses.   Estimated amortization expense for each of the five succeeding years is as follows:

Amount
Three months ended December 31, 2005	$295
Year ended December 31, 2006	954
Year ended December 31, 2007	814
Year ended December 31, 2008	807
Year ended December 31, 2009	801
Year ended December 31, 2010	769

Note 10 – Shareholders’ Equity

Public Stock Offering

On September 27, 2005, Axsys issued and sold 3,450,000 shares of common stock at the public offering price of $18.00 per share.  We received all of the net proceeds from the offering after payment of underwriting discounts and commissions.

Gross Proceeds	$62,100
Underwriting commissions	(3,726)
Offering expenses	(790)
Net Proceeds	$57,584
Accrued offering expenses	384
Net cash received through October 1, 2005	$57,968

Stock Repurchase

In May 2004, the Axsys’ Board of Directors authorized the repurchase, from time to time, on the open market or otherwise, of up to 200,000 shares of Axsys common stock at prevailing market prices or at negotiated prices.

We plan to use the repurchased shares for general corporate purposes, including the satisfaction of commitments under our employee benefit plans and the exercise of stock option grants.  We repurchased 26 shares under this authorization during the nine months ended October 1, 2005.  We did not repurchase any shares during the nine months ended October 2, 2004.  Through October 1, 2005, Axsys has repurchased 38 shares in total under this repurchase program.

Paid in Capital

During the first quarter of 2005, the settlement fund related to preferred stock litigation was closed and we received $75 related to unpaid claims.

Treasury Stock

We use treasury stock shares for general corporate purposes, including the satisfaction of commitments under employee benefit plans and stock options.  Changes in treasury stock were as follows:

	Shares	Amount
Balance at December 31, 2004	130,216	$883
Exercise of stock options, net	(63,753)	(343)
Contribution to the 401(k) plan	(2,587)	(18)
Repurchase of common stock	26	1
Balance at October 1, 2005	63,902	$523

Balance at December 31, 2003	199,030	$1,235
Exercise of stock options, net	(55,858)	(265)
Contribution to the 401(k) plan	(3,622)	(23)
Balance at October 2, 2004	139,550	$947

Note 11 – Related Party

A senior management employee is a major partner in KFN Realty, Inc., the landlord for our manufacturing facility in Salem, New Hampshire, which was acquired on May 2, 2005. The current lease expires in December 2006.  The aggregate rent paid, including real estate taxes, to the related party amounted to $77 from the date of acquisition through October 1, 2005.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

The following discussion should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in Item 1 of this quarterly report.

Public Stock Offering

On September 27, 2005, Axsys issued and sold 3,450,000 shares of common stock at the public offering price of $18.00 per share.  We received all of the net proceeds from the offering after payment of underwriting discounts and commissions.  Gross proceeds from the stock offering were $62.1 million.  After underwriting discounts and commissions, we received $58.4 million.  We utilized $54.6 million to repay all of the amounts outstanding under our credit facility, including accrued interest and fees, and $790 thousand to pay expenses related to the stock offering, and we will use the remaining $3.0 million for working capital and general corporate purposes.  As of October 1, 2005, we had 10,636,734 shares of common stock outstanding.

Acquisition of Diversified Optical Products, Inc.

On May 2, 2005, Axsys acquired all of the stock of Diversified Optical Products, Inc.  (“DiOP”), a privately held manufacturer of high-end thermal camera systems and lenses, for $55.2 million in cash plus $1.7 million of legal, audit and other acquisition related costs incurred in connection with the acquisition. The acquisition of DiOP brought us new, high value technologies, leveraged our existing infrared and motion control technologies, and provided us with a new base of customers.  Further, the combination of DiOP and Axsys positioned us as a leading independent infrared lens manufacturer.   DiOP employs approximately 120 people at its Salem, New Hampshire headquarters. DiOP is doing business as Axsys Technologies IR Systems and the financial results are included in our Optical Systems Group.

On May 2, 2005, we also entered into a new $70.0 million credit facility with a Fleet Bank, an affiliate of Bank of America.  The facility consisted of a five-year term loan A in the amount of $20.0 million, a two-year term loan B in the amount of $35.0 million and a three-year revolving line of credit in the maximum amount of $15.0 million.  Borrowings under this credit facility provided a portion of the consideration used to acquire 100% of the capital stock of DiOP.

Under the terms of the credit facility, we were required to use the net proceeds from the stock offering to repay all of the amounts outstanding under the term loan B.   In addition to repaying term loan B, we also repaid in full the amounts outstanding under the term loan A.

On October 1, 2005, there were no borrowings outstanding under the revolving credit facility; however, $657 of the revolving credit facility was utilized for outstanding letters of credit.

Acquisition of Telic

On April 8, 2004, Axsys acquired all of the stock of Telic Optics, Inc. (“Telic”), a privately owned manufacturer of high-end thermal optics and lenses.  The acquisition of Telic brought us new optical design and manufacturing capabilities, infrared lens manufacturing capabilities and provided us with broader penetration on ground and sea-based programs.  Telic is doing business as Axsys Technologies IR Systems and the financial results are included in our Optical Systems Group.

The initial purchase price of this acquisition, after a working capital adjustment, was $14 million with an additional earn out of up to $4 million over the 36 months following the closing date based on certain revenue goals.   If revenue goals are achieved, the earn out will increase the amount of Excess of Cost Over Net Assets Acquired, and the total purchase price could reach $18 million.  In addition, $438 thousand of legal, audit and other acquisition related costs were incurred in connection with the acquisition.  Axsys funded the purchase price and associated transaction costs through a combination of existing cash balances and borrowings under an unsecured credit facility with Fleet National Bank, which provided for a $5.0 million two-year revolving credit facility and a $5.0 million five-year term loan facility.  The entire term loan was used to fund a portion of the acquisition.  As of April 2, 2005, the outstanding balance was $4.1 million.  The loan was repaid in full on May 2, 2005 with the borrowings under our credit facility.

Financial Results

Sales for the third quarter of 2005 increased compared to the same period in the prior year by 35.0%.    While sales decreased 3.6% within the Distributed Products Group, sales increased 47.5% for the Optical Systems Group in the third quarter of 2005 compared to the same period last year.  Sales for the nine months ended October 1, 2005 were 29.3% higher than the comparable period in 2004.   The growth within the Optical Systems Group primarily resulted from the recently acquired infrared optical lens and camera product lines.   In addition, organic growth, from our legacy product lines, for the three months ended October 1, 2005 was 13.6% and for the nine months ended October 1, 2005 was 12.9%.  Organic growth, for both periods, was primarily due to an increase in demand of our products and capabilities on air and ground based defense applications.

Improvements in gross margin for the three months and nine months ended October 1, 2005 compared to the same periods in 2004 were primarily the result of increased volume and product mix largely due to the higher margin infrared product lines acquired with the DiOP and Telic acquisitions.

Selling, general and administrative spending for the three months and nine months ended October 1, 2005 was higher than the comparable periods in the previous year primarily due to the addition of DiOP and Telic and increased headcount and incentives as a result of higher production.  Research, development and engineering expenses for the three months and nine months ended October 1, 2005 were higher than in the comparable periods last year.    We have increased our research and development efforts primarily as a result of the newly acquired infrared product line.   This product line is research intensive as we continue to make improvements on products, which are sold to end-users.  Our legacy product lines continue to be primarily manufactured and sold to original equipment manufacturers based on their unique design specifications.

The income tax provision for the third quarter of 2005 reflects a combined federal and state effective tax rate of 37.5%, which represents 34.0% for federal taxes and 3.5% for state taxes.

Results of Operations: (in thousands and as a percentage of sales)

The following tables set forth certain financial data for the three months and nine months ended October 1, 2005 and October 2, 2004.

	Three Months Ended:
	October 1, 2005		October 2, 2004
Sales	$35,571	100.0%	$26,356	100.0%
Cost of sales	24,369	68.5	18,407	69.8
Gross margin	11,202	31.5	7,949	30.2
Selling, general and administrative expenses	6,254	17.6	5,055	19.2
Research, development and engineering expenses	975	2.7	681	2.6
Operating income	3,973	11.2	2,277	8.4
Interest expense	(889)	(2.5)	(75)	(0.3)
Interest income	40	0.1	9	—
Loss on extinguishment of debt	(480)	(1.4)	—	—
Other expense, net	(4)	—	(7)	—
Income from continuing operations before income taxes	2,640	7.4	2,140	8.1
Provision for income taxes	990	2.8	213	0.8
Net income	$1,650	4.6%	$1,927	7.3%

	Nine Months Ended:
	October 1, 2005		October 2, 2004
Sales	$97,603	100.0%	$75,491	100.0%
Cost of sales	67,611	69.3	52,940	70.1
Gross margin	29,992	30.7	22,551	29.9
Selling, general and administrative expenses	17,300	17.7	14,321	19.0
Research, development and engineering expenses	2,763	2.8	1,984	2.6
Write-off of restructuring accrual	—	—	(50)	—
Operating income	9,929	10.2	6,296	8.3
Interest expense	(1,662)	(2.1)	(183)	(0.2)
Interest income	116	—	43	—
Loss on extinguishment of debt	(480)	—	—	—
Other income (expense), net	32	—	(29)	—
Income from continuing operations before income taxes	7,935	8.1	6,127	8.1
Provision for income taxes	2,976	3.0	612	0.8
Income from continuing operations	4,959	5.1	5,515	7.3
Loss from discontinued operations, net of tax	(150)	(0.2)	—	—
Net income	$4,809	4.9%	$5,515	7.3%

Optical Systems Group (in thousands and as a percentage of sales)

	Three Months Ended				Nine Months Ended
	October 1, 2005		October 2, 2004		October 1, 2005		October 2, 2004

Sales	$29,345	100.0%	$19,895	100.0%	$78,774	100.0%	$56,390	100.0%
Cost of sales	19,999	68.2	14,025	70.5	54,415	69.1	39,788	70.6
Gross margin	$9,346	31.8%	$5,870	29.5%	$24,359	30.9%	$16,602	29.4%

Sales in the Optical Systems Group increased 47.5% for the three months ended October 1, 2005 as compared to the same period in the prior year.  Sales for the nine months ended October 1, 2005 increased 39.7% compared to the same period in 2004.  The increase in sales was primarily from the recently acquired infrared optical lens and camera product lines.

Compared to the same periods in the prior year, organic growth for the three months ended October 1, 2005 was 13.6% and for the nine months ended October 1, 2005 was 12.9%.  Organic growth, for both periods, was primarily due to an increase in demand of our products and capabilities on air and ground based defense applications.

Gross margins of 31.8% for the three months and 30.9% for the nine months ended October 1, 2005 were higher than gross margins for the comparable periods in the prior year.  The increase in gross margins was primarily related to the higher margin infrared product lines acquired with the DiOP and Telic acquisitions.

Distributed Products Group (in thousands and as a percentage of sales)

	Three Months Ended				Nine Months Ended
	October 1, 2005		October 2, 2004		October 1, 2005		October 2, 2004

Sales	$6,226	100.0%	$6,461	100.0%	$18,829	100.0%	$19,101	100.0%
Cost of sales	4,370	70.2	4,382	67.8	13,196	70.1	13,152	68.9
Gross margin	$1,856	29.8%	$2,079	32.2%	$5,633	29.9%	$5,949	31.1%

Sales in the Distributed Products Group decreased 3.6% for the three months and 1.4% for the nine months ended October 1, 2005 as compared to the same periods in the prior year as a result of a decrease in customer demand and pricing pressures.  Gross margin, as a percentage of sales, also decreased compared to the comparable periods in the prior year.  The decrease in gross margins was primarily due to higher freight costs, increased competitive pricing pressures and lower sales volume.

Operating Expenses (in thousands and as a percentage of sales)

Three Months Ended

Nine Months Ended

	October 1, 2005		October 2, 2004		October 1, 2005		October 2, 2004

Selling, general and administrative	$6,254	17.6%	$5,055	19.2%	$17,300	17.7%	$14,321	19.0%
Research, development and engineering	975	2.7	681	2.6	2,763	2.8	1,984	2.6
Write-off of restructuring accrual	—	—	—	—	—	—	(50)	(0.1)

Selling, General and Administrative Expenses. The spending increase, year over year, on a dollar basis was primarily due to the acquisitions of DiOP and Telic.  Despite the overall increase in selling, general and administrative expenses, spending, as a percentage of sales, was lower than the comparable periods in the prior year primarily due to higher sales volume and increased efforts to control costs.

Research, Development and Engineering Expenses.   Research, development and engineering expenses increased for the three months and nine months ended October 1, 2005 compared to the same periods in the prior year..  We have increased our research and development efforts primarily as a result of the newly acquired infrared product line.   This product line is research intensive as we continuously make improvements on products, which are sold to end-users.  Our legacy product lines are primarily manufactured and sold to original equipment manufacturers based on their unique design specifications.

Write off of restructuring accrual.  During 2004, we reversed a $50 thousand excess accrual related to a 2002 restructuring charge.

Other Income and Expenses

Interest expense.  Interest expense was $889 thousand in the third quarter of 2005 and $1.7 million in the first nine months of 2005, compared to interest expense of $75 thousand and $183 thousand in the comparable periods of 2004.  The higher interest expense was due to interest on $55.0 million of borrowings, which was prepaid on September 27, 2005, compared to $5.0 million of borrowings outstanding as of October 2, 2004.  This increase in interest expense was partially offset by lower interest on capital leases, which were paid off in the second quarter of 2005.

Interest income.  Interest income was $40 thousand in the third quarter and $116 thousand in the first nine months of 2005, compared to interest income of $9 thousand and $43 thousand in the comparable period of 2004 primarily due to lower average cash balances during 2005.  Interest income was primarily composed of income from cash and cash equivalents.

Loss on extinguishment of debt.  In conjunction with our prepayment of the principal and accrued interest on the $20.0 million term loan A and the $35.0 million term loan B during the third quarter of 2005, we incurred an additional interest expense charge of $421 thousand for the write off of loan origination fees and an other expense charge of $59 thousand for the early termination of the related interest rate swap agreement.

Other (expense) income, net.  Net other expenses was $4 thousand in the third quarter of 2005 and net other income $32 thousand in the first nine months of 2005, compared to other expense of $7 thousand and $29 thousand in the comparable period of 2004.  Other income and expenses are primarily the result of foreign exchange gains and losses.

Income Taxes.  The consolidated effective tax rate was 37.5% for the three months and nine months ended October 1, 2005 compared to 10.0% in the comparable periods of 2004. During the third quarter of 2005, we recorded a tax expense of 34% for federal taxes and 3.5% for state taxes as compared to 6.0% for federal taxes and 4.0% for state taxes during the comparable period in 2004.  The consolidated effective tax rate for the three months ended and the nine months ended October 1, 2004 was lower primarily due to the utilization of a previously established valuation allowance.  A valuation allowance is currently not required as it is more likely than not that the net deferred income tax assets will be realized in the future.

Liquidity and Capital Resources

As of October 1, 2005, cash and cash equivalents totaled $6.0 million.  Our current ratio of 2.3 as of October 1, 2005 and December 31, 2004 supports our goal to maintain a high level of liquidity in order continue to seek growth opportunities.  During the third quarter of 2005, we completed a public stock offering.   Axsys issued and sold 3,450,000 shares of common stock at the public offering price of $18.00 per share.

Gross proceeds from the stock offering were $62.1 million.  After underwriting discounts and commissions, we received $58.4 million.  We utilized $54.6 million to repay all of the amounts outstanding under our credit facility, as described below, including accrued interest and fees, and $790 thousand to pay expenses related to the stock offering, and we will use the remaining $3.0 million for working capital and general corporate purposes.

We completed the acquisition of DiOP on May 2, 2005.  The purchase price was $55.2 million in cash, plus $1.7 million of acquisition related costs.  In connection with the acquisition of DiOP, we entered into a credit facility on May 2, 2005.  The credit facility was comprised of a $15.0 million three-year revolving credit facility and a $20.0 million five-year term loan A and a $35.0 million two-year term loan B.  During the third quarter of 2005, we made a $1.0 million principal payment and then utilized a portion of the net proceeds from the public stock offering to prepay the remaining amounts outstanding on the term loan A and term loan B.  We continue to maintain the $15.0 million revolving credit facility.

The $15.0 million revolving credit facility is available through May 2008, subject to optional and mandatory prepayment in accordance with its terms. Up to $2.0 million of the revolving credit facility may be utilized to issue letters of credit.  We may elect to have any borrowing under the revolving credit facility bear interest either at the Bank’s prime rate or the LIBOR rate plus a margin of 100 to 275 basis points, depending on our consolidated funded debt-to-consolidated EBITDA ratio, as defined.  We have the option of selecting the 1-month, 2-month, 3-month or 6-month LIBOR rate.  On October 1, 2005, there were no borrowings outstanding under the revolving credit facility.  In addition, as of October 1, 2005, $657 thousand of the revolving credit facility was utilized for outstanding letters of credit.

Net cash provided by operating activities for the nine months ended October 1, 2005 was $5.3 million compared to $4.4 million for the nine months ended October 2, 2004.  Axsys’ net income for the first nine months of 2005 was $4.8 million, which included $2.9 million of depreciation and amortization and $1.4 million change in net deferred tax assets.  Net income and non-cash expenses were partially offset by cash outflows of  $3.2 million to fund a $1.8 million increase in inventory as a result of long-lead time production orders as a result of increased sales volume and an increase of $486 thousand in accounts receivable.  In addition, accrued liabilities decreased $936 thousand primarily due to the beneficial tax treatment of the DiOP acquisition partially offset by an increase in compensation related expenses and an accrual for inventory received but not yet invoiced..

Net cash provided by operating activities for the nine months ended October 2, 2004 was $4.4 million.  Axsys’ net income for the first nine months of 2004 was $5.5 million, which included $2.2 million of depreciation and amortization, a $50 thousand reversal of a restructuring charge and $16 thousand of capital asset disposals.  Net income and non-cash expenses were partially offset by cash outflows of $461 thousand related to discontinued operations, a $395 thousand decrease in long-term legal, loss contract and pension reserves and $2.9 million in working capital changes as described below.

Working capital increased by $2.9 million during the first nine months of 2004.  Accounts receivable increased $4.3 million primarily due to increased revenues and increased progress billings within the quarter.  Inventory also increased $4.5 million primarily as a result of long-lead time production orders and increased sales volume.  This increase was more than offset by related increases of $3.4 million in deferred income and $2.1 million in accounts payable.   Other current assets decreased $241 thousand primarily due to a reduction in prepaid insurance.  Accrued expenses and other liabilities, excluding payments related to discontinued operations, increased by $168 thousand largely due to increased accruals for incentives and severance costs partially offset by tax payments, the settlement of the preferred stock litigation and a decrease in short-term environmental costs.

Net cash used in investing activities was $59.3 million for the nine months ended October 1, 2005.  In the first nine months of 2005, we utilized $57.1 million of cash to purchase DiOP. In addition, capital expenditures were $2.2 million in the nine-month period ended October 1, 2005 primarily for purchases of general machining equipment.

Net cash used in investing activities was $9.9 million for the nine months ended October 2, 2004.  The purchase price plus transaction costs paid less cash acquired in the acquisition of Telic totaled $13.7 million.  We liquidated our $7.0 million short-term investment portfolio for use in the acquisition.  In addition, capital expenditures were

$3.1 million in the nine-month period ended October 2, 2004 primarily for the construction of a building addition related to the James Webb Space Telescope order and the purchase of a large machining center.

Net cash provided by financing activities was $53.9 million for the nine months ended October 1, 2005.   During 2005, we borrowed $55.0 million to purchased DiOP and pay off $4.3 million of financing related to the acquisition of Telic in April 2004.  In addition, we completed a public stock offering of 3,450,000 shares of common stock, which generated $58.0 million of cash during the third quarter of 2005.  Net proceeds after all expenses are paid are expected to be $57.6 million.  During the third quarter of 2005, we made a $1.0 million principal payment and utilized a portion of the net proceeds from the public stock offering to prepay the remaining $54.0 million outstanding on our credit facility.  During 2005, we also received $680 thousand in proceeds from the exercise of options and paid off the remaining $518 thousand of capital lease obligations.

Net cash provided in financing activities was $4.5 million for the nine months ended October 2, 2004.   In 2004, we obtained a $5.0 million term loan for the acquisition of Telic and made $417 thousand of term loan repayments.  In addition, we received  $292 thousand in proceeds from the exercise of options and made $376 thousand of capital lease payments.

With our existing cash balance, anticipated cash flows from operations and the $15.0 million revolving credit facility, management believes that the Company has sufficient liquidity to finance its operations, capital expenditures, and working capital requirements for the foreseeable future.

Backlog

A substantial portion of Axsys’ business is of a build-to-order nature requiring various engineering, manufacturing, testing and other processes to be performed prior to shipment.  As a result, Axsys generally has a significant backlog of orders to be shipped.  Axsys ended the first nine months of 2005 with a backlog of $108.6 million, compared to a backlog of $93.1 million at October 2, 2004, an increase of  $15.5 million or 16.6%. On May 2, 2005, we acquired DiOP’s outstanding backlog of $9.9 million.    We believe that a substantial portion of our backlog of orders at October 1, 2005 will be shipped over the next twelve months.   However, approximately 9.3% of our current backlog will be shipped in the third quarter of 2006 and beyond.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. One can identify these forward-looking statements by the use of the words such as “expect,” “anticipate,” “plan,” “may,”  “will,” “estimate” or other similar expressions. Because such statements apply to future events, they are subject to risks and uncertainties that could cause the actual results to differ materially. Important factors, which could cause actual results to differ materially, include without limitation: changes in the U.S. federal government spending priorities; our ability to compete in the industries in which we operate, including the introduction of competing products or technologies by other companies and/or pricing pressures from competitors and/or customers; the potential for our backlog to be reduced or cancelled; our ability to implement our acquisition strategy and integrate our acquired companies successfully, including the recent acquisition of Diversified Optical Products; our ability to manage costs under our fixed-price contracts effectively; and changes in general economic and business conditions.  These statements reflect our current beliefs and are based upon information currently available to us.  Be advised that developments subsequent to this report are likely to cause these statements to become outdated with the passage of time, and we specifically disclaim any obligation to update these statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Axsys’ market risk sensitive instruments do not subject it to material risk exposures.  As of October 1, 2005, we had available to us a $15.0 million three-year revolving credit facility.   At Axsys’ election, the revolving credit facility will bear interest at either the bank’s Prime rate or the LIBOR rate plus a margin of 100 to 275 basis points, depending on our consolidated funded debt-to-consolidated EBITDA ratio, as defined.  We have the option of selecting the 1-month, 2-month, 3-month or 6-month LIBOR rate.   As of October 1, 2005, we had no variable rate debt outstanding under the revolving credit facility.  However, as of October 1, 2005, $657 thousand of the revolving credit facility was utilized for outstanding letters of credit.

Item 4. CONTROL AND PROCEDURES

As of October 1, 2005, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our management, including the

Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of October 1, 2005.

During the third quarter of 2005, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

Section 404 of the Sarbanes-Oxley Act requires management to report on, and our independent auditors to attest to, the Axsys’ internal control over financial reporting as of December 31, 2005. We are actively continuing our ongoing process, utilizing outside assistance, of documenting, testing and evaluating the effectiveness of, and remediating any issues identified with our internal control over financial reporting. During this process, a number of such issues were identified, some of which have been completely remediated, while remediation and re-assessment activities continue for others. The process of documenting, testing and evaluating Axsys’ internal control over financial reporting under the applicable guidelines is complex and time consuming, and available internal and external resources necessary to assist Axsys in the documentation and testing required to comply with Section 404 are limited. While we currently believe we have dedicated the appropriate resources and that we will be able to fully comply with Section 404 in our Annual Report on Form 10-K for the year ended December 31, 2005 and be in a position to conclude that the Axsys’ internal control over financial reporting is effective as of December 31, 2005, because (a) the applicable requirements are complex, (b) the testing and evaluation of internal control over financial reporting are time consuming, (c) our evaluation must be made as of December 31, 2005 and (d) currently unforeseen events or circumstances beyond our control could arise, there can be no assurance that we will ultimately be able to fully comply with Section 404 in our Annual Report on Form 10-K for the year ended December 31, 2005 or whether we or our independent auditors will be able to conclude that our internal control over financial reporting is effective as of December 31, 2005.

PART II – OTHER INFORMATION

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

AXSYS TECHNOLOGIES, INC.

ISSUER PURCHASE OF EQUITY SECURITIES

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 3, 2005 – July 30, 2005	6	$18.20	6	199,962
July 31, 2005 – August 27, 2005	—	—	—	199,962
August 28, 2005 – October 1, 2005	—	—	—	199,962
Total	6	$18.20	6	199,962

(1)          On May 11, 2004, Axsys’ Board of Directors authorized the repurchase, from time to time, on the open market or otherwise, of up to 200,000 shares of Axsys common stock at prevailing market prices or at negotiated prices.   We plan to use the repurchased shares for general corporate purposes, including the satisfaction of commitments under our employee benefit plans and stock option grants.  As of October 1, 2005, we had repurchased 38 shares under this repurchase program.

Item 6.  EXHIBITS

10.1	Letter Agreement between Stephen W. Bershad and Axsys dated August 4, 2005, extending term of initial period of the Employment Agreement.

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) – Chief Executive Officer

31.2	Certification pursuant to Exchange Act Rule 13a – 14(a) – Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350 – Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. Section 1350 – Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date: October 26, 2005	AXSYS TECHNOLOGIES, INC.

	By:	/s/Stephen W. Bershad
Stephen W. Bershad
Chairman of the Board and Chief Executive Officer

/s/ David A. Almeida
David A. Almeida
Vice President-Finance and Chief Financial Officer
(Principal Financial Officer)

EXHIBITS INDEX

Exhibit Number	Description

10.1	Letter Agreement between Stephen W. Bershad and Axsys dated August 4, 2005, extending term of initial period of the Employment Agreement.

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) – Chief Executive Officer

31.2	Certification pursuant to Exchange Act Rule 13a – 14(a) – Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350 – Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. Section 1350 – Chief Financial Officer