Form 10-K
period 2005-12-31
AXSYS TECHNOLOGIES INC
filed 2006-03-01
CIK 206030

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION
13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File No.: 0-16182

AXSYS TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	11-1962029
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
175 Capital Boulevard, Suite 103
Rocky Hill, Connecticut	06067
(Address of principal executive offices)	(Zip Code)
(860) 257-0200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐      No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐      No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐                       Accelerated filer ☒                         Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the close of business on July 2, 2005, was $89,404,981.

The number of shares outstanding of the registrant’s common stock as of February 21, 2006 was 10,618,880.

Parts of the following document are incorporated by reference into Part III of this Annual Report on Form 10-K: the Proxy Statement for the registrant’s 2006 Annual Meeting of Stockholders.

PART I

Item 1.                        BUSINESS

Axsys Technologies, Inc. (together with our subsidiaries, unless the context suggests otherwise, “Axsys”, “Company”, “we”, “us” or “our”) was originally incorporated in the State of New York in 1959 and reincorporated in the State of Delaware in 1968. We are a leading designer and manufacturer of precision optical solutions for defense, aerospace, homeland security and high-performance commercial applications. These sophisticated solutions are typically found in applications that demand the finest optical surfaces, highest accuracy and tightest motion control tolerances. Application examples include weapon systems, long-range surveillance cameras and highly precise medical imagers.  We are also a technology leader in the supply of infrared surveillance solutions to homeland security market customers such as the U.S. Border Patrol, Army, Navy, Air Force, Coast Guard and various port authorities.

Our solutions are often embedded in larger systems that depend on precise optical control for accurate operation of critical functions. We are involved in many large-scale programs including the F-16, F-18, Apache, Stryker, M1A2 Abrams and Bradley Fighting Vehicle. Many of the applications with which we are involved include the continuing development of next-generation targeting, navigation and imaging systems for fighter aircraft, helicopters, aircraft carriers and armored vehicles. We also supply critical guidance and seeker components for platforms such as the Minuteman intercontinental ballistic missile and the AIM-9X Sidewinder missile. Our products are included on many platforms within the U.S. National Missile Defense program, or NMD. Our defense products are often used in sophisticated stabilized optical platforms, or SOP, which are highly accurate optical positioning mechanisms. The SOPs are essential in applications such as military targeting and imaging systems.

In addition to optical solutions, we distribute precision ball bearings used in a variety of industrial and commercial applications. We sell our components, sub-systems and bearings to a variety of original equipment manufacturers, or OEMs.

We are organized into two businesses: the Optical Systems Group and the Distributed Products Group. Financial information by business segment can be found in Note 16 to the consolidated financial statements included elsewhere in this report.

Optical Systems Group

The Optical Systems Group designs, manufactures and sells highly precise systems, sub-systems and components that are typically used in surveillance, long-range observation, tracking and targeting and high-performance imaging applications. Customers include both government and commercial applications.

Our thermal camera systems are typically used for border surveillance, perimeter security and public safety, while sub-systems and components are usually designed for integration into our customers’ high-performance optical systems. Products can be grouped into four primary areas: reflective optical products, infrared products, motion control products and precision optical and mechanical structures. However, customer requirements sometimes demand an optical solution that combines products from several of these areas. Our defense products are often designed to be integrated into stabilized optical platforms, which are highly accurate optical positioning mechanisms. Stabilized optical platforms are essential in applications such as military targeting and imaging systems.

We have completed two acquisitions in the past 2 years. On May 2, 2005, we acquired all of the capital stock of Diversified Optical Products, Inc., or DiOP, a privately owned company that designs, manufactures and assembles complex thermal imaging optical lens assemblies and cameras and infrared imaging solutions. On April 8, 2004, we acquired all of the capital stock of Telic Optics, Inc., or Telic, a privately owned manufacturer of infrared optical products. The financial results of DiOP and Telic are included in our Optical Systems Group’s results from the respective dates of acquisition.

DiOP’s and Telic’s broad infrared optics capabilities increase our product offerings and complement our strong position in reflective optical solutions. The complementary addition of DiOP’s and Telic’s technical capabilities to our core technical strengths are expected to increase our competitive advantage by broadening our technical offerings to prime contractors who are seeking to outsource the fulfillment of their optical requirements.

The focus markets for our Optical Systems Group are aerospace and defense, homeland security, high-performance graphic arts, medical imaging and semiconductor capital equipment. Our products are typically sold to OEMs, which in turn supply a variety of government and commercial end-customers. In addition, some of DiOP’s thermal imaging cameras and clip-on night sights are sold directly to equipment integrators as well as government, military and commercial end users.

The core technologies and manufacturing techniques that we use to supply the aerospace and defense industry are transferable to commercial markets. The commercial markets that we serve include the semiconductor, high-performance graphic arts and medical imaging industries. In all of these markets, highly precise optical and motion control systems are required. For example, doctors need precise optical performance from medical imaging machines in order to make accurate diagnoses. Similarly, the semiconductor industry demands precise inspection of silicon wafers to ensure accurate chip performance.

The Optical Systems Group has design and manufacturing facilities in San Diego, California, Cullman, Alabama, Rochester Hills, Michigan, North Billerica, Massachusetts and Salem, New Hampshire.

For the fiscal year ended December 31, 2005, the Optical Systems Group generated $108.7 million, or approximately 81.4% of our total revenues.

Distributed Products Group

The Distributed Products Group distributes precision ball bearings, spherical plain bearings and bushings, which are acquired from various domestic and international sources, to OEMs and maintenance repair organizations, or MROs. The bearings and bushings are used in a variety of industrial automation and commercial markets. Additionally, the Distributed Products Group designs, manufactures and sells mechanical-bearing subassemblies for a variety of customers. The Distributed Products Group is comprised of the AST Bearings Division located in Montville, New Jersey, with a satellite distribution center in Irvine, California. For the fiscal year ended December 31, 2005, the Distributed Products Group generated $24.9 million, or approximately 18.6%, of our total revenues.

Market Overview

Our products are sold mainly to OEMs in a variety of markets that demand the precision and performance that our products and capabilities provide.

Optical Systems Group

Defense Electronics.   Defense electronics represents one of the largest growth sectors in the Department of Defense budget. This sector includes the growing market for optical sensors and thermal imaging equipment. We have a substantial heritage in this market and continue to focus on protecting and building upon this position. We are involved in many large-scale programs including the F-16, F-18, Apache, Stryker MIA2 Abrams and Bradley Fighter Vehicle. Many of the applications with which we are involved include the continuing development of the next-generation targeting, navigation and imaging systems for fighter aircraft, helicopters, aircraft carriers and armored vehicles. We are also involved in contributing to the night vision capabilities of the U.S. military. Night vision devices enable warfighters to better operate at night, creating a distinct advantage over their enemies. To further enhance its advantage in nighttime operations, the Department of Defense continues to upgrade its infrared equipment, as evidenced by our recent $12.8 million base-contract win on the Thermal Weapon Sight program to supply infrared objective lens assemblies to BAE Systems.

Optical sensors and thermal imaging equipment are vitally necessary for the U.S. military to maintain its battlefield superiority. Planned upgrade and improvement of such optical and thermal imaging equipment is not dependent upon spending on new platforms. Even as new platform spending is projected to be challenging over the next few years, we expect that spending to upgrade the sensors on existing platforms will continue to thrive. In addition, we expect to participate in providing heat sinks, structures, optics and opto-mechanical subassemblies on the next generation of defense communications and surveillance satellites that will support the ground- and air-based network-centric warfare platforms.

We have the opportunity to provide value-added solutions by integrating our technologies into sophisticated optical systems. Our integration capabilities would create value for the prime contractors by reducing the number of suppliers and collapsing the supply chain. We believe we are strategically positioned to design, develop and manufacture these systems for stabilized optical platforms.

In addition, we have designed our entire line of thermal cameras using a consistent architecture and are therefore able to easily construct exactly the combination of product features that best meet a customer’s needs. For example, we essentially use the same electronics processing architecture and optics across our suite of different cameras. The common design elements of our thermal imagers permit us to offer a wide variety of thermal cameras to satisfy specific customer demand. This approach has allowed us to adapt cutting edge focal plane array technologies for both high-end and low-end market opportunities.

Additionally, our software engineering team has made significant strides in proprietary designs that drive our complex thermal camera integration and allow us to respond to a variety of customer requirements.

Homeland Security.   Since September 11, 2001, government officials have increased their focus on designing plans to reduce the risk of terrorist attacks and prepare for the consequences of terrorist attacks. Many of the preventative efforts of these initiatives involve surveillance and imaging of people, baggage, cargo and vehicles. We are well positioned to participate in this emerging market with our imaging and infrared solutions, including the expected increase in spending on border security, as the U.S. Border Patrol upgrades and supplements existing systems on the nation’s borders to bolster homeland security efforts.

National Missile Defense.   Restructuring the country’s defense and deterrence capabilities to correspond to emerging threats remains a high priority for the United States. The deployment of missile defenses is an essential component of this effort. We are an integral member of the contractor teams involved in the rollout of key NMD programs from development to production, including EKV, THAAD, PAC-3, SBIRS-High and Airborne Laser.

Other Aerospace and Defense Opportunities.   In connection with the U.S. government’s efforts to continually enhance aging weaponry, we have the opportunity to be involved in retrofitting the nuclear missile arsenal with advanced gas bearings. We were chosen as the U.S. Air Force’s Center of Excellence for gas bearing production. We also have a long history of involvement with space-based telescopes for use in U.S.-based surveillance applications, as well as weather and astronomical research. We expect to benefit from the future growth in satellite programs.

Health Imaging.   We believe we have positioned ourselves as a key supplier to the medical imaging sector with an industry leading airbearing scanner solution. The airbearing scanner that we developed has enabled our customer to reach the highest level of design and performance of any medical imaging systems available on the market. We have the opportunity to continue expanding our position in the sector as the market moves to develop new systems that require the most advanced imaging technology.

Semiconductor Capital Equipment.   Our products are used in the precise inspection of semiconductor wafers. These products include complete auto-focus assemblies, motion control stages and precise distance measuring devices. We have the opportunity to expand our position in this industry by introducing new products and marketing to new customers.

Graphic Art.   We were a pioneer in the development of airbearing laser scanners used for digital imaging of film within the graphic arts market in the early 1990’s. While declining advertising revenues have negatively impacted the graphic arts market, we have expanded our product offering to include marker engines, which can increase our average selling price to a customer over six-fold. Although we anticipate a moderate decline in the overall graphic arts market, we expect to mitigate this decline with the introduction of marker engines to our customer base.

Thermal Imaging.   Advancements in cooled and uncooled focal plane array technology have improved the quality of infrared images and drastically reduced the costs of producing thermal imaging camera systems. The development of uncooled focal plane array technology during the mid-1990s has resulted in a pronounced reduction in the cost of infrared cameras. The market has responded with a number of infrared related products designed for a variety of applications, including firefighting, surveillance, preventive maintenance and other commercial night vision needs. Furthermore, the availability of more moderately priced alternatives enables manufacturers to employ the same infrared systems or components for both commercial and military applications. The enhanced total market size accumulated thereby is sufficient to create the economies of scale that permit broad deployment. We have been at the forefront of developing both cooled and uncooled camera product offerings and, like much of the rest of the infrared market, we have experienced a broad increase in thermal imaging demand as the cost effectiveness of employing infrared capabilities has escalated.

Distributed Products Group

Ball Bearings.   The markets we serve include industrial automation, semi-conductor capital equipment, aerospace and defense and consumer products. The market for the distribution of ball bearings and related products generally follows worldwide economic trends.  In order to position us for growth, we are introducing new products, lower cost products and value-added services.

Technologies, Products, and Capabilities

We utilize several key manufacturing technologies and have developed software and systems integration capabilities that enable us to design, manufacture and assemble a wide variety of high-performance precision optical and motion control solutions.  Our core competencies include:

Thermal Imaging Cameras.   We have leveraged our turnkey optical design, manufacturing and integration capabilities into an extensive and growing line of world-class thermal imaging cameras. We currently have a product line of seven integrated thermal imaging systems, approximately 20 cooled and uncooled cameras and five clip-on weapon night sights. Our success in thermal cameras is integrally tied to our coating processes and ability to produce industry-leading optical lens assemblies. Our cameras, including surveillance systems, clip-on weapon night sights and handheld imagers, fill a variety of requirements of federal and military customers, municipal first responders, firefighters and commercial entities. We have expanded into the design and manufacture of thermal cameras and systems intended for a wide range of surveillance requirements in the military, homeland security and commercial sectors. We sell weapons sights, both image intensified and uncooled thermal imagers, that are designed to clip onto a soldier’s existing day sight eliminating the need to change over from a day scope to a dedicated night sight while allowing the weapon to retain its boresight after repeated use. We also manufacture a line of handheld thermal cameras that we market and sell to both first responders in municipal fire, law enforcement and security departments, as well as to the U.S. Border Patrol and the U.S. military. We also manufacture and sell a line of complementary products, which are thermal imaging cameras designed specifically for firefighting.

Precision Optics.   We believe we are a leading designer and manufacturer of custom precision reflective and transmissive optical solutions and components. We provide complete design, fabrication and testing of glass and metal optics ranging from single and multi-faceted scan mirrors, plano and aspheric mirrors to complex telescope assemblies and thermal camera lenses. We have designed and/or manufactured numerous optical products for a variety of military and astronomical applications over the past 40 years.

We specialize in the manufacture of diamond-machined aspheric metal optics that are significantly enhanced for optical figure and optical finish by post polishing, typically while using custom engineered interferometric null tests. “Bolt together” assemblies with post polished metal aspheres are routine. We produce a variety of aspheric surfaces including conic aspheres, general case aspheres, cylindrical aspheres and toric aspheres with up to 0.80-meter aperture. Our precision metal optic products are used in applications where performance requirements cannot be met with glass optics. The advantages of our optics include lighter weight, thermal stability and ease of mechanical interface with housing and actuation devices. We sell our precision metal optical components for use in high speed electro-mechanical scanners, weapon fire control systems, forward-looking infrared, or FLIR, night vision weapon systems and high-performance space-borne instruments used on weather, mapping and scientific satellites.

We also specialize in the production of precision glass lenses using infrared materials through the use of conventional grinding and polishing techniques. We produce aspheric lenses in glass by hand polishing and produce aspheric and diffractive lenses in infrared materials by diamond turning. Surfaces are tested using null test and profilometry. These glass lenses are integrated into sophisticated lens assemblies for use with thermal cameras or imaging systems, or sold as components for use by OEM suppliers in various infrared applications. Our infrared lens assemblies are tested using infrared interferometry.

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

The gearless DC motor drive is ideally suited for high acceleration applications requiring improved response for rapid start/stop actions such as missile seekers, optical stabilization and turret control. The absence of gearing also eliminates errors caused by friction and backlash creating high threshold sensitivity. These motors achieve accuracies of one arc-second in a high performance positioning system. Our DC torque motors are designed using premium materials that offer unique space and weight saving properties while generating maximum power output. Limited angle torque motors do not require commutation electronics and have near zero cogging.

We also manufacture highly reliable multi-speed and segmented positioning sensors, such as resolvers and induction potentiometers, which provide a high degree of angular accuracy and resolution. These devices typically accompany our motors to provide position feedback within a high performance system.

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

Electronics.   We design and manufacture several key electronic components for the semiconductor capital equipment and high-end digital imaging markets, including laser interferometers and electronic controllers and drives. Our electronic components control the speed and position of electro-mechanical systems, such as precision motors, actuators, X-Y positioning stages and laser scanners. Laser interferometers, which are designed to permit precise linear position sensing, are sold to customers principally in the semiconductor capital equipment market. Electronic controllers coordinate the positioning and speed of electro-mechanical systems by interfacing with other motion control components. Drives provide power to a motor based on input from the controller in order to achieve a designated position or to achieve a specific speed.

Precision Machining.   We are a leading fabricator of precision machined and processed exotic materials. These include beryllium, AlBeMet, titanium, halfnium, quartz and glass used in the defense, space and high-performance commercial markets. Operating within a 120,000 square foot environmentally-controlled manufacturing facility, we provide complete fabrication services including manual and CNC milling, turning, EDM, lapping and grinding, chemical and special processing and mechanical assembly. Using these technologies, we are able to meet our customers’ extremely high tolerance requirements. Applications include precision optics, airbearings, heat sinks, structural housings and gimbals. Our airbearings provide high-speed precision positioning and are used in high-speed scanners for digital imaging and weapon guidance systems. Our heat sinks are used to dissipate heat in high-performance avionics and satellite electronics, and our gimbals are used in various applications, including positioning optical sensors in FLIR night vision systems. We also manufacture optical substrates used internally and by our customers in a variety of precision metal optical applications such as weapon fire control systems and space-borne instruments.

The following table summarizes our core engineering and manufacturing capabilities:

Core Manufacturing Technologies
Precision Optics	Precision Motion Control	Electronics	Precision Machining
Infrared Lenses	Multi-Axis Gimbals	AC & DC Motor	Optical Substrates
Infrared Cameras	AC Motors	Speed Controls	Gimbals and Yokes
Optical Lens Assemblies	Brush & Brushless	Custom DSP Motion	Airbearings
Telescopes	DC Motors:	Controllers	Components
Thin Film Coating	Torque	Motor Drives	Structural Housings
Polygon Mirrors	Servo		Heat Sinks
Monogon Mirrors	Limited Angle
Aspheric Optics Flat	Resolvers
Optics Head Mirrors	Synchros
Fold Mirrors
Collimators

Utilizing these core technologies, we have developed an array of solutions to create value-added, vertically integrated solutions for the aerospace, defense and high-performance commercial equipment industries. Examples of these solutions include:

Infrared Zoom Lenses:   We design and manufacture sophisticated zoom and multi-field-of-view thermal lenses for use in a variety of military applications. These lenses are sold to OEMs who subsequently integrate them with infrared cameras and imagers for military and intelligence purposes.

Infrared Cameras and Systems.   We have developed a broad range of cooled and uncooled camera systems, culminating in the recently released Electro Optical Sensor Suite, a state-of-the-art integrated system comprised of a cooled or uncooled thermal imager, pan/tilt mounting, joystick controller, optional visible camera and numerous other features.

Motion-Control Solutions.   We provide precision micro-positioning systems. These high-performance systems are used in a diverse array of high-end commercial applications such as stabilized optical platforms, semiconductor and flat panel process and inspections systems, as well as laser imaging systems.

Fast Steering Mirrors.   We have applied extensive experience designing and building opto-mechanical systems to develop fast steering mirror, or FSM, technology. The single-axis and two-axis, flexure mounted FSM represents a compact, low cost, high-performance design solution for a variety of emerging optical scanning and beam stabilization applications. Such devices may be used to correct for polygon cross scan errors, acquire and lock beams within free space laser systems, modulate tilt and cavity control in interferometers, maintain beam stabilization in the presence of thermal drift and vibration, and provide general two-axis beam scanning.

Marker Engines.   We have leveraged our experience providing high-speed airbearing scanners with our precision optics and electronics capabilities to produce ultra-high performance flat bed marker engines. Each engine is self-contained, pre-aligned and ready to integrate into a customer’s system.

Rotary Airbearing Scanners.   We design and manufacturer rotary airbearing scanners for use in high precision graphic arts and medical imaging applications, semiconductor mask production and inspection applications, as well as defense applications. Airbearing scanners provide numerous advantages over mechanical bearings due to their low noise characteristics, repeatability and ability to rotate at high speeds (up to 100,000 RPMs). When combined with our electronic controllers, our airbearing scanners provide extremely high cross-scan accuracy and extremely low jitter.

Backlog and Orders

Axsys recognized, in 2005, bookings of $148.2 million, ending the year with record backlog of $112.7 million, of which 10.2% will be shipped beyond 12 months. Our backlog increased by $24.5 million, or 27.8%, compared to our ending backlog of $88.2 million as of December 31, 2004.

Competition

The markets for our products are competitive. We compete primarily on the basis of our ability to design and engineer products to meet performance specifications set by our customers. Most of our customers are OEMs that purchase component parts or subassemblies, which they incorporate into their end products. Although most of our customers are OEM’s, our thermal imaging cameras and clip-on night sights are typically sold directly to equipment integrators, as well as government, military and commercial end users. Product pricing, quality, customer support, experience, reputation and financial stability are also important competitive factors.

There are a limited number of competitors in each of the markets for the various types of precision optical, infrared and motion control systems and components that we design, manufacture and sell. Our competitors are often well entrenched particularly in the aerospace and defense markets. Some of these competitors have substantially greater resources than we do. We believe that the breadth of our technologies and product offerings provides us with a competitive advantage over certain manufacturers that supply only discrete components or who are not vertically integrated with enabling technologies.

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

Customers

Our customers include OEMs, equipment integrators and end-users that design or utilize high-precision, performance and throughput equipment. We sell our products primarily to OEM customers in the aerospace and defense, homeland security, high-end graphic art, medical imaging, semiconductor capital equipment and industrial automation markets.

Sales to Raytheon Company, an aerospace and defense systems supplier, represented 12.3% of our net sales in 2005, 18.9% in 2004, and 15.5% in 2003.  Our accounts receivable for Raytheon were $1.0 million at December 31, 2005, $4.5 million at December 31, 2004 and $696 thousand at December 31, 2003. While Raytheon, a prime contractor with the U.S. government, does constitute a significant portion of our business, our sales are diversified since we sell to 14 separate locations within five of Raytheon’s seven segments. Consequently, we do not currently believe that this is at-risk business.

We had aggregate sales, both military and non-military, directly to the U.S. government, including its agencies and departments, of approximately $4.6 million in 2005, $2.4 million in 2004 and $3.4 million in 2003. These sales accounted for approximately 3.4% of total net sales in 2005, 2.3% in 2004 and 4.0% in 2003. Approximately 56.3% of net sales in 2005, 46.0% in 2004 and 43.0% in 2003 were derived from subcontracts with U.S. government contractors. The majority of these contracts are subject to termination at the convenience of the U.S. government, and certain contracts are also subject to renegotiation. Currently, we are not aware of any proposed termination or renegotiation of such contracts that would have a material adverse effect on our business.

Because a substantial part of our business is derived directly from contracts with the U.S. government, U.S. government agencies or departments, or indirectly through subcontracts with U.S. government contractors, our operational results could be materially affected by changes in U.S. government expenditures for projects or programs using our products. However, we believe that the broad number and diversity of the programs with which we are involved and the breadth of our product applications may lessen our exposure to such risk.

Sales, Marketing and Customer Support

As of December 31, 2005, we employed 69 sales, marketing and customer support personnel throughout our organization, compared to 56 employees in similar functions at the end of 2004. We utilize two OEM sales organizations, one focused on aerospace and defense customers and the other focused on high-performance commercial customers. We have a separate distributed products sales force that is focused on selling ball bearings, bushings and assemblies, principally to commercial and industrial oriented OEMs as well as MRO distributors.

Our sales organization included 26 direct sales field personnel, most of whom have engineering backgrounds, with the remainder involved in inside sales, customer service, program management, contract administration and applications engineering. We believe that our sales effort is enhanced by having engineering-trained sales personnel available to meet with our customers’ engineering personnel. Our application and design engineers are also involved in the sales process.

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

	Years Ended December 31,
	2005	2004	2003
	(In thousands)
United States	$118,218	$91,069	$73,051
Europe	10,026	8,672	8,991
Other foreign	5,299	3,789	3,067
Total sales	$133,543	$103,530	$85,109

Research, Development and Engineering

We seek to develop new products and improve existing products in order to keep pace with the increasing performance requirements of our customers. We devote significant resources, a portion of which is reimbursed by customers, to development programs directed at creating new products and product enhancements, as well as developing new applications for existing products. Because we believe that our ability to compete effectively depends in part on maintaining and enhancing our expertise in applying new technologies and developing new products, we dedicate substantial resources to engineering, research and development. On December 31, 2005, we employed 88 individuals in engineering, research and development functions.We cannot assure you that our product development efforts will be successful in producing products that respond to technological changes or new products introduced by others.

Our costs associated with research, development and engineering expenses were $3.8 million in 2005, $2.7 million in 2004 and $2.1 million in 2003. We intend to direct our research and development activities toward integrating our various technologies and continuing to develop sub-systems.

Raw Materials Suppliers

The raw materials and components that we purchase are generally available from multiple suppliers. However, beryllium, a material used extensively by our Company, is only available from Brush Wellman, Inc., the sole U.S. supplier. Historically, we have had an excellent relationship with Brush Wellman and have not encountered problems in obtaining our supply requirements. However, the partial or complete loss of Brush Wellman as a supplier of beryllium, or production shortfalls or interruptions that otherwise impair the supply of beryllium, would have a material adverse effect on our business, financial condition and results of operations. If such conditions were to occur, it is uncertain whether alternative sources could be developed.

In addition, we purchase a substantial amount of ball bearings that we distribute from two foreign suppliers. While we believe that we could obtain alternate sources of supply, any interruption in the flow of products from these suppliers, or significant increases in the cost of these products, could have an adverse effect on our business, financial condition and results of operations. We paid these two suppliers $5.8 million in 2005, $6.4 million in 2004 and $5.4 million in 2003.

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

Environmental Regulation

We believe that we are currently in compliance, in all material respects, with federal, state and local laws and regulations governing the use and discharge of hazardous substances and other pollutants into the environment or otherwise relating to the protection of the environment and that any non-compliance with such laws will not have a material adverse effect upon our business, financial condition, results of operations, capital expenditures, earnings or competitive position. We cannot assure you, however, (1) that changes in federal, state or local laws, regulations or regulatory policy or the discovery of unknown problems or conditions will not in the future require substantial expenditures or (2) as to the extent of our liabilities, if any, for past failures, if any, to comply with applicable environmental laws, regulations and permits, any of which also could have a materially adverse effect on our business, financial condition or results of operations.

We have incurred, and may in the future incur, costs and liabilities under the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, or similar state laws for the investigation and cleanup of hazardous waste or contamination at third party waste disposal sites or at current or former facilities, related in part to historical practices or waste disposed of prior to the purchase of facilities by us. We are in the process of remediating two formerly owned sites in Bedford, Ohio and St. Petersburg, Florida and we are participating as a potentially responsible party, or PRP, at a third-party waste disposal site in Norwalk, Connecticut.  Although liability under CERCLA is joint and several, meaning that liability can exceed a PRP’s pro rata share of cleanup costs, we believe, based on currently available information, that costs associated with these sites will not have a material adverse effect on our business and financial condition. It is possible, however, that our results of operations for a particular fiscal period could be materially affected.

At December 31, 2005, we have an accrual of $463 thousand for future costs related primarily to our former sites in Bedford, Ohio and St. Petersburg, Florida. These estimates have been developed in consultation with outside environmental and legal consultants handling these matters and are based upon an analysis of the anticipated remediation plans. We do not anticipate these matters will have a material adverse effect on our consolidated financial position. It is possible, however, that our future operations could be materially adversely affected if our assumptions regarding the anticipated remediation plans are changed, for example, by the discovery of additional contamination, increased difficulty in remediation, changes in regulatory requirements or the failure of other PRPs to pay their pro-rata share of the remediation costs.

In addition, in 2001, we were notified by the United States Environmental Protection Agency, or the EPA, that it considers us a PRP for the US Cap and Jacket site in Prospect, Connecticut. Our former subsidiary, which was merged into us in 1979, operated a screw machine shop at this location from 1961 to 1978. The EPA demanded reimbursement for its costs incurred in connection with a time-critical removal action at the site in 2001. In April 2004, the EPA notified us that the total amount of these costs was approximately $650 thousand, including indirect costs and interest accrued through that date. We advised the EPA of our position that the contamination must have occurred after our ownership of the site and that, accordingly, we are not responsible for the EPA’s costs or the remediation of the site. The EPA continued its investigation of the site, including serving us with a formal request for information under Section 104(e) of CERCLA in July 2004 (to which we responded). The EPA designated no other PRPs. The EPA informed us that it was prepared to commence a CERCLA cost-recovery action against us if we were unable to amicably resolve the matter. On July 18, 2005, we signed a Settlement Agreement with the EPA, settling this matter for $175 thousand, plus accrued interest from this date through the date of payment. We have no further responsibility to the EPA as it relates to the EPA’s 2001 removal action at this site. During 2005, we recognized an after-tax charge of $150 thousand in discontinued operations for the settlement costs and legal expenses associated with the settlement of this matter.

We use or generate certain hazardous substances in our manufacturing and engineering facilities. We believe that our handling of these substances is in compliance with, and exceeds what is required by, applicable local, state and federal environmental, safety and health regulations at each operating location. For example, we have instituted engineering controls to meet the As Low As Reasonably Achievable standard with respect to airborne beryllium particulates at our Cullman, Alabama plant. Thus, the air quality standard for our facility is ..2 micrograms per meter cubed, which exceeds the standard set by the Occupational Safety and Health Administration’s standard of 2 micrograms per meter cubed. We invest in protective equipment, process controls and specialized training to minimize risks to employees, surrounding communities and the environment due to the presence and handling of these hazardous substances. We regularly conduct employee physical examinations and workplace air monitoring related to these substances. When potential or actual exposure problems have been indicated, we implement corrective actions. In general, re-occurrence has been minimal or non-existent. We do not carry environmental impairment insurance. Accordingly, any failure by us to properly manage exposure to hazardous substances could have a materially adverse effect on our business, financial condition and our operations.

Employees

As of December 31, 2005, we employed 749 persons, including 524 in manufacturing, 69 in sales, 88 in engineering and 68 in administration. We currently do not have any unions and we consider our relationship with our employees to be satisfactory. There has been no significant interruption of operations due to labor disputes.

Available Information

Our Internet website is http://www.axsys.com. We make available free of charge on our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the Securities and Exchange Commission. In addition, we have posted the charters for our Audit Committee, Compensation Committee, and Nominating and Governance Committee on our website under the headings “Investors.” These charters are not incorporated herein by reference. We will also provide a copy of these documents to shareholders upon request.

Item 1A.                RISK FACTORS

You should carefully consider each of the risk and uncertainties we describe below and all of the other information in this annual report. The risk and uncertainties we describe below are not the only ones we face. Additional risks and uncertainties of which we are currently unaware or that we currently believe to be immaterial may also adversely affect our business.

We depend on contracts with the U.S. federal government for a significant portion of our sales. Most of these contracts are subject to termination and renegotiation by the U.S. federal government at any time.

The aerospace and defense industry, which represents the majority of our sales, is largely dependent upon government contracts. A significant portion of our business and business development efforts is concentrated in the aerospace and defense industry. Our business depends, in significant part, upon the U.S. government’s continued demand in the area of defense for high-end, high-performance products of the type that we manufacture. Approximately 60% of our sales in 2005, 48% in 2004 and 47% in 2003 were derived directly from contracts with the U.S. government, or its agencies or departments, or indirectly from subcontracts with U.S. government contractors.

The majority of these government contracts are subject to termination and renegotiation. Generally, government contracts and subcontracts are subject to oversight audits by government representatives and contain provisions permitting termination, in whole or in part, without prior notice at the government’s convenience upon the payment of compensation only for work done and commitments made at the time of termination. We can give no assurance that one or more of our government contracts or subcontracts will not be terminated under these circumstances. Also, we can give no assurance that we would be able to procure new government contracts or subcontracts to offset the revenues lost as a result of any termination of our contracts. Because our revenues are dependent on our procurement, performance and payment under our contracts, the loss of one or more critical contracts could have a materially adverse effect on our business, financial condition and results of operations.

The loss of Raytheon as a customer or a significant reduction in sales to Raytheon could have a materially adverse effect on our business, financial condition and results of operations.

We rely on key customers. We currently have one customer that represents a significant portion of our sales. During 2005, approximately 12.3% of our sales were to Raytheon. The loss of Raytheon as a customer or a significant reduction in sales to Raytheon could have a materially adverse effect on our business, financial condition and results of operations.

If Raytheon or any of our other key customers becomes insolvent or files for bankruptcy, our ability to recover accounts receivable from that customer would be adversely affected and any payments we received in the preference period prior to a bankruptcy filing may be potentially recoverable, which could have a materially adverse effect on our business, financial condition and results of operations.

U.S. federal government spending priorities may change in a manner adverse to our business.

We act as a subcontractor for many different government programs. The funding of government programs is subject to congressional appropriations. Although multi-year contracts may be authorized in connection with major procurements, Congress generally appropriates funds on a fiscal year basis even though a program may continue for several years. Consequently, programs are often only partially funded initially, and additional funds are committed only as Congress makes further appropriations. The termination of funding for a government program would result in a loss of anticipated future revenues attributable to that program, which could have a materially adverse effect on our business, financial condition and results of operations. In addition, the termination of a program or failure to commit additional funds to a program already started could increase our overall costs of doing business. Among the factors that could materially adversely affect our federal government contracting business are:

•       budgetary constraints affecting federal government spending generally, or defense and intelligence spending in particular, and annual changes in fiscal policies or available funding;

•       changes in federal government programs, priorities, procurement policies or  requirements;

•       new legislation, regulations or government union pressures, on the nature and amount of services the government may obtain from private contractors;

•       federal governmental shutdowns (such as during the government’s 1996 fiscal year) and other potential delays in the government appropriations process;  and

•       delays in the payment of our invoices by government payment offices due to problems with, or upgrades to, government information systems, or for other reasons.

These or other factors could cause federal governmental agencies, or prime contractors where we are acting as a subcontractor, to reduce their purchases under contracts, to exercise their right to terminate contracts or to not exercise options to renew contracts, any of which could have a materially adverse effect on our business, financial condition and results of operations.

We could be suspended or debarred from contracting with the federal government.

We could be debarred or suspended from contracting with the federal government generally, or any significant agency in the intelligence community or Department of Defense, for, among other things, actions or omissions that are deemed by the government to be so serious or compelling that they affect our contractual responsibilities. For example, we could be debarred for committing a fraud or criminal offense in connection with obtaining, attempting to obtain or performing a contract, or for embezzlement, fraud, forgery, falsification or other causes identified in Subpart 9.4 of the Federal Acquisition Regulation. In addition, our reputation or relationship with the government agencies could be impaired. If we were suspended or debarred, or if our relationship or reputation were impaired, our business, financial condition and results of operations could be materially adversely affected.

The failure to obtain, or any delays in obtaining, export authorizations from the federal government in connection with the export of our products, or the imposition of sanctions for failing to comply with the export control laws and regulations, could have a materially adverse effect on our business, financial condition and results of operations.

We must often obtain the prior review and approval of the federal government in connection with the export of our products and technology. Such approvals are provided via licenses or other authorizations issued by government agencies under the Arms Export Control Act, the International Traffic in Arms Regulations, the Export Administration Regulations and other laws and regulations that control exports of hardware and technology to foreign countries and the transfer of technology to foreign persons wherever located. We can give no assurance that we will be successful in obtaining and maintaining the necessary licenses or other authorizations required to conduct business in foreign countries or with foreign persons. Recently, heightened government enforcement of the export control laws and regulations, and an increasingly restrictive federal government policy with respect to the export licensing of certain technologies including infrared and night vision systems, has resulted in lengthened review periods for our license applications and increased risks that such requests for licenses or other authorizations could be denied. The failure to comply with such export control laws and regulations can result in the imposition of sanctions, which may include monetary penalties and the loss of export privileges. The imposition of such sanctions, or the failure to obtain or delays in obtaining export licenses or other necessary authorizations that would prevent or delay us from selling our products outside the United States, could have a materially adverse effect on our business, financial condition and results of operations.

We must comply with complex procurement laws and regulations.

We must comply with and are affected by laws and regulations relating to the formation, administration and performance of federal government contracts, which affect how we do business with our customers and may impose added costs on our business. Among the most significant regulations are:

•       the Federal Acquisition Regulation, and agency regulations supplemental to the Federal Acquisition Regulation, which comprehensively regulate the formation, administration and performance of government contracts;

•       the Truth in Negotiations Act, which requires certification and disclosure  of all cost and pricing data in connection with contract negotiations;

•       the Cost Accounting Standards and Cost Principles, which impose accounting requirements under certain government contracts; and

•       laws, regulations and executive orders restricting the use and dissemination of information classified for national security purposes and the exportation  of certain products and technical data.

Moreover, we are subject to industrial security regulations of the Department of Defense and other federal agencies that are designed to safeguard against foreigners’ access to classified information. If we were to come under foreign ownership, control or influence, our federal government customers could terminate or decide not to renew our contracts, and it could impair our ability to obtain new contracts.

We may not be able to implement our business plan effectively because the industries in which we operate are subject to fluctuations and other factors that are difficult to forecast.

Our operating results may vary substantially due to factors that are difficult to forecast. Factors such as announcements of technological innovations or new products by us or our competitors, domestic and foreign general economic conditions and the cyclical nature of the industries that we serve could cause substantial variations in our operating results. The aerospace and defense, semiconductor capital equipment, high-performance graphic art, medical imaging capital equipment and industrial automation OEM and MRO industries, each of which represents a significant market for our products, have historically been subject to substantial economic fluctuations due to changing demands for their products and services, introduction of new products and product obsolescence. Any future fluctuations arising from these or other conditions could have a materially adverse impact on our business, financial condition and results of operations. We have experienced, and expect to continue to experience, significant fluctuations in our quarterly and annual operating results due to a variety of factors, including:

•       market acceptance of new and enhanced versions of our products;

•       timing and shipment of significant orders;

•       mix of products sold;

•       length of sales cycles;

•       plant openings and closings;

•       the timing of acquisitions or dispositions;

•       delays in raw materials shipments, as well as other manufacturing delays and disruptions;

•       completion of large projects;

•       the level of backlog of orders;

•       domestic and foreign general economic conditions; and

•       demand in the markets that we serve.

To some extent, primarily in our bearing distribution division, our net sales and operating results for a specific quarter will depend upon generating orders to be shipped in the same quarter in which the order is received. The failure to receive anticipated orders or delays in shipments near the end of a particular quarter, due, for example, to unanticipated rescheduling or cancellations of shipments by our customers or unexpected manufacturing difficulties, may cause our net sales in a particular quarter to fall significantly below expectations, which could have a materially adverse effect on our business, financial condition and results of operations for such quarter.

If we are unable to adapt to technological change, demand for our products may be reduced.

The rapid pace of technological change will require continuous new product development. Our success will continue to depend in substantial part upon our ability to introduce new products that keep pace with technological developments and evolving industry standards and to apply appropriate levels of engineering, research and development resources necessary to keep pace with these developments. In addition, our success will depend on how well we respond to changes in customer requirements and achieve market acceptance for our products and capabilities. Any failure by us to anticipate or respond adequately to technological developments and customer requirements could have a materially adverse effect on our business, financial condition and results of operations. In order to develop new products successfully, we are dependent upon close relationships with our customers and their willingness to share proprietary information about their requirements and participate in collaborative efforts with us. We cannot assure you that our customers will continue to provide us with timely access to information or that we will be successful in developing and marketing new products and services or their enhancements. In addition, we cannot assure you that the new products and services or their enhancements, if any, that we develop will achieve market acceptance.

We operate in highly competitive markets with competitors who may have greater resources than we possess, which could reduce the volume of products we can sell and our operating margins.

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

In addition, a substantial investment is required by an existing or potential customer to integrate components and sub-systems into their product design. We believe that once a customer has selected particular components or sub-systems from one vendor, the customer generally relies upon that vendor to provide equipment for the specific product application and may seek to rely upon that vendor to meet other component or sub-system requirements. Accordingly, we may be at a competitive disadvantage with respect to a prospective customer that chooses to utilize a competitor’s components or sub-systems.

Further, there are numerous competitors in markets to which we distribute precision ball bearings. Our competitors, who vary in size, include other ball bearings distributors as well as ball bearings manufacturers.

The basis of competition in the industries in which we compete could shift and we may not be able to compete successfully.

Our backlog is subject to reduction and cancellation.

Backlog represents products or services that our customers have committed by contract to purchase from us. Our backlog as of December 31, 2005 was $112.7 million. Our backlog is subject to fluctuations and is not necessarily indicative of future sales. Moreover, cancellations of purchase orders or reductions of product quantities in existing contracts could materially reduce our backlog and, consequently, future revenues. Our failure to replace canceled or reduced backlog could result in lower revenues.

We operate internationally, which exposes us to the risks of doing business abroad.

Our levels of international sales and purchases could pose risks to our operating results. Our international sales from continuing operations accounted for approximately 11.5% of our sales in 2005, 12.0% in 2004 and 14.2% in 2003. In addition, our products are sold to domestic customers who use them in products that they sell into international markets. Also, we purchase a substantial portion of our ball bearing products from two foreign suppliers and certain other products from other foreign suppliers. Our international sales and purchases are subject to a number of risks generally associated with international operations, including the following:

•       general economic conditions;

•       import and export duties and restrictions;

•       currency fluctuations;

•       changes in regulatory requirements;

•       the imposition of tariffs and other barriers;

•       political and economic instability;

•       potentially adverse income tax consequences;

•       transportation delays and interruptions;

•       labor unrest and current and changing regulatory environments;

•       our ability to comply with regulations governing foreign government  contracts;

•       difficulties in staffing and managing multi-national operations; and

•       limitations on our ability to enforce legal rights and remedies.

Any of these factors could have a materially adverse effect on our business, financial condition and results of operations. We cannot assure you that we will continue to operate in compliance with applicable customs, currency exchange control regulations, transfer pricing regulations or any other laws or regulations to which we may be subject. We also cannot assure you that these laws will not be modified.

Our sales growth and earnings may be reduced if we cannot implement our acquisition strategy.

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

We may not successfully acquire the most complementary businesses. We cannot assure you that we will be able to acquire complementary businesses on a cost-effective basis, integrate acquired operations into our organization effectively, retain and motivate key personnel, or retain customers of acquired firms. We compete for attractive acquisition candidates with other companies or investors, and that competition could increase the cost of pursuing our acquisition strategy or reduce the number of attractive candidates to be acquired.

We may be unable to integrate our acquired companies successfully.

If we fail to integrate acquired businesses successfully, especially the recently acquired DiOP, or to manage our growth, that failure could have a materially adverse effect on our business, financial condition and results of operations. Further, there can be no assurance that we will be able to maintain or enhance the profitability of DiOP or any other acquired business or consolidate operations to achieve cost savings.

In addition, there may be liabilities that we fail, or are unable, to discover in the course of performing due diligence investigations on each company or business we have already acquired or may acquire in the future. Such liabilities could include those arising from employee benefits contribution obligations of a prior owner or non-compliance with applicable federal, state or local environmental requirements by prior owners for which we, as a successor owner, may be responsible. In addition, there may be additional costs relating to acquisitions including, but not limited to, possible purchase price adjustments. We cannot assure you that rights to indemnification by sellers of assets to us, even if obtained, will be enforceable, collectible or sufficient in amount, scope or duration to fully offset the possible liabilities associated with the business or property acquired. Any such liabilities, individually or in the aggregate, could have a materially adverse effect on our business, financial condition and results of operations.

We may experience production delays if suppliers fail to deliver materials to us.

Many key product components come from single source suppliers. A significant portion of our precision machining business depends on the adequate supply of specialty metals, such as beryllium, at competitive prices and on reasonable terms. We currently procure all of our beryllium from Brush Wellman, Inc., or Brush Wellman, the sole U.S. supplier, and expect to continue to rely on Brush Wellman for beryllium for the foreseeable future. Although we have not experienced significant problems with our supplier in the past, we cannot assure you that such relationship will continue or that we will continue to obtain such supplies at cost levels that would not adversely affect our gross profit. The partial or complete loss of Brush Wellman as a supplier of beryllium, or production shortfalls or interruptions that otherwise impair our supply of beryllium, could have a materially adverse effect on our business, financial condition and results of operations. It is uncertain whether alternative sources of supply could be developed without a material disruption in our ability to provide beryllium products to our customers.

In addition, we purchase a substantial amount of the ball bearings that we distribute from two foreign suppliers. Although we have not experienced significant problems with our other suppliers in the past, we cannot assure you that such relationships will continue or that, in the event of the termination of one or more of our relationships with those other suppliers, we would be able to obtain alternative sources of supply without a material disruption in our ability to provide products to our customers. Any material disruption in our supply of products could have a materially adverse effect on our business, financial condition and results of operations.

Our future growth and continued success are dependent on our key personnel.

Our success depends to a significant extent on the continued services of our key executive officers and senior management personnel. The loss of the services of one or more of these individuals could have a materially adverse effect on our business, financial condition and results of operations. We do not maintain key man life insurance on our executive officers. In addition, since our continued success is largely dependent upon our ability to design, manufacture and sell high-performance solutions for the high-performance technology market, we are particularly dependent upon our ability to identify, attract, motivate and retain qualified technical personnel, including engineers and skilled machinists, with the requisite educational background and industry experience. Our employees may voluntarily terminate their employment with us at any time, and competition for personnel is intense. Accordingly, we cannot assure that we will be successful in retaining our existing personnel. The loss of the services of a significant number of our technical or skilled personnel, or the future inability to attract technical or skilled personnel, could have a materially adverse effect on our business, financial condition and results of operations.

Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products, services and brand.

We must protect our intellectual property rights. Our ability to compete effectively with other companies will depend, in part, on our ability to maintain the proprietary nature of our technology. We rely upon a combination of patents, trademarks and trade secrets, non-disclosure agreements and other forms of intellectual property protection to safeguard our proprietary technology. We cannot assure you as to the degree of protection offered by these patents. We also cannot assure you that we will be able to maintain the confidentiality of our trade secrets or that our non-disclosure agreements will provide meaningful protection of our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information.

The patents of competitors could impact our business. Competitors in the United States and foreign countries, many of which have substantially greater resources than we do and have made substantial investments in competing technologies, may have applied for or obtained, or may in the future apply for and obtain, patents that will prevent, limit or interfere with our ability to make and sell some of our products. Although we believe that our existing products do not infringe on the patents or other proprietary rights of third parties, third parties could assert infringement claims against us and such claims could be successful.

In addition, we do not have the right to prohibit the U.S. government from using certain technologies developed by us or to prohibit third-party companies, including our competitors, from using those technologies in providing products and services to the U.S. government. The U.S. government has the right to royalty-free use of technologies that we have developed under U.S. government contracts. We are free to commercially exploit those government-funded technologies and may assert our intellectual property rights to seek to block other non-government users thereof, but we cannot assure you that we could successfully do so.

We are subject to significant environmental, health and safety laws and regulations and related compliance expenditures and liabilities.

We are subject to a variety of federal, state and local laws, rules and regulations relating to the use, storage, discharge and disposal of hazardous substances and wastes used or generated during our engineering, research and development and manufacturing activities. Failure to comply with applicable environmental requirements could result in substantial liability to us, including civil or criminal penalties, suspension or cessation of our operations, restrictions on our ability to expand our operations or requirements for the acquisition of additional equipment or other significant expense, any of which could have a materially adverse effect on our business, financial condition and results of operations. In addition, environmental laws also impose obligations and liability for the cleanup of properties affected by hazardous substance spills or releases. These liabilities can be imposed on the parties generating or disposing of such substances or on the owner or operator of the affected property, often without regard to whether the owner or operator knew of, or was responsible for, the presence of hazardous substances. Accordingly, we may become liable, either contractually or by operation of law, for remediation costs even if the contaminated property is not presently owned or operated by us, or if the contamination was caused by third parties. We cannot assure you (1) that changes in federal, state or local laws, regulations or regulatory policy, or the discovery of unknown problems or conditions, will not in the future require substantial expenditures or (2) as to the extent of our liabilities, if any, for past failures, if any, to comply with applicable environmental laws, regulations and permits, any of which also could have a materially adverse effect on our business, financial condition and results of operations.

We have made and continue to make investments in protective equipment, process controls, manufacturing procedures and training in order to minimize the risks to our employees, surrounding communities and the environment due to the presence and handling of hazardous materials. The failure to properly handle these materials could lead to harmful exposure for employees or to the discharge of certain hazardous waste materials. Since we do not carry environmental impairment insurance, such a failure could have a materially adverse effect on our business, financial condition and results of operations.

As a result of processing beryllium, we are subject to liability and compliance costs.

The processing of beryllium, one of the materials used in some of our products, may result in the release of beryllium into the workplace and the environment and in the creation of beryllium oxide as a by-product. Beryllium is classified as a hazardous air pollutant, a toxic substance and a hazardous substance under environmental, safety and health laws and regulations. Various acute and chronic health effects may result from exposure to beryllium, including the development of a chronic lung disease known as chronic beryllium disease, or CBD. Because of the health risks associated with beryllium, we may be subject to product liability claims and third-party lawsuits and increased levels of scrutiny from federal, state, foreign and international regulatory authorities. Concerns over CBD and other potential adverse health effects relating to beryllium, as well as concerns regarding potential liability from the use of beryllium, may discourage our customers’ use of our beryllium-containing products and significantly reduce demand for our products.

In addition, we are required to comply with certain regulatory requirements to process beryllium. In response to these regulatory requirements, we have incurred, and continue to incur, costs for employee training as well as monitoring and protective equipment. Any future changes in these regulatory requirements may increase our cost of compliance, which could have a materially adverse effect on our business, financial condition and results of operations.

If we are unable to maintain and upgrade our manufacturing capabilities, our ability to compete could be materially and adversely impacted.

We must continue to invest significant resources to maintain and upgrade our manufacturing capabilities. We have invested, and intend to continue to invest, in state-of-the-art equipment in order to increase, expand, update or relocate our manufacturing capabilities and facilities. Changes in technology or sales growth beyond currently established manufacturing capabilities would require that we make further investment. We cannot assure you that we will generate sufficient funds from operations to finance any required investment or that other sources of funding will be available on terms acceptable to us, if at all. In addition, any further expansion could have a materially adverse effect on our business, financial condition and results of operations.

Failure to anticipate technical problems, estimate costs accurately or control costs during performance of a fixed-price contract may reduce our profit or cause a loss.

We provide our services primarily through firm fixed-price contracts. Substantially all of our net sales for 2005 were derived from firm fixed-price contracts, which require us to perform services under a contract at a stipulated price. We assume greater financial risk on firm fixed-price contracts. Failure to anticipate technical problems, estimate costs accurately or control costs during performance of a fixed-price contract will reduce our profit or cause a loss. Although we believe that adequate provision for our costs of performance is reflected in our financial statements, we can give no assurance that this provision is adequate or that losses on firm fixed-price contracts will not occur in the future.

We are dependent in part upon our relationships and strategic alliances with industry participants in order to generate revenue.

We rely on the strength of our relationships with military industry organizations to form strategic alliances. If any of our existing relationships with our strategic partners were impaired or terminated, we could experience significant delays in the development of our new products ourselves and we would incur additional development costs. We would need to fund the development of our new products internally or identify new strategic partners.

Some of our likely partners are also potential competitors, which may impair the viability of new strategic relationships. While we must compete effectively in the marketplace, our future alliances may depend on our strategic partners’ perception of us. As a result, our ability to win new and/or follow-on contracts may be dependent upon our relationships within the military industry.

Restrictive covenants under our credit facility may reduce our operating and financial flexibility.

Our credit facility requires us to maintain compliance with certain covenants, including covenants regarding minimum EBITDA, a minimum fixed charge coverage ratio and a maximum leverage ratio. Our ability to comply with these covenants may be affected by events beyond our control. Our inability to comply with the required financial covenants could result in a default under our credit facility. In the event of any such default, the lenders under our credit facility could elect to declare all outstanding debt, accrued interest and fees under the facility to be due and immediately payable.

If we are unable to repay any of this debt when due, the lenders under our credit facility could foreclose on our assets pledged to them as security. If the indebtedness under our credit facility were to be accelerated, our assets may not be sufficient to repay such indebtedness in full.

A portion of our business is dependent upon obtaining and maintaining required security clearances.

Some of our federal government contracts require our employees to maintain various levels of security clearances, and at three of our manufacturing facilities, we are required to maintain certain facility security clearances complying with federal government requirements. Obtaining and maintaining security clearances for employees involves a lengthy process, and it is difficult to identify, recruit and retain employees who already hold security clearances. If our employees are unable to obtain or retain security clearances or if our employees who hold security clearances terminate employment with us, any customer whose work requires cleared employees could terminate its contract or decide not to renew its contract upon its expiration. In addition, we expect that some of the contracts on which we will bid will require us to demonstrate our ability to obtain facility security clearances and perform work with employees who hold specified types of security clearances. To the extent we are not able to obtain facility security clearances or engage employees with the required security clearances for a particular contract, we may not be able to bid on or win new contracts, or effectively re-compete on expiring contracts.

Our employees may engage in misconduct or other improper activities.

We are exposed to the risk that employee fraud or other misconduct could occur. Misconduct by employees could include intentional failures to comply with federal government procurement regulations and failing to disclose unauthorized activities to us. Employee misconduct could also involve the improper use of our customers’ sensitive or classified information, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses.

The concentration of our common stock ownership with our Chairman of the Board and Chief Executive Officer may limit our ability to influence corporate matters.

Our Chairman of the Board and Chief Executive Officer beneficially owned approximately 18.3% of the common stock outstanding as of December 31, 2005. As a result, he will have the ability to exert influence with respect to corporate actions, including the election of directors and certain sales or mergers and acquisitions. In addition, the interests of our Chairman of the Board and Chief Executive Officer may conflict with the interests of the other holders of our common stock.

Provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable.

Certain anti-takeover provisions could cause harm to our stockholders. Our Restated Certificate of Incorporation, as amended, our By-Laws and the General Corporation Law of the State of Delaware, which we refer to as DGCL, contain various provisions which could delay or impede the removal of incumbent directors and could make a merger, tender offer or proxy contest involving us more difficult, even if such a transaction would be beneficial to the interests of the stockholders, or could discourage a third party from attempting to acquire control of us.

We have authorized 4,000,000 shares of our preferred stock, none of which is currently outstanding, and which we could issue without further stockholder approval and upon terms and conditions, and having rights, privileges and preferences, as the Board of Directors may determine. We have no current plans to issue any preferred stock.

Our By-Laws include provisions establishing advance notice procedures with respect to stockholder proposals and director nominations, and permitting the calling of special stockholder meetings only by the written consent of three-quarters of the Board of Directors or the Chairman of the Board. Our Restated Certificate of Incorporation provides that in lieu of a meeting, action may be taken by written consent of our stockholders only by unanimous consent. These provisions could have the effect of delaying, deterring or preventing a change in control of Axsys, and may adversely affect the voting and other rights of holders of common stock.

In addition, we are subject to section 203 of the DGCL, which, among other things and subject to various exceptions, restricts certain business transactions between a corporation and a stockholder owning 15% or more of the corporation’s outstanding voting stock, which we refer to as an interested stockholder in this prospectus, for a period of three years from the date the stockholder becomes an interested stockholder. These provisions may have the effect of delaying or preventing a change of control of Axsys without action by the stockholders and, therefore, could adversely affect the price of our common stock. In the event of a change of control of Axsys, the vesting of outstanding options issued under our stock incentive plan may be accelerated at the discretion of the committee administering the plan or may be required to be accelerated under certain circumstances provided for in incentive agreements.

Item 1B.               UNRESOLVED STAFF COMMENTS

None.

Item 2.         PROPERTIES

Axsys leases approximately 4,740 square feet of office space, located at 175 Capital Boulevard in Rocky Hill, Connecticut, for our corporate headquarters. This lease expires in 2010.  The principal plants and other significant properties at December 31, 2005 are:

Location	Type of Facility	Square Footage	Leased/Owned; Expiration
Cullman, AL	Manufacturing, Engineering	120,000	Owned
San Diego, CA	Manufacturing, Engineering	64,800	Leased; 2010
Montville, NJ	Distribution	34,400	Leased; 2009
Salem, NH	Administrative, Manufacturing, Engineering	30,000	Leased; 2006
Rochester Hills, MI	Manufacturing, Engineering	29,000	Leased; 2006
North Billerica, MA	Manufacturing, Engineering	19,900	Leased; 2007

We believe that our facilities are sufficient to meet our current and reasonably anticipated manufacturing, distribution and related requirements. We, however, periodically review space requirements to ascertain whether our facilities are sufficient to meet our needs. All properties are used by the Optical Systems group except Montville, New Jersey, which is used by our Distributed Products group.

Item 3.                        LEGAL PROCEEDINGS

Axsys is a defendant in various lawsuits, none of which are expected to have a material adverse effect on Axsys’ business or financial position. It is possible, however, that our results of operations for a particular fiscal period could be materially affected.

Item 4.                        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None during the quarter ended December 31, 2005.

PART II

Item 5.                        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Axsys’ common stock trades on the Nasdaq National Market under the symbol “AXYS.” The following table sets forth the range of high and low sales prices as reported by Nasdaq during the fiscal years 2005 and 2004:

	2005		2004
	High	Low	High	Low
Fiscal Years Ended December 31:
First Quarter	$22.750	$16.520	$16.220	$12.500
Second Quarter	22.640	16.450	24.240	14.510
Third Quarter	20.600	17.510	15.750	11.250
Fourth Quarter	19.800	16.800	19.050	12.420

On February 21, 2006, the high sales price was $16.91 and the low sales price was $16.58.

On February 21, 2006, the approximate number of holders of record of Axsys’ common stock was 454. In addition, we believe that as of that date, there were approximately 1,900 beneficial owners.

Dividend Policy

Axsys has applied and currently intends to continue to apply its retained and current earnings toward the development of its business and to finance growth. Axsys did not pay cash dividends on its common stock during the three years ended December 31, 2005 and does not anticipate paying cash dividends in the foreseeable future. Our ability to declare and make dividends payments is restricted under our credit facility.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 2—October 29, 2005	—	$—	—	—
October 30—November 26, 2005	—	—	—	—
November 27—December 31, 2005	7	19.12	7	199,955
Total	7	$19.12	7	199,955

(1)          On May 11, 2004, Axsys’ Board of Directors authorized the repurchase, from time to time, on the open market or otherwise, of up to 200,000 shares of its common stock at prevailing market prices or at negotiated prices.  We plan to use the repurchased shares for general corporate purposes, including the satisfaction of commitments under our employee benefit plans and the exercise of stock option grants.

Item 6.                        SELECTED FINANCIAL DATA

The following selected financial data for the five fiscal years presented below is derived from Axsys’ audited Consolidated Financial Statements as adjusted to reflect the discontinuance of the Automation Group in 2002. The data should be read in conjunction with the Consolidated Financial Statements and the related Notes thereto included elsewhere herein.

	Years Ended December 31,
	2005 (1)(2)	2004 (3)(4)(7)	2003 (4)(7)	2002 (4)(5)(6)(7)	2001 (4)(5)(6)
	(In thousands, except per share data)
Statement of Operations Data:
Sales	$133,543	$103,530	$85,109	$79,586	$86,131
Gross profit	41,646	30,656	23,073	20,132	13,747
Income (loss) from continuing operations before cumulative effect of change in accounting principle	7,473	9,159	4,998	(3,014)	(5,266)
Net income (loss)	7,323	8,664	4,998	(7,061)	(7,152)
Basic net earnings (loss) per share from continuing operations before cumulative effect of change in accounting principle	$0.93	$1.30	$0.72	$(0.43)	$(0.75)
Basic earnings (loss) per share	$0.91	$1.23	$0.72	$(1.00)	$(1.02)
Weighted-average basic common shares outstanding	8,006	7,020	6,986	7,038	7,032
Diluted earnings (loss) per share from continuing operations before cumulative effect of change in accounting principle	$0.90	$1.26	$0.71	$(0.43)	$(0.75)
Diluted earnings (loss) per share	$0.88	$1.19	$0.71	$(1.00)	$(1.02)
Weighted-average diluted common shares outstanding	8,355	7,289	7,074	7,038	7,032

	At December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Balance Sheet Data:
Total assets	$156,208	$85,815	$66,845	$62,372	$68,636
Long-term capital lease obligations (less current portion)	—	150	568	1,191	1,392
Long-term debt (less current portion)	—	3,333	—	—	—
Shareholders’ equity	119,541	53,093	43,898	39,093	46,440

(1)          On September 27, 2005, Axsys issued and sold 3,450,000 shares of common stock at a public offering price of $18.00 per share. The proceeds of this offering were used to prepay our existing credit facilities in 2005. This prepayment triggered a charge of  $480 thousand for the loss on extinguishment of debt.

(2)          On May 2, 2005, we acquired DiOP. We accounted for this acquisition under the purchase method of accounting and, accordingly, results of DiOP’s operations have been included in our Consolidated Statements of Operations since the date of acquisition.

(3)          On April 8, 2004, we acquired Telic. We accounted for this acquisition under the purchase method of accounting and, accordingly, the results of Telic’s operations have been included in our Consolidated Statements of Operations since the date of acquisition.

(4)          In the second quarter of 2004, the Board of Directors announced the declaration of a 3:2 stock split effected as a stock dividend payable on June 30, 2004 to stockholders of record on June 15, 2004. Stockholders received a dividend of one additional share our common stock for every two shares owned on the record date. Fractional shares were cashed out, and payments were made to stockholders in lieu of fractional shares on June 30, 2004. Share and per share information for all prior periods have been restated to reflect the stock split.

(5)          For 2002 and 2001, certain engineering costs have been reclassified from cost of goods sold to operating expenses to conform to the current presentation.

(6)          In the third quarter of 2002, the Automation Group was divested, which included the Fiber Automation division and Automation Engineering, Inc., a wholly owned subsidiary. Accordingly, the Automation Group has been accounted for as discontinued operations and the operating results have been reported separately from continuing operations for all applicable periods. Sales applicable to these discontinued operations were $1.2 million in 2002 and $3.1 million in 2001.

(7)          In accordance with SFAS No. 109, we established a $4.6 million valuation allowance against our deferred income tax asset in 2002. As we reported income, we reduced the valuation allowance and utilized $3.2 million in 2004 and $1.4 million in 2003 as deferred income tax assets were realized.

Item 7.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth selected financial data on a consolidated basis (in thousands):

	Years Ended December 31,
	2005	2004	2003
Sales	$133,543	$103,530	$85,109
Cost of sales	91,897	72,874	62,036
Gross profit	41,646	30,656	23,073
Selling, general and administrative expenses	23,957	18,634	15,986
Research, development and engineering expenses	3,766	2,677	2,059
Operating income	13,923	9,345	5,028
Interest expense	(1,684)	(254)	(172)
Interest income	167	98	115
Loss on extinguishment of debt	(480)	—	—
Other income (expense)	33	(38)	263
Income from continuing operations before income taxes	11,959	9,151	5,234
Provision for (benefit from) income taxes	4,486	(8)	236
Income from continuing operations	7,473	9,159	4,998
Discontinued operations:
Loss from discontinued operations, net of income tax benefit	(150)	(495)	—
Net income	$7,323	$8,664	$4,998

The following table sets forth the percent of sales by segment:

	Years Ended December 31,
	2005	2004	2003
Optical Systems Group	81.4%	75.5%	74.3%
Distributed Products Group	18.6	24.5	25.7

Overview

Axsys is a leading designer and manufacturer of precision optical solutions for defense, aerospace, homeland security and high-performance commercial applications. These sophisticated solutions are typically found in applications that demand the finest optical surfaces, highest accuracy and tightest motion control tolerances. Application examples include weapon systems, long-range surveillance cameras and highly precise medical imagers. We are also a technology leader in the supply of infrared surveillance solutions to homeland security market customers, such as the U.S. Border Patrol, Army, Navy, Air Force, Coast Guard and various port authorities.

Our solutions are often embedded in larger systems that depend on precise optical control for accurate operation of critical functions. For example, our products are embedded in several next generation thermal imaging and targeting systems for platforms such as the F-16, F-18, Bradley Fighting Vehicle, M1A2 Abrams and Stryker. We also supply critical guidance and seeker components for platforms such as the Minuteman intercontinental ballistic missile and the AIM-9X Sidewinder missile. Our products are included on several platforms within the U.S. National Missile Defense program. We are well positioned within this market, with strong positions on a diverse array of high-profile military programs.

In addition to optical solutions, we also distribute precision ball bearings used in a variety of industrial and commercial applications. We sell our components, sub-systems and bearings to a variety of OEMs.

We are organized into two businesses: the Optical Systems Group and the Distributed Products Group.

Optical Systems Group

The Optical Systems Group designs, manufactures and sells highly precise systems, sub-systems and components that are typically used in surveillance, long-range observation, tracking and targeting and high-performance imaging applications. Customers include both governmental and commercial organizations. The Optical Systems Group has design and manufacturing facilities in San Diego, California, Cullman, Alabama, Rochester Hills, Michigan, North Billerica, Massachusetts and Salem, New Hampshire.

Distributed Products Group

The Distributed Products Group distributes precision ball bearings, spherical plain bearings, and bushings, acquired from various domestic and international sources, to OEMs and MROs. Additionally, the Distributed Products Group designs, manufactures and sells mechanical-bearing subassemblies for a variety of customers. The Distributed Products Group is comprised of the AST Bearings Division located in Montville, New Jersey, with a satellite distribution center in Irvine, California.

Public Stock Offering

On September 27, 2005, we issued and sold 3,450,000 shares of common stock at the public offering price of $18.00 per share. We received all of the net proceeds from the offering after payment of underwriting discounts and commissions. Gross proceeds from the stock offering were $62.1 million. After underwriting discounts and commissions, we received $57.6 million. We utilized $54.6 million to repay all of the amounts outstanding under our credit facility, including accrued interest and fees, and $791 thousand to pay expenses related to the stock offering, and we used the remaining $2.2 million for working capital and general corporate purposes. As of December 31, 2005, we had 10,636,734 shares of common stock outstanding.

Significant Customers

Raytheon Company, an aerospace and defense systems supplier, represented 12.3% of our net sales in 2005, 18.9% in 2004 and 15.5% in 2003. While Raytheon, a prime contractor with the U.S. government, does constitute a significant portion of our business, we do not currently believe that this is at-risk business.

Backlog and Orders

Axsys recognized, in 2005, bookings of $148.2 million, ending the year with record backlog of $112.7 million, of which 10.2% will be shipped beyond 12 months. Our backlog increased by $24.5 million, or 27.8%, compared to our ending backlog of $88.2 million as of December 31, 2004. As we look forward, we expect continued growth in the Optical Systems Group, which is supported by the segment’s backlog of $98.8 million at the end of 2005.  This group will continue to target orders that require highly precise optical and motion control solutions. Examples include surveillance, military navigation and targeting, ‘smart’ weapons, and medical imaging.

Acquisition of Diversified Optical Products, Inc.

On May 2, 2005, we acquired all of the stock of DiOP, a manufacturer of high-end thermal camera systems and lenses, for $55.2 million in cash plus $1.9 million of legal, audit and other acquisition related costs incurred in connection with the acquisition. The acquisition of DiOP brought us new, high value technologies, leveraged our existing infrared and motion control technologies, and provided us with a new base of customers. Further, the combination of DiOP and Axsys positioned us as a leading independent infrared lens manufacturer. At the time of the acquisition, DiOP employed approximately 120 people at its Salem, New Hampshire headquarters. DiOP is doing business as Axsys Technologies IR Systems and the financial results are included in our Optical Systems Group’s results.

In connection with the acquisition of DiOP, on May 2, 2005, we also entered into a new $70.0 million credit facility with Fleet Bank. The credit facility consisted of a five-year term loan A in the amount of $20.0 million, a two-year term loan B in the amount of $35.0 million and a three-year revolving line of credit in the maximum amount of $15.0 million. Borrowings under this credit facility provided a portion of the consideration used to acquire DiOP.

Pursuant to the terms of the credit facility, we used the net proceeds from the 2005 stock offering to repay all of the amounts outstanding under the term loan B.  In addition to repaying term loan B, we also repaid in full the amounts outstanding under the term loan A with the net proceeds of the stock offering.

At December 31, 2005, there were no borrowings outstanding under the revolving credit facility; however, $1.0 million of the revolving credit facility was utilized for outstanding letters of credit.

Acquisition of Telic Optics, Inc.

On April 8, 2004, we acquired all of the stock of Telic, a manufacturer of infrared optical products. The financial results of Telic are included in our Optical Systems Group’s results.

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

The initial purchase price of this acquisition, after a working capital adjustment of $15 thousand, was $14.4 million with an additional earn out payment of up to $4.0 million over 36 months following the closing date based on the achievement of certain revenue goals. During 2005, $2.8 million of the earn out was earned, which increased the purchase price to $17.2 million. This additional earn-out payment will be paid during 2006. If remaining revenue goals are achieved, over the next 15 months the earn out could increase the total purchase price to $18.4 million. Included in the purchase price was $438 thousand of legal, audit and other acquisition related expenses that were incurred in connection with the acquisition. We funded the purchase price and associated transaction costs through a combination of existing cash balances and outside bank financing.

James Webb Space Telescope

During 2004, we received an $18.6 million definitive contract from Ball Aerospace and Technology Corporation to produce the optical mirror substrates for the James Webb Space Telescope, or JWST.  The contract contains $9.9 million of production sales and $8.7 million for facilitization. We recognized revenue of $4.0 million during 2005 and $1.0 million during 2004 under the percentage of completion method of accounting related to the JWST project.

The JWST, which is currently expected to launch in 2013, will replace the Hubble as NASA’s premier space telescope. Northrop Grumman is the prime contractor. The primary mirror is comprised of 18 individual lightweight beryllium segments, all of which will be fabricated by Axsys.  Because of the large size of the primary mirror, JWST will be significantly more sensitive than ground-based infrared telescopes, enabling it to search for the first stars and galaxies formed in the universe billions of years ago.

Our contract includes the production of optical substrates for an engineering development unit, 18 primary mirror segments and support structures. We expect to deliver all 18 segments by the end of 2006.

Results of Segment Operations

The following tables and discussion set forth selected financial information from continuing operations on a segment basis for the years ended December 31, 2005, 2004 and 2003. The segment tables, shown below, exclude one-time charges, which are shown separately.

Optical Systems Group Segment

(table in thousands and as a percentage of sales)

	Years Ended December 31,
	2005		2004		2003
Sales	$108,666	100.0%	$78,189	100.0%	$63,246	100.0%
Cost of sales	74,393	68.5%	55,429	70.9%	46,728	73.9%
Gross profit	$34,273	31.5%	$22,760	29.1%	$16,518	26.1%

Sales in the Optical Systems Group segment increased 39.0% for the year ended December 31, 2005 compared to 2004, while sales in this segment increased 23.6% for the year ended December 31, 2004 compared to 2003. The increase in sales was largely due to the acquisition of DiOP, which brought us new, high value technologies, leveraged our existing infrared and motion control technologies, and provided us with a new base of customers. We also benefited from strong military spending on surveillance and targeting programs, particularly those using our infrared imaging and motion control technology. During 2005, we recognized increased revenues year over year from the JWST contract under the percentage of completion method of accounting compared 2004, the first year of production. Lastly, sales of our scanners, which are used in medical imaging and graphic art applications, were comparable to 2004 revenues and slightly higher than 2003.

Gross profit as a percent of sales for the year ended December 31, 2005 increased compared to 2004 and 2003 mainly due to increased volume, sales mix and improved efficiencies in comparison to the past two years.  Our recent acquisitions over the past two years have had a favorable impact on the sales mix resulting in higher than historical margins.

The Optical Systems Group, as of December 31, 2005, had a backlog of definitive orders of $98.8 million, of which 9.1% is expected to ship beyond the 2006 fiscal year.

Distributed Products Group Segment

(table in thousands and as a percentage of sales)

	Years Ended December 31,
	2005		2004		2003
Sales	$24,877	100.0%	$25,341	100.0%	$21,863	100.0%
Cost of sales	17,504	70.4%	17,445	68.8%	15,308	70.0%
Gross profit	$7,373	29.6%	$7,896	31.2%	$6,555	30.0%

Sales in the Distributed Products Group for the year ended December 31, 2005 were comparable to 2004 sales and higher than 2003 sales. Revenues remained consistent despite increased pricing pressures and competition. In 2005, the Distributed Products Group experienced a number of delays from various large customers, contributing to a record backlog of $13.9 million. Revenues were higher in 2005 and 2004 compared to 2003 as a result of increased sales in the industrial automation and consumer goods markets as well as a general increase in new customer activities.

Gross profit as a percent of sales decreased in 2005 compared to the prior two years primarily as a result of competitive pricing pressures and increased anti-duty dumping costs.

Operating Expenses

(table in thousands and as a percentage of sales)

	Years Ended December 31,
	2005		2004		2003
Selling, general and administrative expenses	$23,957	17.9%	$18,634	18.0%	$15,986	18.8%
Research, development and engineering expenses	3,766	2.8	2,677	2.6	2,059	2.4

Selling, general and administrative expenses.   Selling, general and administrative expenses, or SG&A, were $24.0 million in 2005 compared to $18.7 million in 2004 and $16.0 million in 2003. The spending increase, year over year, on a dollar basis, was primarily due to the acquisition of DiOP and the incremental expenses associated with a full year of expense for Telic compared to nine months of expense in 2004. DiOP incurred $3.3 million of SG&A in 2005, while Telic incurred an additional $400 thousand of SG&A as a result of a full year of operation. In addition, we experienced increased spending for audit and consulting fees related to Sarbanes-Oxley compliance. Amortization expense totaled $816 thousand in 2005 as compared to $73 thousand in 2004 and $0 in 2003. Despite the overall increase in SG&A as a percentage of sales, SG&A was lower than in the prior years primarily due to higher sales volume and continued efforts to control costs.

Research, development and engineering expenses.   Research, development and engineering expenses in 2005 increased by $1.1 million compared to 2004 primarily as a result of the newly acquired infrared product line.  This product line is research intensive as we continuously make improvements on products, which are sold to end-users. Our legacy product lines are primarily manufactured and sold to OEMs based on their unique design specifications.

Other Income and Expenses

Interest expense.   Interest expense was $1.7 million in the year ended December 31, 2005, compared to $254 thousand in 2004 and $172 thousand in 2003. The increase in expense in 2005 compared to 2004 and 2003 is primarily due to interest on our $55 million term loan, which we incurred in conjunction with the acquisition of DiOP, which was partially offset by lower interest paid on capital leases compared to 2004 and 2003.

Interest income.   Interest income was $167 thousand in the year ended December 31, 2005 compared to $98 thousand in 2004 and $115 thousand in 2003.  Interest income was primarily composed of income from cash and cash equivalents and short-term investments.

Loss on extinguishment of debt.   In conjunction with our prepayment of the principal and accrued interest on the $20.0 million term loan A and the $35.0 million term loan B during 2005, we incurred a charge of $421 thousand for the write off of loan origination fees and a charge of $59 thousand for the early termination of the related interest rate swap agreement.

Other income and expense, net.   Net other income in 2005 was $33 thousand compared to net other expense of $38 thousand in 2004 and net other income of $263 thousand in 2003. In 2005, other income and expense was composed primarily of the effects of foreign exchange gains and losses.

Income Taxes.   The consolidated effective income tax rate was 37.5% for the year ended December 31, 2005 compared to (0.1)% in 2004 and 4.5% in 2003. The effective rates for 2004 and 2003 were impacted by the reversal of a valuation allowance. In accordance with the SFAS No. 109, we established a $4.6 million valuation allowance against our deferred income tax asset in 2002. As we reported income, we reduced the valuation allowance and utilized $3.2 million in 2004 and $1.4 million in 2003 as deferred income tax assets were realized. A valuation allowance is not currently required as it is more likely than not that the net deferred income tax asset will be realized in the future.

Discontinued operations.   In 2005, we incurred an after-tax charge of $150 thousand from the settlement of the Prospect, Connecticut environmental claim related to a previously divested operation. As of December 31, 2005, we have no further responsibility to the EPA as it relates to this site.

During 2004, we incurred an after tax charge of $421 thousand related to the 2002 divestiture of our Automation Group. In 2002, we believed that we would be able to sublease two facilities formerly occupied by our divested businesses. However, we had not been able to locate tenants for these facilities. The lease on one facility was negotiated and final settlement was paid in February 2005. The other lease will expire in 2006 and the additional charge is sufficient to cover the remaining lease obligations.

In addition, during 2004 we recognized an after tax charge $74 thousand for an environmental-related expense for previously divested operations.

Net income.   We had net income of $7.3 million or $0.88 per diluted share in 2005, net income of $8.7 million or $1.19 per diluted share in 2004 and net income of $5.0 million or $0.71 per diluted share in 2003. In addition, we issued 3,450,000 shares of common stock through a public stock offering in September 2005, which impacted earnings per share.

Liquidity and Capital Resources

We fund our operations primarily from cash on hand and cash flow from operations. As of December 31, 2005, cash and cash equivalents totaled $7.1 million. We have maintained a high level of liquidity as evidenced by our current ratio (current assets divided by current liabilities), which was 2.1 as of December 31, 2005 and 2.3 as of December 31, 2004.

Gross proceeds from the 2005 stock offering were $62.1 million. After underwriting discounts and commissions, we received $57.6 million. We utilized $54.6 million to repay the amounts outstanding under the term loans of the credit facility entered into in May 2005 in connection with the acquisition of DiOP, as described below, including accrued interest and fees, $791 thousand to pay expenses related to the stock offering, and we used the remaining $2.2 million for working capital and general corporate purposes.

We completed the acquisition of DiOP on May 2, 2005. The purchase price was $55.2 million in cash, plus $1.9 million of acquisition related costs. In connection with the acquisition of DiOP, we entered into a new credit facility on May 2, 2005 with Fleet Bank. The new credit facility provided for a three-year $15.0 million revolving line of credit, a five-year term loan A in the principal amount of $20.0 million and a two-year term loan B in the principal amount of $35.0 million. The amounts outstanding under the term loan A and term loan B were paid in full on September 27, 2005 with the net proceeds from the stock offering.

The $15.0 million revolving credit facility remains available through May 2008, subject to optional prepayment in accordance with its terms. Up to $2.0 million of the revolving credit facility may be utilized to issue letters of credit. We may elect to have any borrowing under the revolving credit facility bear interest either at the bank’s prime rate or the LIBOR rate plus a margin of 100 to 275 basis points, depending on our consolidated funded debt-to-consolidated EBITDA ratio, as defined in the credit facility. We have the option of selecting the 1-month, 2-month, 3-month or 6-month LIBOR rate. On December 31, 2005, there were no borrowings outstanding under the revolving credit facility. However, as of December 31, 2005, $1.0 million of the revolving credit facility was utilized for outstanding letters of credit.

Repayments of amounts borrowed under the revolver are secured by a lien on all of our assets and the assets of our subsidiaries, including a pledge of the stock of all of our subsidiaries and is guaranteed by all of our subsidiaries.

Net cash provided by operations was $7.6 million in 2005, $7.6 million in 2004 and $6.8 million in 2003. In 2005, our primary sources of operating cash were $7.3 million of net income plus non-cash expenses, which primarily consisted of $4.0 million of depreciation and amortization, $1.3 million decrease in our net deferred income tax asset and $66 thousand of stock to partially fund the Company 401(k) plan. In addition, we spent $907 thousand on discontinued operations primarily for leases and environmental clean-up activities.

In 2005, we utilized $4.2 million of cash to fund changes in our operating assets and liabilities. We used $2.6 million of cash to fund an increase in our inventories, which resulted from long lead-time orders and increased sales from our Optical Systems Group.  We also utilized $809 thousand of cash to fund an increase in accounts receivable primarily as a result of unbilled receivables generated by service contracts and excess of cost over billings on percentage of completion accounting.  Additional cash outflows of $800 thousand were primarily for the utilization of loss contract reserves, legal and consulting costs associated with environmental activities and the reduction of deferred income as we completed some long lead-time orders.

In 2004, our primary sources of operating cash were $8.7 million of net income plus non-cash expenses, which primarily consists of $2.7 million of depreciation and amortization and a $242 thousand non-cash charge related to the modification of stock option grants for a terminated employee. These non-cash charges were partially offset by non-cash benefits, including a $1.7 million increase in our net deferred income tax assets, due to the utilization and reversal of a valuation allowance for these assets. We also paid out $902 thousand for liabilities related to discontinued operations, which was offset by an additional accrual for discontinued operations of $762 thousand.

In 2004, we utilized $2.2 million of cash to fund changes in our operating assets and liabilities. We used $4.5 million of cash to fund an increase in our accounts receivable, which resulted from sales growth and higher deferred income billings in our Optical Solutions Group. We also utilized $4.1 million to fund inventory growth in 2004. The inventory growth was related to certain large long-term programs in our Optical Systems Group. The increases in accounts receivable and inventory were partially offset by a $2.1 million increase in accounts payable and a $2.6 million increase in deferred income. The increase in deferred income was the result of our strategy to actively negotiate progress payments into certain large dollar contracts for long lead-time products and long-term programs. This strategy helps to mitigate the near-term negative cash impact of these contracts. The net change in accrued expenses and other liabilities and other long-term liabilities was a $784 thousand increase. The increase was related to increased accruals for compensation-related expenses and an accrual for capital equipment that was received but not invoiced, which were partially offset by the liquidation of an inactive pension plan and the utilization of the reserve for loss contracts. During 2004, we also received a $563 thousand federal income tax refund and a $224 thousand decrease in current assets primarily due to the timing of insurance payments.

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

In 2006, we signed a definitive agreement to purchase a 78,000 square foot building in New Hampshire for $3.8 million. This facility will become the new consolidated manufacturing facility for our Axsys Technologies IR Systems division. Additionally in 2006, we expect to spend between $6.0 and $6.5 million on capital equipment. The majority of this capital investment will be used to purchase production and testing equipment, which will expand our capacity and improve our efficiency.

Net cash used in investing activities was $60.7 million in 2005, $11.0 million in 2004 and $10.0 million in 2003. We utilized $57.1 million to acquire DiOP in 2005 and $13.7 million to acquire Telic in 2004. The purchase of Telic was partially funded by the sale of $7.0 million of short-term investment securities. In addition, capital expenditures were $3.5 million in 2005, $4.2 million in 2004 and $3.0 million in 2003. In 2005, capital was primarily used to purchase machinery and equipment used in manufacturing. The additional capital used in 2004 was for the construction of a 20,000 square foot, climate-controlled manufacturing facility in Cullman, Alabama. The additional space is being used to produce the beryllium mirror substrates and support structures for an engineering development unit, 18 optical mirror segments and two spare units and support structures that comprise the 6.5 meter primary mirror as well as the secondary mirror for JWST.

During 2003, we invested $7.0 million in short-term investment securities. The funds were invested in short-term investment securities in order to minimize interest rate risk and to allow for rapid redeployment when profitable long-term investment or expansion opportunities were identified. In 2003, we also invested $3.0 million in capital equipment.

Financing activities provided $54.1 million of cash in 2005 and $4.1 million in 2004 and used $1.5 million of cash in 2003. During 2005, we borrowed $55.0 million to purchase DiOP and paid off $4.4 million of financing related to the acquisition of Telic in April 2004. In addition, we completed a public stock offering of 3,450,000 shares of common stock, which generated net proceeds of $57.6 million during the third quarter of 2005. In 2005, we made a $1.0 million principal payment and utilized a portion of the net proceeds from the public stock offering to prepay the remaining $54.0 million outstanding on our credit facility. During 2005, we also received $1.3 million in proceeds from the exercise of options and paid off the remaining $518 thousand of capital lease obligations.

During 2004, we obtained a $5.0 million term loan for the acquisition of Telic and received $360 thousand in proceeds from the exercise of stock options. These sources of funds were partially offset by repayments of $667 thousand on the term loan and $473 thousand on our capital leases. In 2003, funds were used to retire five of our capital leases with the highest interest rates before their maturity date. The prepayment penalties on these leases had expired, which enabled us to achieve a modest interest rate savings. During 2003, we also paid $201 thousand to settle litigation regarding our preferred stock, which was liquidated in 1997.

With our existing cash balance, anticipated cash flows from operations and the $15.0 million revolving credit facility, management believes that the Company has sufficient liquidity to finance its operations, capital expenditures, and working capital requirements for the foreseeable future.

Shareholder’s equity was $119.5 million, or $11.26 per common share outstanding, at December 31, 2005 compared to $53.1 million, or $7.52 per common share outstanding, at December 31, 2004. The increase in shareholders’ equity was due primarily to the public stock offering and net income of $7.3 million. Most of the remaining increase in shareholders’ equity was related to the exercise of stock options and stock option compensation.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2005, we are not involved in any unconsolidated single-purpose entities.

Contracts and Commitments

We have entered into certain contractual obligations, which will result in material cash outlays over the next several years. A summary of our contractual obligations and commitments for capital leases, minimum lease payment obligations under non-cancelable operating leases and other obligations as of December 31, 2005 are as follows (in thousands):

	PAYMENTS DUE BY PERIOD
CONTRACTUAL OBLIGATIONS	TOTAL	LESS THAN 1 YEAR	1 to 3 YEARS	3 to 5 YEARS	AFTER 5 YEARS
Operating leases	$5,466	$1,673	$2,397	$1,396	$—
Purchase obligations	1,721	1,657	55	9	—
Other long-term obligations	963	524	375	12	52
Total	$8,150	$3,854	$2,827	$1,417	$52

As of December 31, 2005, Axsys had operating lease commitments for all of our facilities, with the exception of our Cullman, Alabama facility, which is owned. In addition, our operating lease commitments included leases on some office equipment.

As of December 31, 2005, we had various purchase obligations, which include long-distance phone service, ATM lines and other commitments.

Incorporated in other long-term obligations are commitments related to environmental remediation plans and building leases associated with discontinued operations.

We are involved in various stages of investigation and cleanup related to environmental remediation matters at three  sites, which include one site that is in the final stage of monitoring. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of December 31, 2005, we determined that it was probable that we would incur approximately $574 thousand of remediation and monitoring costs, of which $210 thousand is included in current liabilities and $364 thousand is in other long-term liabilities.

During 2002, we disposed of the Automation Group, which included facilities in Wilmington, Massachusetts and Pittsburgh, Pennsylvania. As part of the terms of the sale, we remain obligated under the operating leases for these facilities. The Pittsburgh lease was renegotiated and final settlement was made in February 2005. The Wilmington lease expires in 2006 and we anticipate our remaining commitment to be $284 thousand. Since 2002, we have been sub-leasing a small portion of our Wilmington facility, however, given the uncertainties regarding the real estate market in this region, we do not believe that we will be able to sublease the entire Wilmington facility at our contractual rates.  Therefore, we have fully reserved for our remaining lease commitments for the facility and any remaining costs associated with this site will not have a material adverse effect on our business and financial condition.

As of December 31, 2005, we were contingently liable for $1.0 million under outstanding letters of credit. We have issued letters of credit for certain business transactions including insurance programs and building lease security deposits.

As of December 31, 2005, we had one pension plan for which benefits and participation have been frozen. Pension benefits under this plan are generally based upon years of service and compensation. The plan is an unfunded plan with an annual payout of approximately $105 thousand.

In 2006, we signed a agreement to purchase a 78,000 square foot building in New Hampshire for $3.8 million. This facility will become the new consolidated manufacturing facility for our Axsys Technologies IR Systems division.

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

Our policy is to recognize revenues when a product is either shipped to or received by the customer based on the terms of the specific sale. However, certain long-term contracts are accounted for under the percentage-of-completion model. Revenues and estimated gross profit are recognized as work is performed based on the percentage that incurred costs bear to estimated total costs. Cost estimates include direct and indirect costs such as labor, materials and overhead. These contracts require judgment relative to assessing risks, estimating, and making assumptions for schedule and technical issues. Contract changes are included when the costs can be reasonably estimated.  We may receive progress payments that exceed costs incurred on these long-term contracts. Such advances are recognized as billings in excess of costs and are included in accrued expenses and other current liabilities on our consolidated balance sheets.

Deferred income primarily results form the advance billings to our customers for the cost of beryllium, known as material only billings. These material only billings are deferred and subsequently recognized as revenue only when the associated finished product is shipped.

Certain contracts are accounted for under the service contract model.  Under these contracts, revenues are deferred and recognized on a straight-line basis over the contract period.

Due to the build-to-order nature of our products, except for the distribution of ball bearings and the manufacture of infrared cameras, we do not offer price protection and generally do not offer discounts. To the extent discounts are offered, they are reflected at the time of the sale as a reduction in revenues. The price is fixed upon acceptance of the purchase order. When customer change orders occur, any pricing changes are reflected in a revised purchase order.

Allowance for doubtful accounts.   We periodically review the aging of our accounts receivable over ninety days to identify potentially uncollectible accounts and establish an allowance based on experience and discussion with customers. Historically, our estimated allowance has approximated actual write-offs. However, actual write-offs could differ from our allowance for doubtful accounts. If circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a customer’s ability to meet its financial obligations), our estimates of recoverability of amounts due to us could be reduced by a material amount. Accounts receivable are written off only when all reasonable collection efforts are exhausted.

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

In the future, if we determine our inventory to be overvalued, we would be required to recognize those costs in our cost of goods sold at the time of such determination. Likewise, if our inventory is undervalued, we may have over-reported our costs of goods sold in previous periods and would be required to recognize additional operating income at the time of sale.  Therefore, although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results. Historically, our estimate of inventory reserves has approximated actual results.

Loss contract reserves.   Generally, our customer contracts are completed within one year of receiving the order. However, occasionally, longer lead-time orders are received and we monitor these contracts periodically to determine if our actual costs are comparable to our cost estimates used at the time of order acceptance. If we determine that our actual costs are significantly exceeding our original estimates, we will record a loss contract reserve. Currently, one contract is covered by a loss contract reserve. We accrued for this contract based on the contract price and the current cost structure, including estimated cost increases.

Environmental contingencies.   We are currently involved in two environmental remediation projects and one site that is in the final stage of monitoring. We accrue for environmental contingencies when (1) responsibility for cleanup is determined and (2) costs are probable and can be reasonably estimated. When costs are not probable and cannot be reasonably estimated, no accrual is made. We have accrued our estimate of the probable costs for the resolution of these claims. These estimates have been developed in consultation with outside environmental consultants handling these matters and are based upon an analysis of the anticipated remediation plans. We do not anticipate these projects will have a material adverse effect on our consolidated financial position. Although our estimates to date have proven to be accurate, it is possible that future results of operations could be materially affected by changes in our assumptions.

Self Insurance.   We are self-insured for certain losses related to general liability, workers’ compensation and medical claims. Our liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. The estimated liability is established based on an analysis of historical data and is reviewed by management on a quarterly basis to ensure that the liability is appropriate. While we believe that our estimates are reasonable based on the information currently available, if actual trends, including the severity and frequency of claims, medical cost inflation or fluctuations in premiums, differ from our estimates, our results from operations could be impacted.

Accounting for Income Taxes.   As part of the process of preparing the consolidated financial statements, we are required to estimate the income taxes in each jurisdiction in which we operate. This process involves estimating the actual current tax liabilities together with assessing temporary differences resulting from the differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Consolidated Balance Sheet. We must then assess the likelihood that the deferred tax assets will be recovered, and to the extent that we believe that recovery is not more than likely, we are required to establish a valuation allowance. If a valuation allowance is established or increased during any period, we are required to include this amount as an expense within the tax provision in the Consolidated Statements of Operations. Significant judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recognized against net deferred assets. The valuation allowance is based on our estimates of the taxable income in the jurisdictions in which we operate and the period over which the deferred tax assets will be recoverable. In the event that actual results differ from these estimates or management adjusts these estimates in future periods, we may need to establish an additional valuation allowance, which could materially impact our results of operations.

Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004), or SFAS No. 123 (R), “Share-Based Payment,” which revised SFAS No. 123, “Accounting for Stock-Based Compensation.”  The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations. SFAS No. 123 (R) must be adopted no later than January 1, 2006. Early adoption is permitted. We expect to adopt the statement effective January 1, 2006, as required. The impact of adoption of SFAS No. 123 (R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123 (R) in prior periods, the annual impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income (loss) and net income (loss) per share in the stock-based compensation accounting policy note included in Note 1 to the consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) should be recognized as current period charges, and that fixed production overheads should be allocated to inventory based on normal capacity of production facilities.  This statement is effective for Axsys’ fiscal year 2006.  The Company does not believe that adoption of this statement will have a significant impact on its overall results of operations or financial position.

Cautionary Factors That May Affect Future Results

This annual report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act, including, without limitation, statements regarding our ability to reduce design and manufacturing lead times and manufacturing costs, our ability to integrate existing technologies, our ability to implement our strategy to develop and sell, among other things, higher level sub-systems, the changes to be achieved from our cost reduction efforts, our objective to grow through strategic acquisitions and anticipated expenditures for environmental remediation. One can identify these forward-looking statements by the use of the words such as “expect,” “anticipate,” “plan,” “may,” “will,” “estimate” or other similar expressions. Discussion containing such forward-looking statements is found in the material set forth under “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as within the filing generally. One should understand that many factors could cause actual results to differ from those expressed or implied in the forward-looking statements. These factors include those discussed below as well as inaccurate assumptions. We caution the reader that this list of factors may not be exhaustive. Because these forward-looking statements involve risks and uncertainties, you should be aware that there are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by these forward-looking statements including, but not limited to:

•       our dependence on sales to the U.S. federal government and Raytheon;

•       changes to U.S. federal government spending priorities;

•       our ability to continue to contract with the federal government or Department of Defense;

•       our ability to comply with complex procurement laws and regulations;

•       our ability to implement effective business plans in the industries in which we operate;

•       our ability to adapt to technological change;

•       our ability to compete in the industries in which we operate;

•       the potential for our backlog to be reduced or cancelled;

•       the risks of doing business internationally;

•       our ability to implement our acquisition strategy and integrate our acquired companies successfully;

•       the timely delivery of materials to us by our suppliers;

•       our ability to manage costs under our fixed-price contracts effectively;

•       our ability to attract and retain qualified personnel;

•       the ability to protect our intellectual property rights;

•       fluctuations in workers’ compensation and health care costs for our employees;

•       our ability to comply with environmental, health and safety laws and regulations;

•       our ability to maintain and upgrade our manufacturing capabilities to stay competitive;

•       our ability to comply with restrictive covenants under our new credit  facility;

•       our ability to maintain security clearances for classified government systems; and

•       the other factors that we describe in Item 1A of this annual report.

Item 7A.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Axsys’ market risk sensitive instruments do not subject Axsys to material market risk exposures.

Item 8.                        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Axsys’ Consolidated Financial Statements, together with the Report of Independent Registered Public Accounting Firm thereon dated February 17, 2006, is included in this annual report and listed in the index to financial information on page F-1.

The selected quarterly information required by this item is included under the caption “Selected Quarterly Financial Data (Unaudited)” in Note 18 to the Consolidated Financial Statements included in this annual report.

Item 9.                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.                CONTROLS AND PROCEDURES

Management’s Responsibility for Financial Statements

Management is responsible for the integrity and objectivity of the consolidated financial statements and other financial information presented in this annual report. These statements have been prepared in accordance with generally accepted accounting principles and necessarily include amounts based on judgments and estimates by management.

The Audit Committee of the Board of Directors, which is composed solely of independent directors, meets regularly with the independent auditors and representatives of management to review accounting, financial reporting, internal control and audit matters, as well as the nature and extent of the audit effort. The Audit Committee is responsible for the engagement of the independent auditors. The independent auditors and internal auditor have unrestricted access to the Audit Committee.

Disclosure Controls and Procedures

As of the end of the period covered by this annual report management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures.

The principal executive officer and principal financial officer have concluded, based on their review, that the Company’s disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e), were, as of the end of the period covered by this annual report, effective to ensure that information required to be disclosed by the Company in reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the rules promulgated under the Exchange Act of 1934. Under the supervision and with the participation of our management, including our principal executive, financial and accounting officers, the Company has conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The evaluation included a review of the documentation of controls, evaluation of the design effectiveness of controls, and testing of the operating effectiveness of controls. However, this review did not include the internal controls of our Salem, New Hampshire operations, which were assumed in conjunction with the May 2, 2005 acquisition of Diversified Optical Products, Inc. This operation, which is included in our 2005 consolidated financial statements, constituted 44.4% of total assets and 54.2% of net assets as of December 31, 2005, and 14.5% of our revenues for the year then ended.

Based on this evaluation, management has concluded that as of December 31, 2005, the Company did not have any material weakness in its internal control over financial reporting and its internal control over financial reporting was effective. Management’s assessment of the effectiveness of its internal control over financial reporting on December 31, 2005, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K and listed in the index to financial information on page F-1.

Changes in Internal Control over Financial Reporting

No change to the Company’s internal control over financial reporting occurred during the fourth quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of Axsys Technologies, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, included at Item 9A, that Axsys Technologies, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Axsys Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Diversified Optical Products, Inc., which is included in the 2005 consolidated financial statements of Axsys Technologies, Inc. and constituted 44.4% and 54.2% of total and net assets, respectively, as of December 31, 2005, and  14.5% of revenues  for the year then ended. Diversified Optical Products, Inc. was acquired by Axsys Technologies, Inc. on May 2, 2005. Our audit of internal controls over financial reporting of Axsys Technologies, Inc. also did not include an evaluation of the internal control over financial reporting of Diversified Optical Products, Inc.

In our opinion, management’s assessment that Axsys Technologies, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Axsys Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2005, of Axsys Technologies, Inc. and subsidiaries and our report dated February 17, 2006 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP
Hartford, Connecticut
February 17, 2006

Item 9B. OTHER INFORMATION

None.

PART III

The information required by items 10, 11, 12, 13 and 14 of Part III, other than the disclosure regarding the adoption of our Code of Ethics as required by Item 406(a) of Regulation S-K and the table required by Item 201(d) of Regulation S-K, is incorporated by reference to Axsys’ definitive proxy statement for our 2006 Annual Meeting of Stockholders (“2006 Proxy Statement”) to be filed with the Securities and Exchange Commission within 120 days following the end of Axsys’ fiscal year ended December 31, 2005. If such proxy statement is not so filed, that information will be filed as an amendment to this Form 10-K within 120 days following the end of Axsys’ fiscal year ended December 31, 2005.

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Except for the information concerning our Code of Ethics, the information required by this item is incorporated by reference from our 2006 Proxy Statement.

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

Item 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from our 2006 Proxy Statement.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except for the information concerning equity compensation plans, the information required by this item is incorporated by reference from our 2006 Proxy Statement under the caption, “Securities Ownership of Directors and Officers.”   The following table gives information about our equity securities that may be issued under equity compensation plans as of December 31, 2005. Those securities are shares of common stock that can be issued under our existing Long-Term Stock Incentive Plan.

Plan category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for further issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	898,966	$11.45	356,422
Equity compensation plans not approved by security holders	—	—	—
Total	898,966	$11.45	356,422

Item 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from our 2006 Proxy Statement.

Item 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from our 2006 Proxy Statement.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

See accompanying index to consolidated financial statements and schedule on page F-1 of this annual report.

(a)(2) Financial Statement Schedules

See accompanying index to consolidated financial statements and schedule on page F-1 of this annual report.

(a)(3)  Exhibits

Exhibit Number	Description
3.1

Restated Certificate of Incorporation of Axsys (filed as Exhibit 3(4) to Axsys’ Amendment No. 2 to Registration Statement on Form S-1, dated October 17, 1997 (File No. 333-36027) (the “Form S-1”) and incorporated herein by reference).

3.2	By-Laws of Axsys (filed as Exhibit 2 to the Form 8-A dated August 8, 1991 (file No. 000-16182) and incorporated herein by reference).
10.1

Form of Incentive Stock Option Agreement, dated as of September 30, 1991 (filed as Exhibit 10(17) to Axsys’ Annual Report on Form 10-K for the fiscal year ended December 30, 1991(File No. 000-16182)and incorporated herein by reference).*

10.2

Severance Protection Agreement between Axsys and Stephen W. Bershad dated as of February 11, 1999 (filed as Exhibit 10(1) to Axsys’ Form 10-Q, dated May 11, 1999, for the fiscal quarter ended March 31, 1999 (File No. 000-16182) and incorporated herein by reference).*

10.3	Amendment to Axsys Technologies, Inc. Long-Term Stock Incentive Plan (filed as Exhibit A to Axsys’ Proxy Statement dated April 24, 2000 (File No. 000-16182) and incorporated herein by reference).*
10.4

Employment Agreement, dated as of October 12, 2000, between Axsys and Stephen W. Bershad (filed as Exhibit 10(27) to the December 31, 2000 Form 10-K (File No. 000-16182) and incorporated herein by reference). *

10.5	Form of Indemnification Agreement for all Directors and Officers of Axsys (filed as Exhibit 10(17) to the December 31, 2001 Form 10-K (File No. 000-16182) and incorporated herein by reference).*
10.6

Letter Agreement between David A. Almeida and Axsys dated as of November 14, 2001 (filed as Exhibit 10(18) to the December 31, 2001 Form 10-K (File No. 000-16182) and incorporated herein by reference). *

10.7

Severance Protection Agreement between Axsys and David A. Almeida dated as of May 13, 2003 (filed as Exhibit 10.2 to the June 28, 2003 Form 10-Q (File No. 000-16182) and incorporated herein by reference).*

10.8

Letter Agreement between Stephen W. Bershad and Axsys dated August 4, 2005, extending term of initial period of the Employment Agreement. (filed as Exhibit 10.1 to the October 26, 2005 Form 10-Q (File No. 000-16182) and incorporated herein by reference).*

10.9

Severance Protection Agreement between Axsys and Scott B. Conner dated as of December 3, 2004 (filed as Exhibit 10.9 to the December 31, 2004 Form 10-K (File No. 000-16182) and incorporated herein by reference).*

10.10	Summary of Management Incentive Plan. (filed as Exhibit 10.10 to the December 31, 2004 Form 10-K (File No. 000-16182) and incorporated herein by reference).*
10.11	Purchase and Sale Agreement filed as Exhibit 99.1 to Form 8-K on February 16, 2006
21	Subsidiaries of the Registrant
23	Consent of Ernst and Young LLP
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Chief Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350—Chief Executive Officer
32.2	Certification pursuant to 18 U.S.C. Section 1350—Chief Financial Officer

*                    Indicates management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 27, 2006	AXSYS TECHNOLOGIES, INC.
(Registrant)
	By	/s/ STEPHEN W. BERSHAD
Stephen W. Bershad
Chairman of the Board of Directors
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated this the 27th day of February 2006.

/s/ STEPHEN W. BERSHAD	Chairman of the Board of Directors and Chief Executive
Stephen W. Bershad	Officer(Principal Executive Officer)
/s/ DAVID A. ALMEIDA	Vice President, Chief Financial Officer, Treasurer
David A. Almeida	(Principal Financial and Accounting Officer)
/s/ ANTHONY J. FIORELLI, Jr.	Director
Anthony J. Fiorelli, Jr.
/s/ ELIOT M. FRIED	Director
Eliot M. Fried
/s/ RICHARD F. HAMM, Jr.	Director
Richard F. Hamm, Jr.
/s/ ROBERT G. STEVENS	Director
Robert G. Stevens

ANNUAL REPORT ON FORM 10-K

ITEM 8, ITEM 15(a)(1) and (2)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2005

AXSYS TECHNOLOGIES, INC.

AXSYS TECHNOLOGIES, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

The following consolidated financial statements of Axsys Technologies, Inc. are included in Item 8:

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of
Axsys Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Axsys Technologies, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Axsys Technologies, Inc. and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Axsys Technologies, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2006, expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Hartford, Connecticut
February 17, 2006

AXSYS TECHNOLOGIES, INC.
Consolidated Balance Sheets
(Dollars in thousands, except share and per share data)

	December 31,
	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,079	$6,000
Accounts receivable, net	18,821	15,715
Inventories, net	37,866	29,698
Income taxes—deferred	3,256	3,553
Other current assets	1,182	1,020
TOTAL CURRENT ASSETS	68,204	55,986
PROPERTY, PLANT AND EQUIPMENT, net	15,351	13,337
INTANGIBLE ASSETS, net	10,461	2,127
GOODWILL	61,048	13,013
OTHER ASSETS	1,144	1,352
TOTAL ASSETS	$156,208	$85,815
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,019	$6,459
Accrued expenses and other current liabilities	16,835	9,513
Deferred income	7,044	7,195
Current portion of long-term capital lease obligations	—	368
Current portion of long-term debt	—	1,000
TOTAL CURRENT LIABILITIES	31,898	24,535
CAPITAL LEASES, less current portion	—	150
LONG-TERM DEBT, less current portion	—	3,333
OTHER LONG-TERM LIABILITIES	4,769	4,704
COMMITMENTS AND CONTINGENCIES (Note 14)
SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value: authorized 30,000,000 shares, issued 10,636,734 shares at December 31, 2005 and 7,186,734 shares at December 31, 2004	106	72
Capital in excess of par	97,875	39,612
Accumulated other comprehensive income (loss)	3	(97)
Retained earnings	21,712	14,389
Treasury stock, at cost: 18,907 shares at December 31, 2005 and 130,216 shares at December 31, 2004	(155)	(883)
TOTAL SHAREHOLDERS’ EQUITY	119,541	53,093
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$156,208	$85,815

See accompanying notes to consolidated financial statements.

AXSYS TECHNOLOGIES, INC.
Consolidated Statements of Operations
(Dollars in thousands, except share and per share data)

	Years Ended December 31,
	2005	2004	2003
Sales	$133,543	$103,530	$85,109
Cost of sales	91,897	72,874	62,036
Gross profit	41,646	30,656	23,073
Selling, general and administrative expenses	23,957	18,634	15,986
Research, development and engineering expenses	3,766	2,677	2,059
OPERATING INCOME	13,923	9,345	5,028
Interest expense	(1,684)	(254)	(172)
Interest income	167	98	115
Loss on extinguishment of debt	(480)	—	—
Other income (expense), net	33	(38)	263
Income from continuing operations before income taxes	11,959	9,151	5,234
Provision for (benefit from) income taxes	4,486	(8)	236
INCOME FROM CONTINUING OPERATIONS	7,473	9,159	4,998
Discontinued operations:
Loss from discontinued operations, net of tax benefit of $90 in 2005 and $266 in 2004	(150)	(495)	—
NET INCOME	$7,323	$8,664	$4,998
BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.93	$1.30	$0.72
Discontinued operations	(0.02)	(0.07)	—
Total	$0.91	$1.23	$0.72
Weighted-average basic common shares outstanding	8,006,029	7,020,184	6,986,094
DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.90	$1.26	$0.71
Discontinued operations	(0.02)	(0.07)	—
Total	$0.88	$1.19	$0.71
Weighted-average diluted common shares outstanding	8,355,400	7,289,437	7,074,342

See accompanying notes to consolidated financial statements.

AXSYS TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Years Ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,323	$8,664	$4,998
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,148	2,674	2,920
Amortization	816	73	—
Deferred income taxes (benefit)	1,333	(1,747)	—
Stock option compensation expense	—	242	—
Contribution to 401(k) plan	66	58	55
Loss on disposal of capital equipment	3	19	55
Changes in operating assets and liabilities:
Accounts receivable	(809)	(4,464)	(129)
Inventories	(2,587)	(4,073)	(2,706)
Other current assets and other assets	(93)	787	868
Accounts payable	(64)	2,112	1,132
Accrued expenses and other liabilities	591	1,232	(108)
Deferred income	(481)	2,649	1,431
Long-term liabilities	(734)	(448)	(504)
Net cash provided by continuing operations	8,512	7,778	8,012
Net cash used in discontinued operations	(907)	(140)	(1,261)
NET CASH PROVIDED BY OPERATING ACTIVITIES	7,605	7,638	6,751
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,533)	(4,239)	(3,027)
Purchase of DiOP, net of cash acquired	(57,138)	—	—
Purchase of Telic, net of cash acquired	—	(13,728)	—
Net sale (purchase) of marketable securities	—	6,983	(6,983)
NET CASH USED IN INVESTING ACTIVITIES	(60,671)	(10,984)	(10,010)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock offering	57,620	—	—
Proceeds from long-term debt	55,000	5,000	—
Repayment of borrowings	(59,851)	(1,140)	(1,255)
Proceeds from the exercise of options	1,301	360	4
Escheatment and settlement of preferred stock	76	(71)	(213)
Payments under stock buy-back program	(1)	—	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	54,145	4,149	(1,464)
NET CHANGE IN CASH AND CASH EQUIVALENTS	1,079	803	(4,723)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	6,000	5,197	9,920
CASH AND CASH EQUIVALENTS AT END OF YEAR	$7,079	$6,000	$5,197

See accompanying notes to consolidated financial statements.

AXSYS TECHNOLOGIES, INC.
Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)
(Dollars in thousands)

			Accumulated
	Common	Capital in	Other		Treasury
	Stock	Excess of	Comprehensive	Retained	Stock		Comprehensive
	Amount	Par	Income (Loss)	Earnings	Amount	Total	Income (Loss)
Balance at December 31, 2002	$72	$39,587	$—	$727	$(1,293)	$39,093
Net income	—	—	—	4,998	—	4,998	$4,998
Foreign exchange contract	—	—	(39)	—	—	(39)	(39)
Total comprehensive income							$4,959
Exercise of stock options	—	(1)	—	—	5	4
Contribution to 401(k) plan	—	2	—	—	53	55
Escheatment of preferred stock	—	(12)	—	—	—	(12)
Preferred stock settlement	—	(201)	—	—	—	(201)
Balance at December 31, 2003	72	39,375	(39)	5,725	(1,235)	43,898
Net income	—	—	—	8,664	—	8,664	$8,664
Foreign exchange contract	—	—	(84)	—	—	(84)	(84)
Gain on swap agreement	—	—	26	—	—	26	26
Total comprehensive income							$8,606
Exercise of stock options	—	38	—	—	322	360
Contribution to 401(k) plan	—	28	—	—	30	58
Escheatment of preferred stock	—	(71)	—	—	—	(71)
Stock option compensation	—	242	—	—	—	242
Balance at December 31, 2004	72	39,612	(97)	14,389	(883)	$53,093
Net income	—	—	—	7,323	—	7,323	$7,323
Public stock offering	34	57,549	—	—	—	57,583	—
Foreign exchange contract	—	—	126	—	—	126	126
Termination of swap agreement	—	—	(26)	—	—	(26)	(26)
Total comprehensive income							$7,423
Exercise of stock options	—	597	—	—	704	1,301
Contribution to 401(k) plan	—	41	—	—	25	66
Distribution from preferred stocksettlement fund	—	76	—	—	—	76
Stock buy-back program	—	—	—	—	(1)	(1)

Balance at December 31, 2005	$106	$97,875	$3	$21,712	$(155)	$119,541

See accompanying notes to consolidated financial statements.

AXSYS TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

December 31, 2005

Note 1—Summary of Significant Accounting Policies

Business overview.   The accompanying consolidated financial statements include the accounts of Axsys Technologies, Inc. and its wholly-owned subsidiaries (collectively “Axsys”, “Company”, “we”, “our” or “us”).

Axsys is a leading designer and manufacturer of precision optical solutions for defense, aerospace, homeland security and high-performance commercial applications. These sophisticated solutions are typically found in applications that demand the finest optical surfaces, highest accuracy and tightest motion control tolerances. In addition to optical solutions, we distribute precision ball bearings used in a variety of industrial and commercial applications.

Principles of consolidation.   The consolidated financial statements include the results of Axsys and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Revenue recognition.   Revenue is recognized in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104. SAB No. 104 requires that four basic criteria must be met before revenue can be recognized:  (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Shipping and handling costs, such as freight to customers, are classified in cost of sales.

Our policy is to recognize revenues when product is either shipped to or received by the customer based on the terms of the specific sale. However, certain long-term contracts are accounted for under the percentage-of-completion model. Revenues and estimated gross profit are recognized as work is performed based on the percentage that incurred costs bear to estimated total costs. Cost estimates include direct and indirect costs such as labor, materials and overhead. These contracts require judgment relative to assessing risks, estimating, and making assumptions for schedule and technical issues. Contract changes are included when the costs can be reasonably estimated.  We may receive progress payments that exceed costs incurred on these long-term contracts. Such advances are recognized as billings in excess of costs and are included in accrued expenses and other current liabilities on our consolidated balance sheets.

Certain contracts are accounted for under the service contract model.  Under these contracts, revenues are deferred and recognized on a straight-line basis over the contract period, as services are performed.

Due to the build-to-order nature of our products, except for the distribution of ball bearings, we do not offer price protection and generally do not offer discounts. To the extent discounts are offered, they are reflected at the time of the sale as a reduction in revenues. The price is fixed upon acceptance of the purchase order. When customer change orders occur, any pricing changes are reflected in a revised purchase order.

Provisions for estimated losses on contracts are recognized when losses become evident. These estimates are subject to change and could result in adjustments to contracts in progress.

Cash and cash equivalents.   Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

AXSYS TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

Note 1—Summary of Significant Accounting Policies (Continued)

Financial instruments.   We use derivative instruments, in the form of forward exchange contracts and interest rate swap agreements, to manage certain foreign currency and interest rate exposures. We view derivative instruments as risk management tools, and we do not use them for trading or speculative purposes. Derivatives used for hedging purposes are designated as an effective hedge of the identified risk exposure at the inception of the contract. Accordingly, changes in fair value of the derivative contract must be highly correlated with changes in the fair value of the underlying hedged item at inception of the hedge and over the life of the hedge contract.

All derivative instruments are recorded in the balance sheet at fair value. Derivatives used to hedge forecasted cash flows associated with foreign currency sales and interest rate fluctuations are accounted for as cash flow hedges. Gains and losses on derivatives designated as cash flow hedges are recognized in accumulated other comprehensive income (loss) and in earnings in a manner that matches the timing of the earnings impact of the hedged transactions. The ineffective portion of all hedges, if any, is recognized currently in earnings. At December 31, 2005, we had one forward exchange contract outstanding with a total gain position of $3, which was included in other current assets. We did not have any interest rate swap agreements outstanding at  December 31, 2005.

The table below presents the fair value of those derivative instruments at December 31:

	2005	2004
Forward exchange contracts	$3	$(123)
Interest rate swap agreement	—	26

The carrying amounts of our other financial instruments, which include cash equivalents, accounts receivable and accounts payable approximate their fair value due to the short-term nature of such instruments. In addition, the carrying value of long-term debt approximates fair value due to the variable interest rate it bears.

Accounts receivable.   Receivables consist of amounts billed and currently due from customers, and unbilled costs and accrued profits primarily related to revenues on long-term contracts that have been recognized for accounting purposes but not yet billed to customers. Credit is extended to customers, typically on net 30-day terms. We do not require collateral.

Allowance for doubtful accounts.   We periodically review the aging of our accounts receivable over ninety days to identify potentially uncollectible accounts and establish reserves based on experience and discussion with customers. Actual write-offs could differ from our allowance for doubtful accounts. If circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a customer’s ability to meet its financial obligations), our estimates of recoverability of amounts due to us could be reduced by a material amount. Accounts receivable are written off only when all reasonable collection efforts are exhausted.

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

AXSYS TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

Note 1—Summary of Significant Accounting Policies (Continued)

Research and development expenses, exclusive of engineering costs, were $2,730 in 2005, $1,571 in 2004 and $756 in 2003.

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

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) should be recognized as current period charges, and that fixed production overheads should be allocated to inventory based on normal capacity of production facilities. This statement is effective for Axsys’ fiscal year 2006 and is not expected to have a material impact on our financial position or results of operations.

Property, plant and equipment.   Property, plant and equipment are stated at cost, less accumulated depreciation and amortization, which includes the depreciation of assets recognized under capital leases. Depreciation is provided primarily by the straight-line method using estimated lives for buildings and improvements of 20 to 25 years and from 3 to 8 years for machinery and equipment. Repair and maintenance costs are expensed as incurred.

Goodwill and other intangibles.   Goodwill (representing the excess of the amount paid to acquire a company over the estimated fair value of the net assets acquired) and intangible assets with indefinite useful lives are not amortized but instead are tested for impairment annually, or when events or circumstances indicate that its value may have declined. Impairment exists when the carrying amount of goodwill exceeds its fair market value. The Company’s goodwill impairment test is performed by comparing the net present value of projected cash flows to the carrying value of goodwill. The Company utilizes discount rates determined by management to be similar with the level of risk in its current business model. The Company performs the annual impairment testing during the second quarter of each fiscal year and has determined that, to date, no impairment of goodwill exists. Although no changes are expected, if the actual results of the Company are less favorable than the assumptions the Company makes regarding estimated cash flows, the Company may be required to record an impairment charge in the future.

Definite-lived intangible assets acquired as part of business combinations are amortized over their estimated useful lives. For material business combinations, amounts recognized related to purchased intangibles are determined with the assistance of independent valuations.

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

AXSYS TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

Note 1—Summary of Significant Accounting Policies (Continued)

Deferred income.   Deferred income primarily results from the advance billings to our customers for milestone payments for either progress billings or for material billings. Material billings primarily occur when customers advance us the cost of beryllium on long lead-time orders.

Warranty.   We provide warranties for certain of our products. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information on the nature, frequency, and average cost of warranty claims.

The following table summarizes product warranty activity:

Balance at January 1, 2003	$722
Provision	140
Payments	(229)
Balance at December 31, 2003	633
Provision	360
Payments	(279)
Reserve of acquired subsidiary	36
Balance at December 31, 2004	750
Provision	468
Payments	(479)
Reserve of acquired subsidiary	403
Balance at December 31, 2005	$1,142

Loss contract reserves.   Generally, our customer contracts are completed within one year of receiving the order. However, occasionally, longer lead-time orders are received and we monitor these contracts periodically to determine if our actual costs are comparable to our cost estimates used at the time of order acceptance. If we determine that our actual costs are  exceeding our original estimates, we will record a loss contract reserve. Currently, one contract is covered by a loss contract reserve. We accrued for this contract based on the contract price and the current cost structure, including estimated cost increases.

Environmental contingencies.   We are currently involved in several environmental remediation projects.  We accrue for environmental contingencies when (1) responsibility for cleanup is determined and (2) costs are probable and can be reasonably estimated. When costs are not probable or cannot be reasonably estimated, no accrual is made. We have accrued our estimate of the  costs for the resolution of the open claims. These estimates have been developed in consultation with outside environmental consultants handling these matters and are based upon an analysis of the anticipated remediation plans. We do not anticipate these projects will have a material adverse effect on our consolidated financial position. It is possible, however, that future results of operations could be materially affected by changes in our assumptions.

Income taxes.   We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. As such, deferred income taxes are determined based on the differences between the

AXSYS TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

Note 1—Summary of Significant Accounting Policies (Continued)

financial statement and tax basis of assets and liabilities at enacted income tax rates in effect in the year in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred income tax assets to estimated amounts expected to be realized. Realizability of net deferred income tax assets are evaluated on an ongoing basis. We consider future taxable income, our most recent operating results and various income tax planning strategies in assessing the need for a valuation allowance.

Earnings per share.   Basic earnings per share have been computed by dividing net income or loss by the weighted-average number of common shares outstanding. The dilutive effect of stock options on the weighted-average number of common shares outstanding was 349,371 shares for the year ended December 31, 2005, 269,253 shares for the year ended December 31, 2004 and 88,248 shares for the year ended December 31, 2003.

Diluted earnings per share for 2005 exclude 131,538 potential common shares related to our stock compensation plans because the option exercise price was greater than the average market price of our common stock for the period.

Stock-based compensation.   We have adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” and account for stock-based compensation under the provisions of Accounting Board Opinion No. 25, “Accounting for Stock Issued to Employees” using the intrinsic value method. The exercise price on stock options is either greater than or equal to the closing market price on the day of grant and, accordingly, no compensation cost has been recognized. We do not grant stock options with exercise prices below market value. Pro forma information regarding net income and net income per share is required by SFAS No. 148 for awards as if we had accounted for such awards under the fair value method.

The following table illustrates the effect on net income and income per share if we had applied the fair value recognition provisions of SFAS No. 123:

	2005	2004	2003
Reported net income	$7,323	$8,664	$4,998
Stock option-related employee compensation expense	(736)	(770)	(755)
Pro forma net income	$6,587	$7,894	$4,243
Pro forma basic income per share	$0.82	$1.12	$0.61
Weighted-average basic and diluted common shares outstanding	8,006,029	7,020,184	6,986,094
Pro forma diluted income per share	$0.80	$1.11	$0.62
Weighted-average basic and diluted common shares outstanding	8,212,284	7,114,686	6,853,276

The fair value of each option granted in 2005, 2004 and 2003 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 42% of 2005, 43% in 2004 and 68% in 2003; risk-free interest rate of 4.39% in 2005, 4.24% in 2004 and 4.27% in 2003;

AXSYS TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

Note 1—Summary of Significant Accounting Policies (Continued)

expected lives of 6 years; and no dividend yield. Using this model, the weighted-average fair value of options granted was $9.47 during 2005, $5.34 during 2004 and $4.45 during 2003. For pro forma purposes, the estimated fair value of the our Company’s stock incentive awards to employees is amortized on a straight-line basis over the options’ vesting period, which is generally five years.  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), or SFAS No. 123 (R), “Share-Based Payment,” which revised SFAS No. 123, “Accounting for Stock-Based Compensation”. The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations. SFAS No. 123 (R) must be adopted no later than January 1, 2006. Early adoption is permitted. We expect to adopt the statement effective January 1, 2006, as required. The impact of adoption of SFAS No. 123 (R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123 (R) in prior periods, the annual impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income (loss) and net income (loss) per share above.

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

Certain amounts in previously issued annual financial statements were reclassified to conform to the 2005 presentation.

Note 2—Acquisitions

On May 2, 2005, Axsys acquired all of the capital stock of Diversified Optical Products, Inc. (“DiOP”), a manufacturer of high-end thermal camera systems and lenses, for $55,200 in cash plus $1,900 of legal, audit and other acquisition related costs incurred in connection with the acquisition. The acquisition of DiOP brought us new, high value technologies, leveraged our existing infrared and motion control technologies, and provided us with a new base of customers. Further, the combination of DiOP and Axsys positioned us as a leading independent infrared lens manufacturer. At the time of the acquisition, DiOP employed approximately 120 people at its Salem, New Hampshire headquarters. DiOP is doing business as Axsys Technologies IR Systems and the financial results are included in our Optical Systems Group.

AXSYS TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

Note 2—Acquisitions (Continued)

The acquisition has been accounted for by the purchase method of accounting and, accordingly, the consolidated statements of operations include the results of DiOP from the date of acquisition.  The assets acquired and the liabilities assumed were recorded at estimated fair values as determined by Axsys management and a valuation firm based on information available and on current assumptions as to future operations.

Fair value:
Cash	$2,009
Accounts receivable	2,297
Inventories, net	5,581
Other assets	1,900
Liabilities assumed	(9,085)
Amortizable intangible assets	9,150
Goodwill	45,218
Purchase price	57,070
Cash acquired	(2,009)
Debt repayment	2,309
Repayment of DiOP officer loan	(142)
Accrued acquisition costs	(90)
Net cash paid	$57,138

At closing, an officer of DiOP paid Axsys $142 for his outstanding loan balance. Immediately after closing, there were no outstanding officer loans. Goodwill acquired through the purchase of DiOP is deductible for income tax purposes.

On April 8, 2004, we acquired all of the capital stock of Telic Optics, Inc. (“Telic”), a manufacturer of infrared optics and optical assemblies. Telic’s broad infrared optics capabilities increase our product offerings and complement our strong position in reflective optical solutions. In addition, Telic’s products are typically used in ground-and sea-based programs. This complements our historical focus on air- and space-based programs and expands our overall market and program penetration. Finally, the complementary addition of Telic’s technical capabilities to our core technical strengths is expected to increase our competitive advantage by broadening our technical offering to prime contractors who are seeking to outsource the fulfillment of their optical requirements.

The initial purchase price of this acquisition, after a working capital adjustment of $15, was $14,423 with an additional earn out payment of up to $4,000 over 36 months following the closing date based on the achievement of certain revenue goals. During 2005, $2,817 of the earn out was earned, which increased the purchase price to $17,240. The additional purchase price will be paid during 2006. If remaining revenue goals are achieved, over the next 15 months the earn out could increase the total purchase price to $18,423. Included in the purchase price was $438 of legal, audit and other acquisition related expenses that were incurred in connection with the acquisition. We funded the purchase price and associated transaction costs through a combination of existing cash balances and outside bank financing.

AXSYS TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

Note 2—Acquisitions (Continued)

The acquisition has been accounted for according to the purchase method of accounting and, accordingly, the consolidated statements of operations include the results of Telic since the date of the acquisition.  The assets acquired and the liabilities assumed were recognized at their estimated fair values within our Optical Systems Group.

Fair value:
Assets acquired	$3,084
Liabilities assumed	(274)
Amortizable intangible assets	2,200
Goodwill	12,230
Purchase price	17,240
Cash acquired	(695)
Accrued earn out	(2,817)
Net cash paid	$13,728

Goodwill acquired through the purchase of Telic is deductible for income tax purposes.

The results of DiOP’s and Telic’s operations from the date of acquisition are included in our Optical Systems Group. Unaudited pro forma results of operations for the years ended December 31, 2005, 2004 and 2003, as if Axsys had purchased DiOP and Telic as of the beginning of each year, are presented below. The pro forma results include estimates and assumptions which our management believes are reasonable. However, the pro forma results do not include any cost savings or other effects of the planned integration of DiOP and Telic, and are not necessarily indicative of the results which would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future.

	As Originally Reported 2005	(Unaudited) Pro Forma 2005	As Originally Reported 2004	(Unaudited) Pro Forma 2004	As Originally Reported 2003	(Unaudited) Pro Forma 2003
Net sales	$133,543	$140,813	$103,530	$127,281	$85,109	$110,078
Net income	7,323	7,652	8,664	10,122	4,998	5,525
Earnings per common share:
Basic	$0.91	$0.96	$1.23	$1.44	$0.72	$0.79
Diluted	$0.88	$0.92	$1.19	$1.39	$0.71	$0.78

AXSYS TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

Note 3—Balance Sheet Information

The details of certain balance sheet accounts are as follows:

	2005	2004
Accounts receivable:
Trade receivables	$18,477	$16,400
Unbilled costs and accrued profits	1,211	—
Gross accounts receivable	19,688	16,400
Less allowance for doubtful accounts	(867)	(685)
Accounts receivable, net	$18,821	$15,715

All of the December 31, 2005 unbilled costs and accrued profits are expected to be billed in 2006.

	2005	2004
Inventories:
Raw materials	$12,638	$6,431
Work-in-process	19,138	18,371
Finished goods	11,165	9,888
Gross inventories	42,941	34,690
Less reserve	(5,075)	(4,992)
Inventories, net	$37,866	$29,698

	2005	2004
Property, plant and equipment:
Land	$291	$291
Buildings and improvements	5,862	5,653
Machinery and equipment	30,266	25,437
Property, plant and equipment	36,419	31,381
Less accumulated depreciation and amortization	(21,068)	(18,044)
Property, plant and equipment, net	$15,351	$13,337

	2005	2004
Accrued expenses and other current liabilities:
Compensation and related benefits	$4,245	$4,548
Income taxes	4,234	970
Accrued acquisition costs—earn out	2,817	—
Warranty	1,142	750
Professional fees	975	392
Liabilities of discontinued operations	410	922
Other	3,012	1,931
Total accrued expenses and other current liabilities	$16,835	$9,513

AXSYS TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

Note 3—Balance Sheet Information (Continued)

	2005	2004
Other long-term liabilities:
Deferred income taxes	$2,455	$1,656
Loss contract reserve, less current portion	1,219	1,595
Defined benefit pension and health insurance	638	649
Liabilities of discontinued operations	363	405
Workers’ compensation	94	199
Other	—	200
Total other long-term liabilities	$4,769	$4,704

Note 4—Goodwill and Intangible Assets

During the fiscal years ended December 31, 2005, 2004 and 2003, the Company did not recognize any goodwill impairments in accordance with SFAS No.142. As of December 31, 2005, total goodwill was $61,048. Goodwill increased during 2004 and 2005 as follows:

Balance at January 1, 2004	$3,600
Telic acquisition	9,413
Balance at December 31, 2004	13,013
DiOp acquisition	45,218
Telic earn out	2,817
Balance at December 31, 2005	$61,048

During 2005, we recorded goodwill of $45,218 in conjunction with the acquisition of DiOP. When determining the purchase price of this acquisition and the related goodwill, we evaluated the synergies that this business would bring to our existing business. DiOP nearly perfectly complements our 2004 acquisition of Telic. Telic manufactures precision lenses almost exclusively on a customer specification basis. DiOP, on the other hand, manufactures very high quality, high performance lenses, but is able to scale its production to much higher volumes. This ability to rapidly scale the manufacturing will provide us with significant future benefits due to synergies.

When determining the purchase price of the Telic acquisition and the related goodwill, we evaluated the additional breadth of products that this acquisition would add to our existing aspheric and flat optical lens product lines. Telic manufactures precision infrared lenses almost exclusively on a customer specification basis. This product offering enabled us to broaden our family of products and vertically integrate our processes with those of Telic. The acquisition brought us new optical design and manufacturing capabilities, infrared lens manufacturing capabilities and provided us with broader penetration into ground and sea-based programs. We purchased Telic for $14,423 with an additional earn out payment of up to $4,000 over 36 months following the closing date based on the achievement of certain revenue goals. During 2005, Telic exceeded its  revenue goals, resulting in additional goodwill of $2,817, bringing the total goodwill associated with this acquisition to $12,230.

AXSYS TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

Note 4—Goodwill and Intangible Assets (Continued)

Intangible Assets

In conjunction with the DiOP acquisition, we recorded intangible assets of $9,150, including $5,800 for customer relationships and $3,350 of other intangible assets. Customer relationships included customers from the lens and coating segments of DiOP’s business.  These relationships are not contract-based but exist due to the ongoing sales and regular contact with the customers. At the time of acquisition, DiOP had approximately 20 customers representing the majority of its lens assembly and coating revenues over the prior four years. The majority of these 20 customers have been long-term customers of DiOP and, based on the nature of the product supplied and anticipated future requirements, we believe that these long-term relationships will continue. Revenue attributable to customer relationships was based on 2004 revenue from its lens and coating segments. Revenue attributable to the order backlog was subtracted from the forecast, as it was included in a separately identified intangible asset. Given DiOP’s long-term history with its major customers, the life of the entire customer base, as determined by the independent valuation firm and deemed reasonable by Axsys management, is 13-18 years.

In conjunction with the Telic acquisition, we recorded intangible assets of $2,200 for customer relationships. Telic had several major customer relationships at the time of the acquisition. These were not contract-based but existed due to the ongoing sales and regular contact with the customers. Most of the relationships were in existence for 10 to 20 years, with some as old as 30 years. The fair value of these customer relationships was determined by estimating the free cash flows attributable to the customer relationships by using a form of the income approach called the excess earnings method. The method assumes that the remaining cash flows after adjusting for operating expenses, taxes and capital charges is attributable to the customer relationships.

For the valuation of the customer relationships, we focused primarily on Telic’s 11 major customers as of the valuation date. These customers accounted for the majority of Telic’s revenue in 2003.  Given Telic’s long-term history with its major customers, the life of the entire customer base, as determined by the independent valuation firm and deemed reasonable by Axsys management, is 20-25 years. It was determined that the value of these customer relationships was $2,200.

The components of intangible assets related to both acquisitions are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Life
Customer relationships	$8,000	$(389)	$7,611	19 years
Camera technology	2,600	(216)	2,384	8 years
Backlog	400	(267)	133	1 year
Service contract	200	(9)	193	5 years
Developed software	150	(10)	140	9 years
Amortizable intangibles	$11,350	$(889)	$10,461	16 years

AXSYS TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

Note 4—Goodwill and Intangible Assets (Continued)

Amortization expense of $816 in 2005 and $73 in 2004 was included in selling, general and administrative expenses.  Estimated amortization expense for each of the five succeeding years is as follows:

Amount
Year ended December 31, 2006	$954
Year ended December 31, 2007	814
Year ended December 31, 2008	807
Year ended December 31, 2009	801
Year ended December 31, 2010	769

Note 5—Capital Lease Obligations

	2005	2004
Capital lease obligations	$—	$518
Less current portion	—	(368)
	$—	$150

At December 31, 2005, there were no assets under capital lease obligations. The capital lease was paid in full in 2005 with proceeds from an equity offering. At December 31, 2004, the cost of assets under capital lease obligations was $1,521, with accumulated depreciation of $544.

Note 6—Long-Term Debt

2005 Financing Activities:   On May 2, 2005, we entered into a Credit Facility (“Credit Facility”) with Fleet Bank (“Bank”) in conjunction with the acquisition of DiOP. The Credit Facility included a $20,000 five-year term loan facility (“term loan A”), a $35,000 two-year term loan facility (“term loan B”) and a $15,000 three-year revolving credit facility (“revolving credit facility”).  On September 27, 2005, we prepaid the two term loans in full and terminated the related interest rate swap. We continue to maintain the revolving credit facility. Amounts borrowed under the Credit Facility are secured by a lien on all of our assets and the assets of our subsidiaries, including a pledge of the stock of all of our subsidiaries.

The term loan A was scheduled to mature in May 2010, subject to optional and mandatory prepayment in accordance with its terms, with quarterly principal payments of $1,000, which began in August 2005. The term loan A bore interest at a rate per annum equal to the three-month LIBOR rate plus a margin of 100 to 275 basis points, depending on our consolidated funded debt-to-consolidated EBITDA ratio.

The term loan B was scheduled to mature in May 2007, subject to optional prepayment in accordance with its terms. We were required to use the net proceeds of an equity offering to repay all amounts outstanding under the term B loan. If this offering was not completed, quarterly principal payments of $500 would have begun in February 2006 with a final installment of $32,500 due on May 2, 2007. The term loan B bore interest at a rate per annum equal to the LIBOR rate plus a margin of 100 to 275 basis points, depending on our consolidated funded debt-to-consolidated EBITDA ration.

AXSYS TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per shares data)

Note 6—Long-Term Debt (Continued)

Under the terms of the interest rate swap, we received payments based on the 3-month LIBOR rate and made payments based upon a fixed rate of 4.46%. The notional amount of the interest rate swap at inception was $20,000 and it was to expire in May 2010.  The notional amount was to decrease as principal payments were made on the term loan. This interest rate swap agreement was terminated in 2005 when the corresponding debt was repaid.

In conjunction with our prepayment of the principal and accrued interest on the $20,000 term loan A and the $35,000 term loan B during 2005, we incurred a charge of $421 for the loss on extinguishment of debt related to the write off of loan origination fees and  $59 for the early termination of the related interest rate swap agreement.

The $15,000 revolving credit facility remains available through May 2008, subject to optional prepayment in accordance with its terms. Up to $2,000 of the revolving credit facility may be utilized to issue letters of credit. We may elect to have any borrowing under the revolving credit facility bear interest either at the Bank’s prime rate or the LIBOR rate plus a margin of 100 to 275 basis points, depending on our consolidated funded debt-to-consolidated EBITDA ratio. We have the option of selecting the 1-month, 2-month, 3-month or 6-month LIBOR rate. On December 31, 2005, there were no borrowings outstanding under the revolving credit facility. However, as of December 31, 2005, $1,007 of the revolving credit facility was utilized for outstanding letters of credit.

2004 Financing Activities:   On April 8, 2004, in connection with the acquisition of Telic, we entered into an unsecured Credit Facility (“Former Credit Facility”) with Bank of America (“Bank”). This Former Credit Facility was prepaid on May 2, 2005. The Former Credit Facility was comprised of a $5,000 two-year Revolving Credit Facility (“Former Revolving Credit Facility”) and a $5,000 five-year Term Loan Facility (“Former Term Loan”).  Repayments of amounts under the Former Credit Facility were guaranteed by all of our subsidiaries.

The $5,000 Revolving Credit Facility was available through April 8, 2006, subject to optional prepayment in accordance with its terms. In conjunction with the prepayment of the Former Credit Facility, we terminated this Revolving Credit Facility. Borrowing under the Former Revolving Credit Facility bore interest either at the Bank’s prime rate or the 1-month LIBOR rate plus a margin of 100 to 150 basis points, depending on our consolidated funded debt-to-consolidated EBITDA ratio, as defined. At December 31, 2004, there were no borrowings outstanding under the $5,000 Revolving Credit Facility. However, as of December 31, 2004, $680 of the Former Revolving Credit Facility was utilized for outstanding letters of credit.

Under the terms of the Former Revolving Credit Facility, we were required to pay certain fees, including an unused commitment fee ranging from 20 to 40 basis points per annum on the average daily-unused portion of the Former Revolving Credit Facility. The unused commitment fee, which varied depending on our consolidated funded debt-to-consolidated EBITDA ratio, as defined, was payable quarterly, in arrears.

The Former Term Loan was scheduled to mature on April 8, 2009, subject to optional prepayment in accordance with its terms, with annual principal payments totaling  $1,000. The Former Term Loan bore interest at a rate per annum equal to the 1-month LIBOR rate plus a margin of 100 to 150 basis points,

AXSYS TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per shares data)

Note 6—Long-Term Debt (Continued)

depending on our consolidated funded debt-to-consolidated EBITDA ratio. The interest rate on the Former Term Loan was 3.06% as of December 31, 2004. We paid a $40 commitment fee for the Former Term Loan. As of December 31, 2004, the balance of the Former Term Loan was $4,333.

On April 8, 2004, we entered into an interest rate swap agreement with the Bank to hedge interest rate fluctuations on the Former Term Loan. The interest rate swap had been designated as a cash flow hedge. The interest rate swap was terminated on May 2, 2005. Under the terms of the interest rate swap, we received payments based on the 1-month LIBOR rate and made payments based upon a fixed rate of 3.2%. The notional amount of the interest rate swap at inception was $5,000 and it was set to expire on April 8, 2009.

Note 7—Environmental Contingencies

We are currently involved in two environmental remediation projects and a third site, which is in the final stage of monitoring. We accrue for environmental contingencies on an undiscounted basis when responsibility for clean up is determined and costs, including legal fees, are probable and can be reasonably estimated.  We are the primary responsible party (“PRP”) at sites located in Bedford, Ohio and St. Petersburg, Florida. Pursuant to remediation plans approved by each state’s environmental protection agency, we investigated soils and groundwater and conducted certain remedial work, including soil removal. The clean up of each site is currently in process. We have incurred costs of $91 in 2005 and approximately $1,700 to date related to these sites. We anticipate remediation costs for theses sites to continue through 2009, including estimated expenditures of $123 in 2006.

As of December 31, 2005, we have an accrual of $463 for future costs related to the Ohio and Florida sites. These estimates have been developed in consultation with outside environmental and legal consultants handling these matters and are based upon an analysis of the anticipated remediation plans. We do not anticipate these matters will have a material adverse effect on our consolidated financial position. It is possible, however, that future results of operations could be materially affected by changes in our assumptions.

In addition, in 2001, we were notified by the United States Environmental Protection Agency, or the EPA, that it considers us a PRP for the US Cap and Jacket site in Prospect, Connecticut. Our former subsidiary, which was merged into us in 1979, operated a screw machine shop at this location from 1961 to 1978. The EPA demanded reimbursement for its costs incurred in connection with a time-critical removal action at the site in 2001. In April 2004, the EPA notified us that the total amount of these costs was approximately $650, including indirect costs and interest accrued through that date. We advised the EPA of our position that the contamination must have occurred after our ownership of the site and that, accordingly, we are not responsible for the EPA’s costs or the remediation of the site. The EPA continued its investigation of the site, including serving us with a formal request for information under Section 104(e) of CERCLA in July 2004 (to which we responded). The EPA designated no other PRPs. The EPA informed us that it was prepared to commence a CERCLA cost-recovery action against us if we were unable to amicably resolve the matter. On July 18, 2005, we signed a settlement agreement with the EPA, settling this matter for $175, plus accrued interest from this date through the date of payment. We have no further responsibility to the EPA as it relates to the EPA’s 2001 removal action at this site. During 2005, we recognized a after tax charge of $150 in discontinued operations for the settlement costs and legal expenses associated with the settlement of this matter.

AXSYS TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

Note 8—Litigation

During 2004, we were named as a co-defendant in the case Parker, et al v. Brush Wellman, Inc. et al., a putative class action lawsuit brought by a group of named plaintiffs who are employees, former employees, or family members of employees and former employees, of Lockheed Martin Corporation.  The plaintiffs claim that they have suffered personal injuries or are at an increased risk of developing personal injuries as a result of exposure to beryllium-containing materials used at Lockheed’s facility. The plaintiffs purport to represent a class of persons whom they claim are similarly situated. The defendants include Lockheed and various other companies, including Axsys, who are alleged to have supplied beryllium-containing materials used at the facility. We filed a motion to dismiss based on a lack of personal jurisdiction. We were notified in April 2005 that the United States District Court for the Northern District of Georgia granted our request for dismissal. In April 2005, the plaintiffs filed an amended complaint, which no longer named us as defendants in this lawsuit.

During 2004, we settled an action, which was filed in the Court of Chancery in the State of Delaware on May 30, 1997, against us and three of our directors on behalf of a purported class of persons who purchased our preferred stock. The plaintiff challenged our decision to redeem all of our outstanding shares of the preferred stock. The plaintiff claimed that the defendants (1) breached fiduciary duties in setting the redemption price too low and unfairly seeking to advantage holders of common stock and (2) breached contractual duties as set forth in the Certificate of Designation governing the preferred stock, as well as an implied covenant of good faith and fair dealing. In 2004, we paid $201 to settle this claim and reflected the charge as a reduction to paid-in-capital in 2003. During the first quarter of 2005, the settlement fund was closed and $76 of unpaid claims were returned to us. The cash received is reflected as an increase to paid-in-capital in 2005.

Note 9—Shareholders’ Equity

Public Stock Offering:   On September 27, 2005, Axsys issued and sold 3,450,000 shares of common stock at the public offering price of $18.00 per share. We received all of the net proceeds from the offering after payment of underwriting discounts and commissions as follows:

Gross proceeds	$62,100
Underwriting commissions	(3,726)
Offering expenses	(791)
Net proceeds	57,583
Accrued offering expenses	37
Net cash received through December 31, 2005	$57,620

Stock Repurchase:   During 2004, our Board of Directors authorized the repurchase, from time to time, on the open market or otherwise, of up to 200,000 shares of the Axsys common stock at prevailing market prices or at negotiated prices.  We plan to use the repurchased shares for general corporate purposes, including the satisfaction of commitments under our employee benefit plans and the exercise of stock option grants. As of December 31, 2005, we repurchased 45 shares under this authorization.

Stock Split:   The Board of Directors declared, on June 1, 2004, a 3:2 stock split to be effected as a stock dividend payable on June 30, 2004 to stockholders of record on June 15, 2004. Stockholders received

AXSYS TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

Note 9—Shareholders’ Equity (Continued)

a dividend of one additional share of Axsys 0.01 par value common stock for every two shares owned on the record date. Fractional shares were not issued; rather cash payments were made to shareholders in lieu of fractional shares on June 30, 2004. The cash paid for fractional shares was de minimis. In conjunction with the stock split, we issued an additional 2,395,578 shares resulting in a total of 7,186,734 issued shares of Axsys $0.01 par value stock on June 30, 2004. We reclassified an amount equal to the par value of the number of shares issued to common stock from retained earnings. All share information, including the basic and diluted weighted-average number of shares and net income per share information, for all reporting periods have been restated retroactively to reflect the effects of the stock split.

Paid in Capital:   During 2004, we recognized $242 of compensation expense related to the modification of certain existing stock options pursuant to the terms of a severance arrangement.

Treasury Stock:   We use treasury stock shares for general corporate purposes, including the satisfaction of commitments under the employee benefit plans and the exercise of stock options.  During 2005, we received 10,600 shares of Axsys $0.01 par value common stock as payment in lieu of cash for the exercise of incentive stock options.

Changes in treasury stock were as follows:

Number of shares	Shares	Amount
Balance at December 31, 2002	208,482	$1,293
Exercise of stock options	(900)	(5)
Contribution to the 401(k) plan	(8,552)	(53)
Balance at December 31, 2003	199,030	1,235
Exercise of stock options, net	(64,108)	(322)
Contribution to the 401(k) plan	(4,718)	(30)
Repurchase of stock	12	—
Balance at December 31, 2004	130,216	883
Exercise of stock options, net	(107,878)	(704)
Contribution to the 401(k) plan	(3,464)	(25)
Repurchase of stock	33	(1)
Balance at December 31, 2005	18,907	$155

Common Stock:   Shares of common stock authorized and issued were 10,636,734 at the end of 2005 and 7,186,734 at the end of 2004. Changes in common stock were as follows:

Balance at December 31, 2003 and 2004	7,186,734
Stock offering in 2005	3,450,000
Balance at December 31, 2005	10,636,734

AXSYS TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

Note 10—Supplemental Cash Flow Information

Supplemental cash flow information from continuing operations for the years ended December 31, 2005, 2004 and 2003 is summarized as follows:

	2005	2004	2003
Cash received/(paid) during the year for:
Interest paid	$(1,529)	$(177)	$(108)
Interest received	159	99	118
Income tax payments	(3,666)	(1,558)	(429)
Income tax refunds	—	566	1,522

Note 11—Income Taxes

The income tax provision (benefit) from continuing operations consists of:

	2005	2004	2003
Current income taxes:
U.S. Federal	$2,682	$1,097	$—
State and local	471	376	236
	3,153	1,473	236
Deferred income taxes:
U.S. Federal	1,238	(1,216)	(195)
State and local	95	(265)	195
	1,333	(1,481)	—
Total income tax provision (benefit)	$4,486	$(8)	$236

In 2004 and 2003, the deferred federal and state income tax benefits reflect the utilization of a valuation allowance.

The difference between the provision (benefit) for income taxes and the amount computed by applying the statutory federal income tax rate to Income from Continuing Operations Before Income Taxes is as follows:

	2005	2004	2003
Federal statutory rate	35%	35%	35%
Computed expected income tax provision	$4,186	$3,203	$1,832
Increase (decrease) in income taxes resulting from:
Net change in valuation allowance	—	(3,236)	(1,395)
State and local taxes, net of federal tax benefit	410	355	348
Tax benefit of credits and net operating losses	(47)	—	(434)
Net alternative minimum tax activity	—	—	245
Adjustment to tax accrual	(28)	(345)	(318)
Other	(35)	15	(42)
Actual tax provision (benefit)	$4,486	$(8)	$236

AXSYS TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

Note 11—Income Taxes (Continued)

We reduced previously recorded valuation allowances of  $1,395 in 2003 and $3,236 in 2004 as deferred income tax assets were realized. As of December 31, 2005, we have determined that a valuation allowance is not required as it is more likely than not that the net deferred income tax assets will be realized in the future.

At December 31, 2005, we had reserves totaling $3,870, primarily for various state income tax issues.

Deferred income taxes reflect the net federal and state tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of deferred income taxes are as follows:

	December 31,
	2005	2004
Deferred income tax assets:
Inventories	$2,439	$2,361
Tax credit carry-forward	—	403
Loss contract reserve	573	720
Exit costs of discontinued operations	117	318
Environmental reserves	224	235
Allowance for doubtful accounts	331	254
Pension accruals	311	296
Warranty reserves	188	193
Other, net	186	23
Total deferred income tax assets	4,269	4,803
Deferred income tax liabilities:
Property, plant and equipment	(1,335)	(1,464)
Intangibles	(1,120)	(192)
Total deferred income tax liabilities	(2,455)	(1,656)
Net deferred income taxes	$1,814	$3,147

Deferred income taxes are included in the Consolidated Balance Sheets as follows:

	December 31,
	2005	2004
Current deferred income tax assets	$3,256	$3,553
Noncurrent deferred income tax assets, included in other assets	1,013	1,250
Noncurrent deferred income tax liabilities, included in other long-term liabilities	(2,455)	(1,656)
	$1,814	$3,147

AXSYS TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

Note 12—Pension Arrangements

As of December 31, 2005, we had one pension plan for which benefits and participation have been frozen. The plan, which has an accrued benefit cost of $425 at December 31, 2005, is an unfunded plan with an annual payout of approximately $105 until such time as the sole participant becomes ineligible.

We also sponsor a 401(k) plan under which eligible employees may elect to contribute a percentage of their earnings. We match employee contributions to this plan in amounts ranging from 3% to 5% of the employees’ gross earnings. Our matching contributions, were $1,118 in 2005, $918 in 2004, and $719 in 2003, of which a portion was provided in Axsys stock.

Note 13—Stock Options

In May 2005, our stockholders approved amendments to, and a restatement of, our Long-Term Stock Incentive Plan (the “Plan”) which, among other things, increased the number of shares of common stock authorized for issuance under the Plan by 350,000. As of December 31, 2005, the total number of shares of common stock authorized for issuance under the Plan was 1,550,000 shares, of which 356,422 shares of common stock remain available for grant under the Plan. The Compensation Committee of the Board of Directors (the “Committee”) administers the Plan. The Committee selects participants from among those executives and other employees of Axsys and the subsidiaries who materially contribute to the success of our Company. The Committee determines the amounts, times, forms, terms and conditions of grants. Grants may be in the form of options to purchase shares of common stock, stock appreciation rights, restricted stock and performance units (collectively, “Stock Incentives”). Generally, each grant vests 20 percent per year for five years, is exercisable upon vesting and expires in ten years.

During 2004, we modified the stock option grants of a former officer, which resulted in compensation expense of $242. A summary of all outstanding stock options is presented in the table below:

	Stock	Weighted-average
	Options	Exercise Price
Outstanding at December 31, 2003	691,687	$8.54
Granted	210,278	11.36
Forfeited/cancelled	(14,850)	(10.47)
Exercised	(76,009)	(7.17)
Outstanding at December 31, 2004	811,106	$9.36
Granted	224,288	$19.71
Forfeited/cancelled	(17,950)	(11.83)
Exercised	(118,478)	(12.69)
Outstanding at December 31, 2005	898,966	$11.45
Exercisable at December 31, 2005	390,641	$10.17

AXSYS TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

Note 13—Stock Options (Continued)

The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
					Weighted-
		Weighted-	Weighted-average		average
Range of	Number of	average	Exercise	Number of	Exercise
Exercise Prices	Options	Remaining Life	Price	Options	Price
$2.72 to $5.43	198,900	6.4	$4.65	86,700	$4.62
$5.44 to $8.15	182,635	5.6	6.82	123,298	6.89
$8.16 to $10.87	113,025	7.6	9.93	31,725	9.80
$10.88 to $13.58	80,746	3.6	11.92	54,196	12.32
$13.59 to $16.30	56,250	8.5	14.29	11,850	14.31
$16.31 to $19.02	110,872	7.3	18.01	59,122	17.82
$19.03 to $21.73	125,288	8.3	20.15	12,500	20.13
$21.74 to $24.45	31,250	4.4	22.88	11,250	24.00
$2.72 to $24.45	898,966	6.6	$11.45	390,641	$10.17

Note 14—Commitments and Contingencies

Future minimum payments under non-cancelable operating leases (exclusive of property expenses and net of sublease rental income) as of December 31, 2005, are as follows:

2006	$1,673
2007	1,190
2008	1,207
2009	1,179
2010 and thereafter	217
$5,466

Rent expense under such leases, net of sublease rental income, amounted to $1,754 in 2005, $1,598 in 2004 and $1,400 in 2003.  As of December 31, 2005, we were contingently liable for $1,007 under outstanding letters of credit. We have issued letters of credit for certain business transactions including insurance programs and building lease security deposits.

In the normal course of business, we are liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect our financial position or annual results of operations.

Note 15—Discontinued Operations

During 2005, we recognized a after tax charge of $150 related to legal and consulting expenses in conjunction with an environmental clean-up site of a discontinued operation. (See Note 7 of the Consolidated Financial Statements.)  During 2004, we recognized a after tax charge of $74 related to legal and consulting expenses in conjunction with the same environmental clean-up site.

AXSYS TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

Note 15—Discontinued Operations (Continued)

During 2002, Axsys disposed of the Automation Group, which included facilities in Wilmington, Massachusetts (“Wilmington”) and Pittsburgh, Pennsylvania (“Pittsburgh”). As part of the terms of the sale, we remain obligated under the operating leases for these facilities. The Pittsburgh lease was renegotiated and final settlement was reached and paid in 2005. The Wilmington lease expires in 2006 and we anticipate our remaining commitment to be $284 thousand. In 2004, we recognized an additional loss reserve in conjunction with the 2002 sale of the Automation Group. The after tax charge of $421 represents rental expenses for these two facilities.

The loss from discontinued operations, net of tax, recognized in the consolidated statements of operations includes the following:

	2005	2004	2003
Automation Group—operating leases	$—	$(421)	$—
Environmental charges for previously divested business	(150)	(74)	—
Loss from discontinued operations	$(150)	$(495)	$—

We had cash outflows of $907 in 2005, $140 in 2004 and $1,261 in 2003 related to legal, consulting and lease commitment expenses for our discontinued operations.

Note 16—Segment Data

We are organized into two businesses: the Optical Systems Group and the Distributed Products Group.

The Optical Systems Group designs, manufactures and sells highly precise systems, sub-subsystems and components that are typically used in surveillance, long-range observation, tracking and targeting and high-performance imaging applications. Customers include both government and commercial organizations.

Our thermal camera systems are typically used for border surveillance, perimeter security and public safety, while sub-systems and components are usually designed for integration into our customers’ high-performance optical systems. Products can be grouped into four primary areas: reflective optical products, infrared products, motion control products and precision optical and mechanical structures. However, customer requirements sometimes demand an optical solution that combines products from several of these areas. Our defense products are often designed to be integrated into stabilized optical platforms, which are highly accurate optical positioning mechanisms. Stabilized optical platforms are essential in applications such as military targeting and imaging systems.

The Optical Systems Group has design and manufacturing facilities in San Diego, California, Cullman, Alabama, Rochester Hills, Michigan, North Billerica, Massachusetts and Salem, New Hampshire.

The Distributed Products Group distributes precision ball bearings, spherical plain bearings and bushings, which are acquired from various domestic and international sources, to OEMs and maintenance repair organizations, or MROs. The bearings and bushings are used in a variety of industrial automation and commercial markets. Additionally, the Distributed Products Group designs, manufactures and sells

AXSYS TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

Note 16—Segment Data (Continued)

mechanical-bearing subassemblies for a variety of customers. The Distributed Products Group is comprised of the AST Bearings Division located in Montville, New Jersey, with a satellite distribution center in Irvine, California.

The following tables present financial data for each segment:

	2005	2004	2003
Sales from continuing operations:
Optical Systems Group	$108,666	$78,189	$63,246
Distributed Products Group	24,877	25,341	21,863
Total sales	$133,543	$103,530	$85,109
Income from continuing operations before income taxes:
Optical Systems Group	$17,670	$11,063	$7,063
Distributed Products Group	1,853	2,566	1,900
Non-allocated expenses	(7,564)	(4,478)	(3,729)
Income from continuing operations before income taxes	$11,959	$9,151	$5,234

Capital expenditures of continuing operations:
Optical Systems Group	$3,311	$4,062	$2,908
Distributed Products Group	171	149	103
Corporate	51	28	16
Total capital expenditures	$3,533	$4,239	$3,027

Depreciation and amortization of continuing operations:
Optical Systems Group	$2,798	$2,251	$2,422
Distributed Products Group	163	154	219
Corporate	187	269	279
Total depreciation	3,148	2,674	2,920
Amortization of intangibles	816	73	—
Total depreciation and amortization	$3,964	$2,747	$2,920

	December 31,
	2005	2004
Identifiable assets:
Optical Systems Group	$131,853	$61,552
Distributed Products Group	12,485	12,787
Non-allocated assets	11,870	11,476
Total assets	$156,208	$85,815
Goodwill:
Optical Systems Group	$59,608	$11,573
Distributed Products Group	1,440	1,440
Total goodwill	$61,048	$13,013

AXSYS TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

Note 16—Segment Data (Continued)

Included in non-allocated expenses are general corporate expense, interest expense, and other income and expense. Identifiable assets by segment consist of those assets that are used in the segment’s operations. Non-allocated assets are comprised primarily of short-term investments, cash and cash equivalents, corporate assets and net deferred income tax assets.

The following table presents the non-allocated identifiable assets:

	December 31,
	2005	2004
Non-allocated assets:
Cash and cash equivalents	$7,079	$6,000
Income taxes—deferred	3,256	3,553
Long-term deferred income tax asset	1,013	1,250
Other corporate assets	522	673
Total assets	$11,870	$11,476

The table below presents sales from continuing operations for specific geographic regions. Substantially all of our assets are located within the United States.

	Years Ended December 31,
	2005	2004	2003
United States	$118,218	$91,069	$73,051
Europe	10,026	8,672	8,991
Other foreign	5,299	3,789	3,067
Total sales	$133,543	$103,530	$85,109

Sales to Raytheon represented 12.3% of our consolidated sales in 2005, 18.9% in 2004 and 15.5% in 2003. Sales to Raytheon also represented 15% in 2005, 25% in 2004 and 21% in 2003 of our sales within the Optical Systems Group.   As of December 31, 2005, no individual customer represented more than 10% of our accounts receivable balance. As of December 31, 2004, Raytheon accounted for 28.9% of our outstanding accounts receivable.

Within our Optical Systems Group, we had aggregate sales, both military and non-military, directly to the U.S. government, including its agencies and departments, of $4,564 in 2005, $2,367 in 2004, and $3,397 in 2003. In addition, sales of $75,118 in 2005, $47,574 in 2004, and $36,633 in 2003 were derived from subcontracts with U.S. government contractors. The majority of these contracts are subject to termination at the convenience of the U.S. government, and certain contracts are also subject to renegotiation. Currently, we are not aware of any proposed termination or renegotiation of such contracts that would have a material adverse effect on our business.

The raw materials and components that we purchase are generally available from multiple suppliers. However, beryllium, a material we use extensively within our Optical Systems Group, is only available from Brush Wellman, Inc., the sole U.S. supplier. Historically, we have had an excellent relationship with Brush Wellman and have not encountered problems in obtaining our supply requirements. However, the partial or complete loss of Brush Wellman as a supplier of beryllium, or production shortfalls or interruptions that

AXSYS TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

Note 16—Segment Data (Continued)

otherwise impair the supply of beryllium, would have a material adverse effect on our business, financial condition and results of operations. If such conditions were to occur, it is uncertain whether alternative sources could be developed.  We paid Brush Wellman $6,500 in 2005, $9,660 in 2004 and $5,855 in 2003.

In addition, within our Distributed Products Group, we purchase a substantial amount of ball bearings from two foreign suppliers. While we believe that we could obtain alternate sources of supply, any interruption in the flow of products from these suppliers, or significant increases in the cost of these products, could have an adverse effect on our business, financial condition and results of operations. We paid these two suppliers $5,820 in 2005, $6,406 in 2004 and $5,438 in 2003.

Note 17—Related Party

A senior management employee is a major partner in KFN Realty, Inc., the previous landlord for our manufacturing facility in Salem, New Hampshire, which was acquired on May 2, 2005. The current lease expires in December 2006. The aggregate rent paid, including real estate taxes, to the related party amounted to $120 from the date of acquisition through November 26, 2005. KFN Realty sold the building to an unrelated party in November 2005.

Note 18—Subsequent Event

On February 15, 2006, Axsys signed a definitive agreement to purchase a 78,000 square foot building and 10.5 acres of land in Nashua, New Hampshire for $3,800. We expect to close on this transaction on May 3, 2006.

This facility will become the new consolidated manufacturing facility for our Axsys Technologies IR Systems division, currently operating out of facilities in New Hampshire and Massachusetts. We anticipate the relocation will be completed in 2006.

Note 19—Selected Quarterly Financial Data (Unaudited)

Selected quarterly financial data for the years ended December 31, 2005 and 2004 is summarized as follows (in thousands, except per share data):

	Quarters Ended (Unaudited) :
Statement of Operations Data:	April 2, 2005	July 2, 2005	October 1, 2005(2)	December 31, 2005
Sales	$28,648	$33,384	$35,571	$35,940
Gross profit	8,456	10,334	11,202	11,654
Income from continuing operations	1,607	1,702	1,650	2,514
Net income	1,607	1,552	1,650	2,514
Diluted net income per share from continuing operations(1)	$0.22	$0.23	$0.22	$0.23
Diluted weighted-average common shares outstanding	7,450	7,476	7,632	10,949

AXSYS TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

Note 19—Selected Quarterly Financial Data (Unaudited) (Continued)

	Quarters Ended (Unaudited) :
Statement of Operations Data:	April 3, 2004	July 3, 2004	October 2, 2004	December 31, 2004
Sales	$23,406	$25,729	$26,356	$28,039
Gross profit	6,781	7,821	7,949	8,105
Income from continuing operations	1,613	1,975	1,927	3,644
Net income	1,613	1,975	1,927	3,149
Diluted net income per share from continuing operations	$0.23	$0.27	$0.27	$0.43
Diluted weighted-average common shares outstanding	7,117	7,224	7,241	7,408

(1)          Diluted net income per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly amounts may not necessarily equal the total for the year.

(2)          In conjunction with our prepayment of the principal and accrued interest on our former credit facility, we incurred a charge of $421 for the loss on extinguishment of debt related to the write-off of loan origination fees and $59 for the early termination of the related interest rate swap agreement in the second quarter of 2005.

AXSYS TECHNOLOGIES, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

COL. A	COL.B	COL. C	COL. D	COL. E		COL. F
		Additions
	Balance at	Charged to	Charged to			Balance
	Beginning of	Costs and	Other			at End
Classification	Year	Expenses	Accounts	Deductions		of Year
Year ended December 31, 2005:
Inventory Valuation Reserve	$4,992	$499	265 (b)	$681		$5,075
Allowance for Doubtful Accounts	685	206	14	38	(a)	867
Year ended December 31, 2004:
Inventory Valuation Reserve	$3,917	$1,164	88 (b)	$177		$4,992
Allowance for Doubtful Accounts	653	119	—	87	(a)	685
Year ended December 31, 2003:
Inventory Valuation Reserve	$3,593	$512	$70 (b)	$258		$3,917
Allowance for Doubtful Accounts	509	234	—	90	(a)	653

(a)           Un-collectible accounts written off, net of recoveries.

(b)          Relates to adjustments to cost accounting standards, which increased gross inventory as well as inventory reserve.

EXHIBIT INDEX

Exhibit Number	Description
3.1

Restated Certificate of Incorporation of Axsys (filed as Exhibit 3(4) to Axsys’ Amendment No. 2 to Registration Statement on Form S-1, dated October 17, 1997 (File No. 333-36027) (the “Form S-1”) and incorporated herein by reference).

3.2	By-Laws of Axsys (filed as Exhibit 2 to the Form 8-A dated August 8, 1991 (file No. 000-16182) and incorporated herein by reference).
10.1

Form of Incentive Stock Option Agreement, dated as of September 30, 1991 (filed as Exhibit 10(17) to Axsys’ Annual Report on Form 10-K for the fiscal year ended December 30, 1991(File No. 000-16182)and incorporated herein by reference).*

10.2

Severance Protection Agreement between Axsys and Stephen W. Bershad dated as of February 11, 1999 (filed as Exhibit 10(1) to Axsys’ Form 10-Q, dated May 11, 1999, for the fiscal quarter ended March 31, 1999 (File No. 000-16182) and incorporated herein by reference).*

10.3	Amendment to Axsys Technologies, Inc. Long-Term Stock Incentive Plan (filed as Exhibit A to Axsys’ Proxy Statement dated April 24, 2000 (File No. 000-16182) and incorporated herein by reference).*
10.4

Employment Agreement, dated as of October 12, 2000, between Axsys and Stephen W. Bershad (filed as Exhibit 10(27) to the December 31, 2000 Form 10-K (File No. 000-16182) and incorporated herein by reference). *

10.5	Form of Indemnification Agreement for all Directors and Officers of Axsys (filed as Exhibit 10(17) to the December 31, 2001 Form 10-K (File No. 000-16182) and incorporated herein by reference).*
10.6

Letter Agreement between David A. Almeida and Axsys dated as of November 14, 2001 (filed as Exhibit 10(18) to the December 31, 2001 Form 10-K (File No. 000-16182) and incorporated herein by reference). *

10.7

Severance Protection Agreement between Axsys and David A. Almeida dated as of May 13, 2003 (filed as Exhibit 10.2 to the June 28, 2003 Form 10-Q (File No. 000-16182) and incorporated herein by reference).*

10.8

Letter Agreement between Stephen W. Bershad and Axsys dated August 4, 2005, extending term of initial period of the Employment Agreement. (filed as Exhibit 10.1 to the October 26, 2005 Form 10-Q (File No. 000-16182) and incorporated herein by reference).*

10.9

Severance Protection Agreement between Axsys and Scott B. Conner dated as of December 3, 2004 (filed as Exhibit 10.9 to the December 31, 2004 Form 10-K (File No. 000-16182) and incorporated herein by reference).*

10.10	Summary of Management Incentive Plan. (filed as Exhibit 10.10 to the December 31, 2004 Form 10-K (File No. 000-16182) and incorporated herein by reference).*
10.11	Purchase and Sale Agreement filed as Exhibit 99.1 to Form 8-K on February 16, 2006
21	Subsidiaries of the Registrant

23	Consent of Ernst and Young LLP
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Chief Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350—Chief Executive Officer
32.2	Certification pursuant to 18 U.S.C. Section 1350—Chief Financial Officer

*                    Indicates management contracts or compensatory plans or arrangements.