Form 10-Q
period 2006-04-01
AXSYS TECHNOLOGIES INC
filed 2006-04-27
CIK 206030

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2006

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

The number of shares outstanding of the registrant’s common stock as of April 21, 2006 was 10,625,153.

AXSYS TECHNOLOGIES, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

AXSYS TECHNOLOGIES, INC.

Consolidated Balance Sheets

(Dollars in thousands, except share and per share data)

	April 1, 2006 (Unaudited)	December 31, 2005

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,734	$7,079
Accounts receivable – net	21,555	18,821
Inventories – net	39,146	37,866
Income taxes – deferred	3,313	3,256
Other current assets	1,300	1,182
TOTAL CURRENT ASSETS	68,048	68,204
PROPERTY, PLANT AND EQUIPMENT – net	15,272	15,351
INTANGIBLE ASSETS - net	10,181	10,461
GOODWILL	61,048	61,048
OTHER ASSETS	1,066	1,144
TOTAL ASSETS	$155,615	$156,208

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$10,015	$8,019
Accrued expenses and other current liabilities	13,152	16,835
Deferred income	5,287	7,044
TOTAL CURRENT LIABILITIES	28,454	31,898
OTHER LONG-TERM LIABILITIES	4,981	4,769

SHAREHOLDERS’ EQUITY:

Common stock, $.01 par value: authorized 30,000,000 shares, issued 10,636,734 shares at April 1, 2006 and at December 31, 2005	106	106
Capital in excess of par	98,129	97,875
Accumulated other comprehensive income	—	3
Retained earnings	24,102	21,712
Treasury stock, at cost, 13,723 shares at April 1, 2006 and 18,907 shares at December 31, 2005	(157)	(155)
TOTAL SHAREHOLDERS’ EQUITY	122,180	119,541

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$155,615	$156,208

See accompanying notes to consolidated financial statements.

AXSYS TECHNOLOGIES, INC.

Consolidated Statements of Operations

(Dollars in thousands, except share and per share data - Unaudited)

	For the Three Months Ended
	April 1, 2006	April 2, 2005

Sales	$37,458	$28,648
Cost of sales	25,786	20,192
Gross profit	11,672	8,456

Selling, general and administrative expenses	6,986	5,100
Research, development and engineering expenses	907	744
Operating income	3,779	2,612
Interest expense	(17)	(67)
Interest income	109	42
Other expense, net	(20)	(15)
Income before income taxes	3,851	2,572
Provision for income taxes	1,461	965
Net income	$2,390	$1,607

BASIC EARNINGS PER SHARE:
Total	$0.23	$0.23

Weighted average basic common shares outstanding	10,619,774	7,064,907

DILUTED EARNINGS PER SHARE:
Total	$0.22	$0.22

Weighted average dilutive common shares outstanding	10,878,399	7,450,024

See accompanying notes to consolidated financial statements.

AXSYS TECHNOLOGIES, INC.

Consolidated Statements of Cash Flow

(Dollars in thousands – Unaudited)

	Three Months Ended
	April 1, 2006	April 2, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,390	$1,607
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	858	745
Amortization	280	24
Deferred income taxes	339	420
Stock-based compensation expense	203	—
Stock contribution to 401(k) plan	17	16
Loss on disposal of capital equipment	19	—
Changes in operating assets and liabilities:
Accounts receivable	(2,734)	399
Inventories	(1,280)	(770)
Other current assets and other assets	(55)	(109)
Accounts payable	1,996	(591)
Accrued expenses and other liabilities	(711)	142
Deferred income	(1,757)	246
Long-term liabilities	(115)	(233)
Net cash provided by continuing operations	(550)	1,896
Net cash used in discontinued operations	(138)	(242)
NET CASH PROVIDED BY OPERATING ACTIVITIES	(688)	1,654

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net	(855)	(549)
Purchase of Telic – Earn-out payment	(2,817)	—
NET CASH USED IN INVESTING ACTIVITIES	(3,672)	(549)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of borrowings	(2,500)	(346)
Proceeds from long-term debt, net	2,500	—
Proceeds from the exercise of options	9	431
Tax benefit from exercises of stock options	6	—
Statement of preferred stock	—	75
NET CASH PROVIDED BY FINANCING ACTIVITIES	15	160

NET CHANGE IN CASH AND CASH EQUIVALENTS	(4,345)	1,265
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,079	6,000
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,734	$7,265

Supplemental cash flow information - Cash received (paid for) from:
Interest paid	$—	$(51)
Interest received	114	50
Income tax payments	(1,272)	(180)
Non-cash consideration from sale of machinery	57	—

See accompanying notes to consolidated financial statements.

AXSYS TECHNOLOGIES, INC.

Consolidated Statements of Shareholders’ Equity

For the Three Months Ended April 1, 2006 and April 2, 2005

(Dollars in thousands - Unaudited)

	Common Stock Amount	Capital in Excess of Par	Accumulated Other Comprehensive Gain/ (Loss)	Retained Earnings	Treasury Stock Amount	Total	Comprehensive Income
Balance at December 31, 2005	$106	$97,875	$3	$21,712	$(155)	$119,541

Net income	—	—	—	2,390	—	2,390	$2,390
Foreign exchange contract	—	—	(3)	—	—	(3)	(3)
Total comprehensive income							$2,387
Stock-based compensation expense	—	203	—	—	—	203
Reduction of public stock offering expenses	—	23	—	—	—	23
Exercise of stock options	—	20	—	—	(11)	9
Contribution to 401(k) plan	—	8	—	—	9	17
Balance at April 1, 2006	$106	$98,129	$—	$24,102	$(157)	$122,180

Balance at December 31, 2004	$72	$39,612	$(97)	$14,389	$(883)	$53,093

Net income	—	—	—	1,607	—	1,607	$1,607
Foreign exchange contract	—	—	46	—	—	46	46
Gain on interest rate swap	—	—	77	—	—	77	77
Total comprehensive income							$1,730
Distribution from preferred stock settlement fund	—	75	—	—	—	75
Exercise of stock options	—	258	—	—	173	431
Contribution to 401(k) plan	—	10	—	—	6	16
Balance at April 2, 2005	$72	$39,955	$26	$15,996	$(704)	$55,345

See accompanying notes to consolidated financial statements.

AXSYS TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data - Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements of Axsys Technologies, Inc. (“Axsys” or “we”) have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP. In the opinion of management, all significant adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the three months ended April 1, 2006 and April 2, 2005 have been included. Operating results for the quarter ended April 1, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The financial information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes in Axsys’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The consolidated balance sheet dated December 31, 2005, included in this Form 10-Q, has been derived from the audited consolidated financial statements at that date.

Basic earnings per share have been computed by dividing net income by the weighted average number of common shares outstanding. The dilutive effect of stock options on the weighted average number of common shares was 248,644 shares for the three months ended April 1, 2006 and 385,117 shares for the three months ended April 2, 2005. Diluted earnings per share for the three months ended April 1, 2006 excludes 466,911 potential common shares related to our stock compensation plans because they were anti-dilutive.

Note 2 – Stock-Based Compensation

Our Amended and Restated Long-Term Stock Incentive Plan (“Stock Incentive Plan”), as approved by our stockholders, is administered by the Compensation Committee of the Board of Directors, which selects persons eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions, performance measures and other provisions of the award.

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment” (SFAS 123(R)), utilizing the modified prospective approach. Prior to the adoption of SFAS 123(R), we accounted for stock option grants in accordance with Accounting Principle Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (the intrinsic value method) and, accordingly, recognized no compensation expense for stock option grants if the intrinsic value of a grant was zero or less.

Under the modified prospective approach, SFAS 123(R) applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized in the first quarter of 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Prior periods were not restated to reflect the impact of adopting the new standard.

As a result of adopting SFAS 123(R) on January 1, 2006, our income before taxes, net income and basic and diluted earnings per share for the three months ended April 1, 2006 were $203, $126, $0.01 and $0.01 lower, respectively, than if we had continued to account for stock-based compensation under APB Opinion No. 25 for our stock option grants.

Net cash proceeds from the exercise of stock options were $9 for the three months ended April 1, 2006. The income tax benefit realized from stock option exercises was $6 for the same period.

The following table illustrates the effect on operating results and per share information if the Company had accounted for stock-based compensation in accordance with SFAS 123(R) for the three months ended April 2, 2005:

Reported net income	$1,607
Add: Stock-based compensation expense included in reported net income, net of related tax effect	—
Deduct: Total stock-based employee compensation expense, net of related tax effect	(126)
Pro forma net income	$1,481

Pro forma basic income per share	$0.21
Weighted-average basic common shares outstanding	7,064,907

Pro forma diluted income per share	$0.20
Weighted-average diluted common shares outstanding	7,450,024

We used the Black-Scholes option-pricing model to estimate the fair value of stock-based awards with the following weighted-average assumptions for the indicated periods:

	April 1, 2006	April 2, 2005
Dividend yield	0.0%	0.0%
Expected volatility	42.8%	42.2%
Risk-free interest rate	4.6%	4.4%
Expected life of options (in years)	6.5	6.0
Weighted-average grant-date fair value	$8.10	$9.50

The assumptions above are based on multiple factors, including historical patterns by employees in relatively homogeneous groups with respect to exercise and post-vesting employment termination behaviors, expected future exercising patterns for these same homogeneous groups and the volatility of our stock price.

The following table presents stock option activity for the three months ended April 1, 2006:

	Stock Options	Weighted- average Exercise Price	Weighted average Remaining Life
Outstanding at December 31, 2005	898,966	$11.45	6.6 years

Granted	77,500	16.17
Forfeited/cancelled	(2,100)	(12.57)
Exercised	(16,575)	(12.65)
Outstanding at April 1, 2006	957,791	$11.77	6.9 years

Exercisable at April 1, 2006	480,341	$10.29	6.3 years

A grant of options to acquire 77,500 shares of common stock was made at the end of March 2006 and will begin to be expensed in April 2006. Stock options are generally granted with a five-year vesting schedule and a ten-year life. In accordance with our Company policy, we will use the Black-Scholes option-pricing model to estimate the fair value of this grant and will begin to recognize compensation expense for these newly-issued options in April 2006.

At April 1, 2006, there was $2,923 of unrecognized compensation cost related to share-based payments, which is expected to be recognized over a weighted-average period of 2.5 years.

Shares available for future share-based grants to employees and directors under existing plans were 216,622 at April 1, 2006. At April 1, 2006, the aggregate intrinsic value of shares outstanding was $6,160, and the aggregate intrinsic value of options exercisable was $3,046. Total intrinsic value of options exercised was $57 for the three months ended April 1, 2006. The total intrinsic value of options vested during the three months ended April 1, 2006 was $592.

The following table summarizes our non-vested stock option activity for the three months ended April 1, 2006:

	Number of Shares	Weighted-average Grant-Date Fair Value
Non-vested stock options at January 1, 2006	508,325	$6.71

Granted	77,500	8.10
Forfeited	(2,100)	(6.16)
Vested	(106,275)	(5.57)
Non-vested stock options at April 1, 2006	477,450	$5.18

Restricted Stock

Our Stock Incentive Plan allows for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The unearned stock-based compensation related to these awards is amortized to compensation expense over the period the restrictions lapse (generally five years). The share- based expense for these awards is determined based on the market price of our stock at the date of grant applied to the total numbers of shares that are anticipated to fully vest and then amortized over the vesting period. In March 2006, we issued 64,400 shares of restricted stock, our first grant of this type of share-based award. As of April 1, 2006, we have unamortized compensation expense of $1,041 associated with these awards, which will be amortized over 5 years.

Note 3 – Acquisition Earn-Out Adjustment

On April 8, 2004, we acquired all of the capital stock of Telic Optics, Inc. (“Telic”), a manufacturer of infrared optics and optical assemblies. The initial purchase price of this acquisition, after a working capital adjustment of $15, was $14,423 with an additional earn-out payment of up to $4,000 over 36 months following the closing date based on the achievement of certain revenue goals. During 2005, $2,817 of the earn-out payment was earned, which increased the purchase price to $17,240. An accrual was established in the fourth quarter of 2005 to account for the additional earn- out payment.

This additional purchase price was paid in February 2006. If remaining revenue goals are achieved, over the next 15 months, the additional earn-out payments could increase the total purchase price to $18,423.

Note 4 – Inventories – net

Inventories, determined by lower of cost (first-in, first-out or average) or market, consist of:

	April 1, 2006	December 31, 2005
Raw materials	$14,887	$12,638
Work-in-process	18,407	19,138
Finished goods	10,577	11,165
Gross inventories	45,953	42,941
Less reserve	(4,725)	(5,075)
Net inventories	$39,146	$37,866

Note 5 – Segment Data

We are organized into two business segments: the Optical Systems Group and the Distributed Products Group.

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

The Distributed Products Group distributes precision ball bearings, spherical plain bearings and bushings, which are acquired from various domestic and international sources, to original equipment manufactures and maintenance repair organizations. The bearings and bushings are used in a variety of industrial automation and commercial markets. Additionally, the Distributed Products Group designs, manufactures and sells mechanical-bearing subassemblies for a variety of customers. The Distributed Products Group is comprised of the AST Bearings Division located in Montville, New Jersey, with a satellite distribution center in Irvine, California.

The following tables present financial data for each of Axsys’ segments:

	Three Months Ended:
	April 1, 2006	April 2, 2005
Sales:
Optical Systems Group	$30,858	$22,269
Distributed Products Group	6,600	6,379
Total sales	$37,458	$28,648

Income before income taxes:
Optical Systems Group	$5,009	$3,253
Distributed Products Group	440	459
Non-allocated expenses	(1,598)	(1,140)
Total income before income taxes	$3,851	$2,572

	April 1, 2006	December 31, 2005
Identifiable assets:
Optical Systems Group	$135,591	$131,853
Distributed Products Group	12,538	12,485
Non-allocated assets	7,486	11,870
Total assets	$155,615	$156,208

	April 1, 2006	December 31, 2005
Goodwill:
Optical Systems Group	$59,608	$59,608
Distributed Products Group	1,440	1,440
Total goodwill	$61,048	$61,048

Included in non-allocated expenses are general corporate expense, stock-based compensation expense, interest expense and other income and expense. Identifiable assets by segment consist of those assets that are used in the segment’s operations. Non-allocated assets are comprised primarily of short-term investments, cash and cash equivalents, corporate assets and net deferred income tax assets.

The following table presents the non-allocated identifiable assets:

	April 1, 2006	December 31, 2005
Non-allocated assets:
Cash and cash equivalents	$2,734	$7,079
Income taxes-deferred	3,313	3,256
Long-term deferred income tax asset	944	1,013
Other corporate assets	495	522
Total assets	$7,486	$11,870

Note 6 – Income Taxes

The consolidated effective tax rate was 37.9% for the three months ended April 1, 2006 compared to 37.5% in the comparable period of 2005.

Note 7 – Warranty Accruals

We provide warranties for certain of our products. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information on the nature, frequency, and average cost of warranty claims.

The following table summarizes product warranty activity for the first quarter of 2006:

Balance at December 31, 2005	$1,142

Provision	114
Payments	(181)
Balance at April 1, 2006	$1,075

Note 8 – Long-Term Debt

Revolving Credit Facility:   During the first quarter of 2006, we borrowed and subsequently repaid $2,500 under our revolving credit facility with Fleet Bank. We paid a weighted-average interest rate of 7.53% on the borrowings. The $15,000 revolving credit facility remains available through May 2008, subject to optional prepayment in accordance with its terms. Up to $2,000 of the revolving credit facility may be utilized to issue letters of credit. We may elect to have any borrowing under the revolving credit facility bear interest either at the bank’s prime rate or the LIBOR rate plus a margin of 100 to 275 basis points, depending on our consolidated funded debt-to-consolidated EBITDA ratio. We have the option of selecting the 1-month, 2-month, 3-month or 6-month LIBOR rate. As of April 1, 2006, there were no borrowings outstanding under the revolving credit facility. However, as of April 1, 2006, $1,007 of the revolving credit facility was utilized for outstanding letters of credit.

Note 9 – Shareholders’ Equity

Stock Repurchase

In May 2004, Axsys’ Board of Directors authorized the repurchase, from time to time, on the open market or otherwise, of up to 200,000 shares of Axsys common stock at prevailing market prices or at negotiated prices. We plan to use the repurchased shares for general corporate purposes, including the satisfaction of commitments under our employee benefit plans and the exercise of stock option grants. As of April 1, 2006, Axsys has repurchased 67 shares in total under this repurchase program. During the three months ended April 1, 2006, 22 shares were repurchased under this program.

Treasury Stock

We use treasury stock shares for general corporate purposes, including the satisfaction of commitments under employee benefit plans and stock options.

Changes in treasury stock were as follows:

Number of shares	Shares	Amount
Balance at December 31, 2005	18,907	$155
Exercise of stock options, net	(4,131)	11
Contribution to the 401(k) plan	(1,075)	(9)
Repurchase of stock	22	—
Balance at April 1, 2006	13,723	$157

Balance at December 31, 2004	130,216	$883
Exercise of stock options, net	(32,054)	(173)
Contribution to the 401(k) plan	(940)	(6)
Balance at April 2, 2005	97,222	$704

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

The following discussion should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in Item 1 of this quarterly report.

Facilities

On February 15, 2006, Axsys signed a definitive agreement to purchase a 78,000 square foot building and 10.5 acres of land in Nashua, New Hampshire for $3.8 million. We expect to close on this transaction by May 3, 2006. This facility will become the new consolidated manufacturing facility for our Axsys Technologies IR Systems division, currently operating at facilities in New Hampshire and Massachusetts. We anticipate the relocation will be completed in 2006.

Stock-based compensation expense

Beginning in the first quarter of 2006, we were required to record the expense of share-based payment transactions pursuant to Statement of Financial Accounting Standards No. 123 (revised ) (“SFAS 123R”). Under the modified prospective method, we were not required to restate the prior year financial statements or include in the current year any expenses related to stock option grants vested as of December 31, 2005. In the quarter ended April 1, 2006, operating income was reduced by $203 thousand of stock-based payment compensation expense, affecting cost of goods sold by $20 thousand, selling, general, and administrative (“SG&A”) expenses by $167 thousand, and research, development, and engineering expenses by $16 thousand. Stock-based compensation expense reduced our quarterly diluted earnings per share by $0.01.

Financial Results

Sales for the first quarter of 2006 increased compared to the same period in the prior year by 30.8%. While sales increased for both Axsys’ segments, the Optical Systems Group had over 38% sales growth in the first quarter of 2006, compared to the same period last year. The growth within the Optical Systems Group was largely a result of the acquisition of Diversified Optical Products, Inc. (“DiOP”), which was acquired during the second quarter of 2005. Our Distributed Products Group had modest sales growth of 3.5%.

Improvements in gross margin for the three months ended April 1, 2006 compared to the same period in 2005 were primarily the result of increased volume and product mix.

SG&A spending for the three months ended April 1, 2006 was higher than the comparable period in the previous year primarily due to the addition of DiOP and increased amortization of intangible assets and stock-based compensation expense. Research, development and engineering expenses for the three months ended April 1, 2006 were higher than in the comparable period last year. We have increased our research and development efforts primarily as a result of our infrared product line. This type of product requires ongoing research and development efforts to ensure product competitiveness in the imaging market place.

The income tax provision for the first quarter of 2006 reflects a combined federal and state effective tax rate of 37.9%, which represents 34.0% for federal taxes and 3.9% for state taxes.

Results of Operations: (in thousands and as a percentage of sales)

The following tables set forth certain financial data for the three months ended April 1, 2006 and April 2, 2005.

	Three Months Ended:
	April 1, 2006		April 2, 2005
Sales	$37,458	100.0%	$28,648	100.0%
Cost of sales	25,786	68.8	20,192	70.5
Gross margin	11,672	31.2	8,456	29.5
Selling, general and administrative expenses	6,986	18.7	5,100	17.8
Research, development and engineering expenses	907	2.4	744	2.6
Operating income	3,779	10.1	2,612	9.1
Interest expense	(17)	—	(67)	—
Interest income	109	—	42	—
Other expense, net	(20)	—	(15)	—
Income before income taxes	3,851	10.3	2,572	9.0
Provision for income taxes	1,461	3.9	965	3.4
Net income	$2,390	6.3%	$1,607	5.6%

Optical Systems Group (in thousands and as a percentage of sales)

	Three Months Ended
	April 1, 2006		April 2, 2005

Sales	$30,858	100.0%	$22,269	100.0%
Cost of sales	21,128	68.5	15,683	70.4
Gross margin	$9,730	31.5%	$6,586	29.6%

Sales in the Optical Systems Group increased 38.9% for the three months ended April 1, 2006 compared to the same period in the prior year. The increase in sales was primarily due to our infrared product lines as a result of the acquisition of DiOP during the second quarter of 2005. We also continue to benefit from strong military spending on surveillance and targeting programs, particularly those utilizing our infrared capabilities.

Gross margin of 31.5% for the three months ended April 1, 2006 was 1.9% higher than gross margins for the comparable period in the prior year. The increase in gross margin was mainly due to the higher than average profitability of our infrared product lines, which were acquired in 2005.

Distributed Products Group (in thousands and as a percentage of sales)

	Three Months Ended
	April 1, 2006		April 2, 2005

Sales	$6,600	100.0%	$6,379	100.0%
Cost of sales	4,658	70.6	4,509	70.8
Gross margin	$1,942	29.4%	$1,870	29.2%

Sales in the Distributed Products Group increased 3.5% for the three months ended April 1, 2006 as compared to the same period in the prior year as a result of increased activity in new customers. Gross margin, as a percentage of sales, remained comparable to the same period in the prior year despite the marginal increase in volume.

Operating Expenses (in thousands and as a percentage of sales)

	Three Months Ended
	April 1, 2006		April 2, 2005

Selling, general and administrative	$6,986	18.7%	$5,100	17.8%
Research, development and engineering	907	2.4	744	2.6

SG&A Expenses.  Spending increased, year over year, primarily due to the acquisition of DiOP. In addition, spending increased due to the implementation of SFAS123R stock-based compensation expensing in the first quarter of 2006 and increased amortization of intangible assets.

Research, Development and Engineering Expenses.  Research, development and engineering expenses increased for the three months ended April 1, 2006 compared to the same period in the prior year. We have increased our research and development efforts primarily as a result of our infrared product line. This type of product requires ongoing research and development efforts to ensure product competitiveness in the imaging market place.

Other Income and Expenses

Interest expense.  Interest expense was $17 thousand in the first quarter of 2006, compared to interest expense of $67 thousand in the comparable period of 2005. The higher interest expense for the three months ended April 2, 2005 was due to interest on a $5.0 million term loan, which was prepaid on May 2, 2005, compared to no outstanding borrowings as of April 1, 2006.

Interest income.  Interest income was $109 thousand in the first quarter of 2006, compared to interest income of $42 thousand in the comparable period of 2005. The increase was primarily due to an interest payment of $60 thousand received in the first quarter of 2006 on a fully reserved note receivable obtained from the sale of a former division. Interest income was primarily composed of income from cash and cash equivalents.

Other expense, net.  Net other expense was $20 thousand in the first quarter of 2006, compared to net other expense of $15 thousand in the comparable period of 2005. Other income and expenses are primarily the result of foreign exchange gains and losses and losses on the disposal of capital equipment.

Income Taxes.  The consolidated effective tax rate was 37.9% for the three months ended April 1, 2006 compared to 37.5% in the comparable period of 2005. During the first quarter of 2006, we recorded a tax expense of 34% for federal taxes and 3.9% for state taxes compared to 34.0% for federal taxes and 3.5% for state taxes during the comparable period in 2005. Our effective tax rate for 2006 included a 1.1% increase due to the effects of the non-deductable incentive stock options.

Liquidity and Capital Resources

As of April 1, 2006, cash and cash equivalents totaled $2.7 million. We have maintained a high level of liquidity as evidenced by our current ratio (current assets divided by current liabilities), which was 2.4 as of April 1, 2006 and April 2, 2005. This supports our goal to maintain a high level of liquidity to seek growth opportunities.

During the first quarter of 2006, we borrowed and subsequently repaid $2.5 million from our revolving credit facility. We paid a weighted-average interest rate of 7.53% on the borrowings. Our $15.0 million revolving credit facility remains available through May 2008, subject to optional prepayment in accordance with its terms.  We may elect to have any borrowing under the revolving credit facility bear interest either at the bank’s prime rate or the LIBOR rate plus a margin of 100 to 275 basis points, depending on our consolidated funded debt-to-consolidated EBITDA ratio.  We have the option of selecting the 1-month, 2-month, 3-month or 6-month LIBOR rate. Up to $2.0 million of the revolving credit facility may be utilized to issue letters of credit.  As of April 1, 2006, there were no borrowings outstanding under the revolving credit facility.  However, as of April 1, 2006, $1.0 million of the revolving credit facility was utilized for outstanding letters of credit.

Net cash used by operating activities for the three months ended April 1, 2006 was $688 thousand compared to net cash provided by operating activities of $1.7 million for the three months ended April 2, 2005.

Our net income for the first three months of 2006 was $2.4 million, which included $1.1 million of depreciation and amortization, a $339 thousand decrease in our deferred tax assets $203 thousand of stock-based compensation expense and $36 thousand of other non-cash items. In addition, we spent $138 thousand on discontinued operations primarily for leases and environmental clean-up activities.

During the first quarter of 2006, we utilized 4.0 million of cash to fund changes in our operating assets and liabilities. We also utilized $2.7 million of cash to fund an increase in accounts receivable primarily as a result of increased sales volume, an increase in days sales outstanding, the timing of shipments within the quarter and an increase in the excess of cost over billings on percentage of completion accounting. We used $1.3 million of cash to fund an increase in our inventories, which resulted from long lead-time orders and increased sales from our Optical Systems Group. In the first quarter of 2006, deferred income decreased $1.8 million as we recognized deferred income on a large aerospace and defense program booked in the first quarter of 2005. Additional cash outflows of $200 thousand were primarily for the utilization of loss contract reserves, and legal and consulting costs associated with environmental activities. Accounts payable increased $2.0 million primarily due the timing of vendor payments during the quarter.

Net cash provided by operating activities for the three months ended April 2, 2005 was $1.7 million.

Our net income for the first three months of 2005 was $1.6 million, which included $769 thousand of depreciation and amortization. Net income and non-cash expenses were partially offset by cash outflows of $916 thousand to fund changes in our operating assets and liabilities. During the first three months of 2005, inventory increased $770 thousand as a result of long-lead time production orders and increased sales volume. Decreases in accounts payable of $591 thousand and accounts receivable of $399 thousand during the quarter were both related to a large aerospace and defense program. In addition, we spent $242 thousand on discontinued operations primarily for leases and environmental clean-up activities.

Net cash used in investing activities was $3.7 million for the three months ended April 1, 2006. We utilized $2.8 million of cash for the Telic earn-out payment. In addition, capital expenditures were $855 thousand for the quarter ended April 1, 2006 compared to $549 thousand for the quarter ended April 2, 2005.

Net cash provided by financing activities was $15 thousand for the three months ended April 1, 2006 compared to $160 thousand for the three months ended April 2, 2005. During the first three months of 2006, we borrowed and subsequently repaid $2.5 million from our revolving credit facility, compared to $346 thousand of debt repayments in the first three months of 2005. We also received $9 thousand in proceeds from the exercise of stock options and recorded a tax benefit of $6 thousand related to the exercise of non-qualified stock options. In the first quarter of 2005, we received $431 thousand of proceeds from the exercise of stock options and $75 thousand of proceeds related to the final distribution of the settlement fund established in connection with the dispute related to the redemption of our preferred stock.

With our existing cash balance, anticipated cash flows from operations and our $15.0 million revolving credit facility, management believes that Axsys has sufficient liquidity to finance its operations, capital expenditures and working capital requirements for the foreseeable future.

Backlog

A substantial portion of Axsys’ business is of a build-to-order nature requiring various engineering, manufacturing, testing and other processes to be performed prior to shipment. As a result, Axsys generally has a significant backlog of orders to be shipped. Axsys ended the first three months of 2006 with a backlog of $112.1 million, compared to a backlog of $93.1 million at April 2, 2005, an increase of $19.0 million or 20.4%. We believe that a substantial portion of our backlog of orders at April 1, 2006 will be shipped over the next twelve months. However, approximately 14.4% of our current backlog will be shipped in the first quarter of 2007 and beyond.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act. One can identify these forward-looking statements by the use of the words such as “expect,” “anticipate,” “plan,” “may,” “will,” “estimate” or other similar expressions. One should understand that many factors could cause actual results to differ from those expressed or implied in the forward-looking statements. These factors include those discussed below as well as inaccurate assumptions. We caution the reader that this list of factors may not be exhaustive. Because these forward-looking statements involve risks and uncertainties, you should be aware that there are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by these forward-looking statements including, but not limited to:

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

•                  our ability to comply with restrictive covenants under our new credit facility; and

•                  our ability to maintain security clearances for classified government systems;

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costing”(“SFAS 151”), which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS 151 requires that those amounts, if abnormal, be recognized as expenses in the period incurred. In addition, SFAS 151 requires the allocation of fixed production overheads to the cost of conversion based upon the normal capacity of the production facilities. We adopted SFAS 151 during the first quarter of 2006. The adoption did not have a material impact on our earnings and financial position.

In December 2004, the FASB issued SFAS 123(R), which requires us to expense share-based payments, including employee stock options, based on their fair value. We adopted SFAS 123(R) on January 1, 2006. We discuss our adoption of SFAS 123(R) and the adoption’s effects above and in Note 2 to our consolidated financial statements in this quarterly report.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Axsys’ market risk sensitive instruments do not subject it to material risk exposures. During the first quarter of 2006, we borrowed and subsequently repaid $2,500 under our revolving credit facility with Fleet Bank. We paid a weighted-average interest rate of 7.53% on the borrowings, resulting in $9 thousand in interest expense. Our $15.0 million revolving credit facility remains available through May 2008, subject to optional prepayment in accordance with its terms. Up to $2,000 of the revolving credit facility may be utilized to issue letters of credit.  We may elect to have any borrowing under the revolving credit facility bear interest either at the bank’s prime rate or the LIBOR rate plus a margin of 100 to 275 basis points, depending on our consolidated funded debt-to-consolidated EBITDA ratio.  We have the option of selecting the 1-month, 2-month, 3-month or 6-month LIBOR rate. On April 1, 2006, there were no borrowings outstanding under the revolving credit facility.  However, as of April 1, 2006, $1.0 million of the revolving credit facility was utilized for outstanding letters of credit.

Item 4. CONTROL AND PROCEDURES

As of April 1, 2006, management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of Axsys’ disclosure controls and procedures. The principal executive officer and principal financial officer have concluded, based on their review, that Axsys’ disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e), were, as of the end of the period covered by this quarterly report, effective to ensure that information required to be disclosed by the Axsys in reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

During the first quarter of 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 – February 4, 2006	22	$16.16	22	199,933
February 5 – March 4, 2006	—	—	—	—
March 5 – April 1, 2006	—	—	—	—
Total	22	$16.16	22	199,933

(1) On May 11, 2004, Axsys’ Board of Directors authorized the repurchase, from time to time, on the open market or otherwise, of up to 200,000 shares of Axsys’ common stock at prevailing market prices or at negotiated prices. We plan to use the repurchased shares for general corporate purposes, including the satisfaction of commitments under our employee benefit plans and the exercise of stock option grants.

Item 6. EXHIBITS

10.11	Purchase and Sale Agreement dated February 16, 2006 (filed as Exhibit 99.1 to Form 8-K (file No. 000-16182) and incorporated herein by reference).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350 – Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. Section 1350 – Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date: April 26, 2006	AXSYS TECHNOLOGIES, INC.

	By:	/s/Stephen W. Bershad
Stephen W. Bershad
Chairman of the Board of Directors
and Chief Executive Officer

/s/ David A. Almeida
David A. Almeida
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

EXHIBITS INDEX

Exhibit Number	Description

10.11	Purchase and Sale Agreement dated February 16, 2006 (filed as Exhibit 99.1 to Form 8-K (file No. 000-16182) and incorporated herein by reference).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350 – Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. Section 1350 – Chief Financial Officer