Form 10-Q
period 2006-07-01
AXSYS TECHNOLOGIES INC
filed 2006-07-26
CIK 206030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]                         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2006

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

The number of shares outstanding of the registrant’s common stock as of July 21, 2006 was 10,627,393.

AXSYS TECHNOLOGIES, INC.

PART I — FINANCIAL INFORMATION
ITEM 1. — FINANCIAL STATEMENTS

AXSYS TECHNOLOGIES, INC.
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	July 1, 2006 (Unaudited)	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,874	$7,079
Accounts receivable — net	20,612	18,821
Inventories — net	41,225	37,866
Income taxes — deferred	3,374	3,256
Other current assets	1,497	1,182
TOTAL CURRENT ASSETS	68,582	68,204
PROPERTY, PLANT AND EQUIPMENT — net	19,573	15,351
INTANGIBLE ASSETS — net	9,917	10,461
GOODWILL	61,048	61,048
OTHER ASSETS	1,073	1,144
TOTAL ASSETS	$160,193	$156,208

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$10,536	$8,019
Accrued expenses and other current liabilities	13,689	16,835
Deferred income	5,652	7,044
TOTAL CURRENT LIABILITIES	29,877	31,898
OTHER LONG-TERM LIABILITIES	5,236	4,769

SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value: authorized 30,000,000 shares, issued 10,636,734 shares at July 1, 2006 and at December 31, 2005	106	106
Capital in excess of par	98,381	97,875
Accumulated other comprehensive income	—	3
Retained earnings	26,715	21,712
Treasury stock, at cost, 10,691 shares at July 1, 2006 and 18,907 shares at December 31, 2005	(122)	(155)
TOTAL SHAREHOLDERS’ EQUITY	125,080	119,541

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$160,193	$156,208

See accompanying notes to consolidated financial statements.

AXSYS TECHNOLOGIES, INC.
Consolidated Statements of Operations
(Dollars in thousands, except per share data - Unaudited)

	For the Three Months Ended		For the Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005

Sales	$38,505	$33,384	$75,963	$62,032
Cost of sales	26,202	23,050	51,988	43,242
Gross profit	12,303	10,334	23,975	18,790

Selling, general and administrative expenses	6,956	5,946	13,942	11,046
Research, development and engineering expenses	1,212	1,044	2,119	1,788
Operating income	4,135	3,344	7,914	5,956
Interest expense	(45)	(706)	(62)	(773)
Interest income	42	34	151	76
Other income, net	45	51	25	36
Income from continuing operations before income taxes	4,177	2,723	8,028	5,295
Provision for income taxes	1,584	1,021	3,045	1,986
Income from continuing operations	2,593	1,702	4,983	3,309
Gain (loss) from discontinued operations, net of tax	20	(150)	20	(150)
Net income	$2,613	$1,552	$5,003	$3,159

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.25	$0.24	$0.47	$0.47
Discontinued operations	0.00	(0.02)	0.00	(0.02)
Total	$0.25	$0.22	$0.47	$0.45
Weighted average basic common shares outstanding	10,625,504	7,094,794	10,622,639	7,079,769

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.24	$0.23	$0.46	$0.44
Discontinued operations	0.00	(0.02)	0.00	(0.02)
Total	$0.24	$0.21	$0.46	$0.42
Weighted average dilutive common shares outstanding	10,924,326	7,476,407	10,901,362	7,459,102

See accompanying notes to consolidated financial statements.

AXSYS TECHNOLOGIES, INC.

Consolidated Statements of Cash Flow

(Dollars in thousands - Unaudited)

	Six Months Ended
	July 1, 2006	July 2, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,003	$3,159
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,710	1,549
Amortization	544	227
Deferred income taxes	502	632
Stock-based compensation expense	460	—
Stock contribution to 401(k) plan	35	33
(Gain) loss on disposal of capital equipment	(29)	2
Changes in operating assets and liabilities:
Accounts receivable	(1,791)	102
Inventories	(3,305)	(2,333)
Other current assets and other assets	(252)	(868)
Accounts payable	2,517	(265)
Accrued expenses and other liabilities	(91)	693
Deferred income	(1,392)	1,456
Long-term liabilities	(91)	(470)
Net cash provided by continuing operations	3,820	3,917
Net cash used in discontinued operations	(222)	(428)
NET CASH PROVIDED BY OPERATING ACTIVITIES	3 ,598	3,489

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net	(6,104)	(1,296)
Acquisitions, net of cash acquired	—	(56,369)
Purchase of Telic — Earn-out payment	(2,817)	—
Proceeds from sale of capital equipment	90	—
NET CASH USED IN INVESTING ACTIVITIES	(8,831)	(57,665)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of borrowings	(7,000)	(4,851)
Proceeds from borrowings, net	7,000	55,000
Proceeds from the exercise of options	21	483
Tax benefit from exercises of stock options	7	—
Settlement of preferred stock	—	75
NET CASH PROVIDED BY FINANCING ACTIVITIES	28	50,707

NET CHANGE IN CASH AND CASH EQUIVALENTS	(5,205)	(3,469)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,079	6,000
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,874	$2,531

Supplemental cash flow information - Cash (paid for) received from:
Interest paid	$(45)	$(91)
Interest received	153	86
Income tax payments	(2,795)	(2,018)
Non-cash consideration from sale of capital equipment	57	—

See accompanying notes to consolidated financial statements.

AXSYS TECHNOLOGIES, INC.

Consolidated Statements of Shareholders’ Equity

For the Six Months Ended July 1, 2006 and July 2, 2005

(Dollars in thousands - Unaudited)

	Common Stock Amount	Capital in Excess of Par	Accumulated Other Comprehensive Gain/(Loss)	Retained Earnings	Treasury Stock Amount	Total	Comprehensive Income

Balance at December 31, 2005	$106	$97,875	$3	$21,712	$(155)	$119,541

Net income	—	—	—	5,003	—	5,003	$5,003
Foreign exchange contract	—	—	(3)	—	—	(3)	(3)
Total comprehensive income							$5,000
Stock-based compensation expense	—	460	—	—	—	460
Reduction of public stock offering expenses	—	23	—	—	—	23
Exercise of stock options	—	9	—	—	12	21
Contribution to 401(k) plan	—	14	—	—	21	35
Balance at July 1, 2006	$106	$98,381	$—	$26,715	$(122)	$125,080

Balance at December 31, 2004	$72	$39,612	$(97)	$14,389	$(883)	$53,093

Net income	—	—	—	3,159	—	3,159	$3,159
Foreign exchange contract	—	—	121	—	—	121	121
Loss on interest rate swap	—	—	(248)	—	—	(248)	(248)
Total comprehensive income							$3,032
Distribution from preferred stock settlement fund	—	75	—	—	—	75
Exercise of stock options	—	246	—	—	237	483
Contribution to 401(k) plan	—	21	—	—	12	33
Balance at July 2, 2005	$72	$39,954	$(224)	$17,548	$(634)	$56,716

See accompanying notes to consolidated financial statements.

AXSYS TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data - Unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited consolidated financial statements of Axsys Technologies, Inc. (“Axsys” or “we”) have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP. In the opinion of management, all significant adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the three and six months ended July 1, 2006 and July 2, 2005 have been included. Operating results for the six months ended July 1, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.  The financial information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes in Axsys Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The consolidated balance sheet dated December 31, 2005, included in this Form 10-Q, has been derived from the audited consolidated financial statements at that date.

Basic earnings per share have been computed by dividing net income by the weighted average number of common shares outstanding.  The dilutive effect of stock options on the weighted average number of common shares was 298,822 shares for the three months ended July 1, 2006 and 296,168 shares for the six months ended July 1, 2006 compared to 381,613 shares for the six months ended July 2, 2005 and 379,333 shares for the six months ended July 2, 2005.  Diluted earnings per share exclude 392,860 potential common shares for the three and six months ended July 1, 2006 related to our stock compensation plans because they were anti-dilutive.

Note 2 — Stock-Based Compensation

Our Amended and Restated Long-Term Stock Incentive Plan (“Stock Incentive Plan”), as approved by our stockholders, is administered by the Compensation Committee of the Board of Directors, which selects persons eligible to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures and other provisions of each award.

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment” (“SFAS 123(R)”), utilizing the modified prospective approach. Prior to the adoption of SFAS 123(R), we accounted for stock option grants in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (the intrinsic value method), and, accordingly, recognized no compensation expense for stock option grants if the intrinsic value of a grant was zero or less.

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

As a result of adopting SFAS 123(R) on January 1, 2006, our income before taxes, net income and basic and diluted earnings per share for the three months ended July 1, 2006 were $257, $160, $0.02 and $0.02 lower, respectively, than if we had continued to account for stock-based compensation under APB Opinion No. 25 for our stock option grants. For the six months ended July 1, 2006, our income before taxes, net income and basic and diluted earnings per share were $460, $286, $0.03 and $0.03 lower, respectively, as a result of the adoption of SFAS 123(R).

Net cash proceeds from the exercise of stock options were $12 for the three months ended July 1, 2006 and $21 for the six months ended July 1, 2006. The income tax benefit realized from stock option exercises was $3 for the three months ended July 1, 2006 and $7 for the six months ended July 1, 2006.

The following table illustrates the effect on operating results and per share information if the Company had accounted for stock-based compensation in accordance with SFAS 123(R) during 2005, as follows:

AXSYS TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data - Unaudited)

Note 2 — Stock-Based Compensation (continued)

	Three Months Ended July 2, 2005	Six Months Ended July 2, 2005
Reported net income	$1,552	$3,159
Add: Stock-based compensation expense included in reported net income, net of related tax effect	—	—
Deduct: Total stock-based employee compensation expense, net of related tax effect	(127)	(253)
Pro forma net income	$1,425	$2,906

Pro forma basic income per share	$0.20	$0.41
Weighted-average basic common shares outstanding	7,094,794	7,079,769

Pro forma diluted income per share	$0.19	$0.41
Weighted-average diluted common shares outstanding	7,476,407	7,459,102

A grant of options to acquire 77,500 shares of common stock was made at the end of March 2006, and we began to record the compensation expense related to this grant in the second quarter of 2006.   Stock options are generally granted with a five-year vesting schedule and a ten-year life.

We used the Black-Scholes option-pricing model to estimate the fair value of stock-based awards with the following weighted-average assumptions for the indicated periods:

	Six Months Ended July 1, 2006	Six Months Ended July 2, 2005

Dividend yield	0.0%	0.0%
Expected volatility	41.2%	43.6%
Risk-free interest rate	4.6%	4.1%
Expected life of options (in years)	5.9	6.0
Weighted-average grant-date fair value	$7.57	$9.54

The assumptions above are based on multiple factors, including historical patterns by employees in relatively homogeneous groups with respect to exercise and post-vesting employment termination behaviors, expected future exercising patterns for these same homogeneous groups and the volatility of our stock price.

AXSYS TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data - Unaudited)

Note 2 — Stock-Based Compensation (continued)

The following table presents the year-to-date stock option activity as of July 1, 2006:

	Stock Options	Weighted- average Exercise Price	Weighted average Remaining Life
Outstanding at December 31, 2005	898,966	$11.45	6.6 years

Granted	77,500	16.17
Forfeited/cancelled	(2,100)	(12.57)
Exercised	(16,575)	(12.65)
Outstanding at April 1, 2006	957,791	$11.77	6.9 years

Granted	—	—
Forfeited/cancelled	(9,050)	(14.46)
Exercised	(2,025)	5.85
Outstanding at July 1, 2006	946,716	$11.75	6.6 years

Exercisable at July 1, 2006	482,833	$10.04	5.7 years

At July 1, 2006, there was $2,610 of unrecognized compensation cost related to share-based payments, which is expected to be recognized over a weighted-average period of 2.4 years.

Shares available for future share-based grants to employees and directors under existing plans were 217,472 at July 1, 2006.  At July 1, 2006, the aggregate intrinsic value of options outstanding was $4,367, and the aggregate intrinsic value of options exercisable was $2,879.   Total intrinsic value of options exercised was $18 for the three months ended July 1, 2006 and $79 for the six months ended July 1, 2006.  The total intrinsic value of options vested was $24 during the three months ended July 1, 2006 and was $725 for the six months ended July 1, 2006.

The following table summarizes our non-vested stock option activity for the three months and six months ended July 1, 2006:

	Number of Shares	Weighted-average Grant-Date Fair Value
Non-vested stock options at January 1, 2006	508,325	$6.13

Granted	77,500	7.57
Forfeited	(2,100)	(6.16)
Vested	(106,275)	(5.00)
Non-vested stock options at April 1, 2006	477,450	$6.62

Granted	—	—
Forfeited	(3,920)	(8.44)
Vested	(9,647)	(7.94)
Non-vested stock options at July 1, 2006	463,883	$6.58

Restricted Stock

Our Stock Incentive Plan allows for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The unearned stock-based compensation related to these awards is amortized to compensation expense over the period the restrictions lapse (generally five years). The share-based expense for these awards is determined based on the market price of our stock at the date of grant applied to the total numbers of shares that are anticipated to fully vest and then amortized over the vesting period.

AXSYS TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data - Unaudited)

Note 2 — Stock-Based Compensation (continued)

The following table presents the year-to-date restricted stock activity as of July 1, 2006:

	Restricted Stock	Weighted- average Fair Value
Unvested at December 31, 2005	—	$—

Granted	64,400	16.17
Forfeited	—	—
Issued	—	—
Unvested at April 1, 2006	64,400	$16.17

Granted	9,400	16.62
Forfeited	(1,200)	(16.17)
Issued	—	—
Unvested at July 1, 2006	72,600	$16.23

As of July 1, 2006, we have unamortized compensation expense of $1,110 associated with these awards, which will be amortized over five years and have a weighted-average remaining life of 4.7 years.

Note 3 — Acquisition Earn-Out Adjustment

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

This additional purchase price was paid in February 2006. If remaining revenue goals are achieved, over the next 10 months, the additional earn-out payments could increase the total purchase price to $18,423.

Note 4 — Inventories — net

Inventories, determined by lower of cost (first-in, first-out or average) or market, consist of:

	July 1,	December 31,
	2006	2005
Raw materials	$15,874	$12,638
Work-in-process	18,248	19,138
Finished goods	12,112	11,165
Gross inventories	46,234	42,941
Less reserve	(5,009)	(5,075)
Net inventories	$41,225	$37,866

AXSYS TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data - Unaudited)

Note 5 — Segment Data

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

The following tables present financial data for each of Axsys’ segments:

	Three Months Ended:		Six Months Ended:
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Sales:
Optical Systems Group	$31,672	$27,160	$62,530	$49,429
Distributed Products Group	6,833	6,224	13,433	12,603
Total sales	$38,505	$33,384	$75,963	$62,032

Income before income taxes:
Optical Systems Group	$5,214	$4,160	$10,223	$7,413
Distributed Products Group	450	439	890	898
Non-allocated expenses	(1,487)	(1,876)	(3,085)	(3,016)
Total income before income taxes	$4,177	$2,723	$8,028	$5,295

	July 1, 2006	December 31, 2005
Identifiable assets:
Optical Systems Group	$140,075	$131,853
Distributed Products Group	13,162	12,485
Non-allocated assets	6,956	11,870
Total assets	$160,193	$156,208

	July 1, 2006	December 31, 2005
Goodwill:
Optical Systems Group	$59,608	$59,608
Distributed Products Group	1,440	1,440
Total goodwill	$61,048	$61,048

AXSYS TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data - Unaudited)

Note 5 — Segment Data (continued)

Included in non-allocated expenses are general corporate expense, stock-based compensation expense, interest expense and other income and expense.  Identifiable assets by segment consist of those assets that are used in the segment’s operations. Non-allocated assets are comprised primarily of short-term investments, cash and cash equivalents, corporate assets and net deferred income tax assets.

The following table presents the non-allocated identifiable assets:

	July 1, 2006	December 31, 2005
Non-allocated assets:
Cash and cash equivalents	$1,874	$7,079
Income taxes-deferred	3,374	3,256
Long-term deferred income tax asset	951	1,013
Prepaid insurance	567	359
Other corporate assets	190	163
Total assets	$6,956	$11,870

Note 6 — Income Taxes

The consolidated effective tax rate was 37.9% for the three months and six months ended July 1, 2006 compared to 37.5% in the comparable periods of 2005.

Note 7 — Warranty Accruals

We provide warranties for certain of our products.  Provisions for estimated expenses related to product warranties are made at the time products are sold.  These estimates are established using historical information on the nature, frequency and average cost of warranty claims.

The following table summarizes product warranty activity:

Balance at December 31, 2005	$1,142

Provision	407
Payments	(383)
Balance at July 1, 2006	$1,166

Note 8 — Long-Term Debt

Revolving Credit Facility:  During the first and second quarters of 2006, we borrowed and subsequently repaid $2.5 and $4.5 million, respectively, from our revolving credit facility.  We paid a weighted-average interest rate of 6.3% on the borrowings.  The $15,000 revolving credit facility remains available through May 2008, subject to optional prepayment in accordance with its terms. Up to $2,000 of the revolving credit facility may be utilized to issue letters of credit.  We may elect to have any borrowing under the revolving credit facility bear interest either at the bank’s prime rate or the LIBOR rate plus a margin of 100 to 275 basis points, depending on our consolidated funded debt-to-consolidated EBITDA ratio.  We have the option of selecting the 1-month, 2-month, 3-month or 6-month LIBOR rate.  As of July 1, 2006, there were no borrowings outstanding under the revolving credit facility.  However, as of July 1, 2006, $800 of the revolving credit facility was utilized for outstanding letters of credit.

AXSYS TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data - Unaudited)

Note 9 — Shareholders’ Equity

Stock Repurchase

In May 2004, Axsys’ Board of Directors authorized the repurchase, from time to time, on the open market or otherwise, of up to 200,000 shares of Axsys common stock at prevailing market prices or at negotiated prices. We plan to use the repurchased shares for general corporate purposes, including the satisfaction of commitments under our employee benefit plans and the exercise of stock option grants.  As of July 1, 2006, Axsys has repurchased 77 shares in total under this repurchase program. During the six months ended July 1, 2006, 32 shares were repurchased under this program.

Treasury Stock

We use treasury stock shares for general corporate purposes, including the satisfaction of commitments under employee benefit plans and stock options.

Changes in treasury stock were as follows:

Number of shares	Shares	Amount
Balance at December 31, 2005	18,907	$155
Exercise of stock options, net	(6,156)	(12)
Contribution to the 401(k) plan	(2,092)	(21)
Repurchase of stock	32	—
Balance at July 1, 2006	10,691	$122

Balance at December 31, 2004	130,216	$883
Exercise of stock options, net	(41,054)	(237)
Contribution to the 401(k) plan	(1,714)	(12)
Repurchase of stock	20	—
Balance at July 2, 2005	87,468	$634

Note 10 — Environmental Contingencies

We are currently involved in two environmental remediation projects, and a third site which is in the final stage of monitoring. We accrue for environmental contingencies on an undiscounted basis when responsibility for clean-up is determined and costs, including legal fees, are probable and can be reasonably estimated. We are the primary responsible party at sites located in Bedford, Ohio and St. Petersburg, Florida.  Pursuant to remediation plans approved by each state’s environmental protection agency, we investigated soils and groundwater and conducted certain remedial work, including soil removal.  The clean-up of each site is currently in process.

During the second quarter of 2006, we recognized a charge of $65, net of tax of $35, in discontinued operations related to future costs associated with the Ohio site. As of July 1, 2006, we have an accrual of $534 for future costs related to the Ohio and Florida sites.  These estimates have been developed in consultation with outside environmental and legal consultants handling these matters and are based upon an analysis of the anticipated remediation plans.  We do not anticipate these matters will have a material adverse effect on our consolidated financial position. It is possible, however, that future results of operations could be materially affected by changes in our assumptions.

AXSYS TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data - Unaudited)

Note 11 — Discontinued Operations

During 2002, Axsys disposed of the Automation Group, which included facilities in Wilmington, Massachusetts and Pittsburgh, Pennsylvania.  At the time of the sale, Axsys continued to be responsible for fulfilling the remaining terms of the leases. As of the second quarter of 2006, we have fulfilled all of our contractual obligations related to these sites and we recognized an after tax $85 gain on the reversal of expenses associated with these building.

The gain (loss) from discontinued operations, net of tax, recognized in the consolidated statements of operations includes the following:

	Three and Six Months Ended:
	July 1, 2006	July 2, 2005
Automation Group — operating leases	$85	$—
Environmental charges for previously divested business	(65)	(150)
Gain (loss) from discontinued operations	$20	$(150)

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

The following discussion should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in Item 1 of this quarterly report.

Facilities

On April 26, 2006, Axsys purchased a 78,000 square foot building and 10.5 acres of land in Nashua, New Hampshire for $4.0 million. This facility will become the consolidated manufacturing facility for our Axsys Technologies IR Systems division, currently operating at two facilities in New Hampshire and Massachusetts.  We anticipate the relocation and closure of the two existing facilities will be completed in the fourth quarter of 2006. The total pre-tax costs associated with the relocation and facilities closures are expected to be approximately $650 thousand, with an additional $2.0 to $2.5 million of capital expenditures.  These costs will include, but are not limited to, equipment relocation, employee training and recruitment and facility improvements. There have been no costs incurred that are associated with the relocation and closure of our existing facilities during the first six months of 2006.

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

The impact of SFAS 123R on the statement of operations was as follows:

	Three Months Ended	Six Months Ended
	July 1, 2006

Cost of sales	$(24)	$(44)
Selling, general and administrative expenses	(216)	(383)
Research, development and engineering expenses	(17)	(33)
Operating income	$(257)	$(460)
Net income	$(160)	$(286)
Diluted EPS	$(0.02)	$(0.03)

Financial Results

Sales for the second quarter of 2006 increased compared to the same period in the prior year by 15.3%. Sales increased for both Axsys’ segments with the Optical Systems Group having over 16% sales growth and the Distributed Products Group having over 9% sales growth in the second quarter of 2006, compared to the same period last year.  Sales for the six months ended July 1, 2006 increased compared to the same period in the prior year by 22.5%. The growth within the Optical Systems Group was largely a result of the acquisition of Diversified Optical Products, Inc. (“DiOP”), which was acquired during the second quarter of 2005.

Improvements in gross margin for the three and six months ended July 1, 2006 compared to the same periods in 2005 were primarily the result of increased volume and product mix.

Selling, general and administrative (“SG&A”) spending for the three and six months ended July 1, 2006 was higher than the comparable periods in the previous year primarily due to the addition of DiOP and the incremental expenses associated with six months of expense for DiOP compared to two months of expense in 2005. In addition, we experienced increased spending for amortization of intangible assets and stock-based compensation expense.  Research, development and engineering expenses for the three and six months ended July 1, 2006 were higher than in the comparable periods last year. We have increased our research and development efforts primarily as a result of our infrared product line. This type of product requires ongoing research and development efforts to ensure product competitiveness in the imaging market place.

The effective tax rate for 2006 reflects a combined federal and state effective tax rate of 37.9%, which represents 34.0% for federal taxes and 3.9% for state taxes.

Results of Operations: (in thousands and as a percentage of sales)

The following tables set forth certain financial data for the three months and six months ended July 1, 2006 and July 2, 2005.

	Three Months Ended
	July 1, 2006		July 2, 2005
Sales	$38,505	100.0%	$33,384	100.0%
Cost of sales	26,202	68.0	23,050	69.1
Gross margin	12,303	32.0	10,334	30.9

Selling, general and administrative expenses	6,956	18.2	5,946	17.8
Research, development and engineering expenses	1,212	3.1	1,044	3.1
Operating income	4,135	10.7	3,344	10.0
Interest expense	(45)	(0.1)	(706)	(2.1)
Interest income	42	0.1	34	0.1
Other income, net	45	0.1	51	0.2
Income from continuing operations before income taxes	4,177	10.8	2,723	8.2
Provision for income taxes	1,584	4.1	1,021	3.1
Income from continuing operations	2,593	6.7	1,702	5.1
Gain (loss) from discontinued operations, net of tax	20	0.1	(150)	(0.5)
Net income	$2,613	6.8%	$1,552	4.6%

	Six Months Ended
	July 1, 2006		July 2, 2005
Sales	$75,963	100.0%	$62,032	100.0%
Cost of sales	51,988	68.4	43,242	69.7
Gross margin	23,975	31.6	18,790	30.3
Selling, general and administrative expenses	13,942	18.4	11,046	17.8
Research, development and engineering expenses	2,119	2.8	1,788	2.9
Operating income	7,914	10.4	5,956	9.6
Interest expense	(62)	(0.1)	(773)	(1.2)
Interest income	151	0.2	76	0.1
Other income, net	25	—	36	—

Income from continuing operations before income taxes	8,028	10.5	5,295	8.5
Provision for income taxes	3,045	4.0	1,986	3.2
Income from continuing operations	4,983	6.5	3,309	5.3
Gain (loss) from discontinued operations, net of tax	20	—	(150)	(0.2)
Net income	$5,003	6.5%	$3,159	5.1%

Optical Systems Group (in thousands and as a percentage of sales)

	Three Months Ended				Six Months Ended
	July 1, 2006		July 2, 2005		July 1, 2006		July 2, 2005

Sales	$31,672	100.0%	$27,160	100.0%	$62,530	100.0%	$49,429	100.0%
Cost of sales	21,334	67.4	18,733	69.0	42,442	67.9	34,416	69.6
Gross margin	$10,338	32.6%	$8,427	31.0%	$20,088	32.1%	$15,013	30.4%

Sales in the Optical Systems Group increased 16.6% for the three months ended July 1, 2006 compared to the same period in the prior year.  Sales in the Optical Systems Group increased 26.5% for the six months ended July 1, 2006 compared to the same period in the prior year. The increase in sales was primarily due to growth in our infrared product lines driven from strong military spending on surveillance and targeting programs. In addition, year over year growth was also driven by the acquisition of Diversified Optical Products, Inc. in May of 2005.

Gross margins of 32.6% for the three months ended July 1, 2006 and 32.1% for the six months ended July 1, 2006 were higher than gross margins for the comparable periods in the prior year.  The increase in gross margin was mainly due to the growth in our infrared product lines, as we continue to benefit from both increased volume and the higher than average profitability associated with these products.

Distributed Products Group (in thousands and as a percentage of sales)

	Three Months Ended				Six Months Ended
	July 1, 2006		July 2, 2005		July 1, 2006		July 2, 2005

Sales	$6,833	100.0%	$6,224	100.0%	$13,433	100.0%	$12,603	100.0%
Cost of sales	4,844	70.9	4,317	69.4	9,502	70.7	8,826	70.0
Gross margin	$1,989	29.1%	$1,907	30.6%	$3,931	29.3%	$3,777	30.0%

Sales in the Distributed Products Group increased 9.8% for the three months ended July 1, 2006 and 6.6% for the six months ended July 1, 2006 as compared to the same periods in the prior year. The increase in sales is a result of increased activity in new customers.  Gross margin, as a percentage of sales, were slightly lower than gross margin in the same periods in the prior year despite the increase in volume due to competitive pricing pressures, continued increasing freight costs and increased anti-duty dumping costs.

Operating Expenses (in thousands and as a percentage of sales)

	Three Months Ended				Six Months Ended
	July 1, 2006		July 2, 2005		July 1, 2006		July 2, 2005

Selling, general and administrative	$6,956	18.2%	$5,946	17.8%	$13,942	18.4%	$11,046	17.8%
Research, development and engineering	1,212	3.1	1,044	3.1	2,119	2.8	1,788	2.9

SG&A Expenses.  Spending increased, year over year, primarily due to the acquisition of DiOP.  In addition, spending increased due to the implementation of SFAS123R for stock-based compensation expensing in the first six months of 2006, increased amortization of intangible assets and increased selling efforts associated with our infrared product lines.

Research, Development and Engineering Expenses.   Research, development and engineering expenses increased for the three months and six months ended July 1, 2006 compared to the same periods in the prior year.  This was primarily due to the acquisition of DiOP during the second quarter of 2005 and the incremental expense associated with a full six months of expenses in 2006.  The acquired infrared product lines require ongoing research and development efforts to ensure product competitiveness in the imaging market place.

Other Income and Expenses

Interest expense.  Interest expense was $45 thousand in the second quarter of 2006 and $62 thousand for the six months ended July 1, 2006 compared to interest expense of $706 thousand and $773 thousand in the comparable periods of 2005.  The lower interest expense was due to lower overall borrowings during 2006 compared to borrowings in 2005. There were no outstanding borrowings as of July 1, 2006 compared to $55 million in borrowings in the comparable periods of 2005.

Interest income.  Interest income was $42 thousand in the second quarter of 2006 and $151 thousand for the six months ended July 1, 2006 compared to interest income of $34 thousand and $76 thousand in the comparable periods of 2005.  The increase was primarily due to an interest payment of $60 thousand received in the first quarter of 2006 on a fully reserved note receivable obtained from the sale of a former division.  Interest income was primarily composed of income from cash and cash equivalents.

Other income, net.  Net other income was $45 thousand in the second quarter of 2006 and $25 thousand for the six months ended July 1, 2006 compared to net other income of $51 thousand and $36 thousand in the comparable periods of 2005.  Other income and expenses were primarily the result of gains and losses incurred as a result of foreign exchange rates and the disposal of capital equipment.

Income Taxes.  The consolidated effective tax rate was 37.9% for the three and six months ended July 1, 2006 compared to 37.5% in the comparable periods of 2005. During the first six months of 2006, we recorded a tax expense of 34% for federal taxes and 3.9% for state taxes compared to 34.0% for federal taxes and 3.5% for state taxes during the comparable periods in 2005.  Our effective tax rate for 2006 included a 1.1% increase due to the effects of the non-deductible incentive stock options.

Liquidity and Capital Resources

As of July 1, 2006, cash and cash equivalents totaled $1.9 million.  Our current ratio (current assets divided by current liabilities), which was 2.3 as of July 1, 2006 was higher than the prior year due to the use of cash and borrowings under our revolving credit facility to fund the acquisition of DiOP in the second quarter of 2005.  Maintaining this current ratio supports our goal to maintain a high level of liquidity to seek growth opportunities.

During the first and second quarters of 2006, we borrowed and subsequently repaid $2.5 and $4.5 million, respectively, from our revolving credit facility. We paid a weighted-average interest rate of 6.3% on the borrowings. Our $15.0 million revolving credit facility remains available through May 2008, subject to optional prepayment in accordance with its terms. We may elect to have any borrowing under the revolving credit facility bear interest either at the bank’s prime rate or the LIBOR rate plus a margin of 100 to 275 basis points, depending on our consolidated funded debt-to-consolidated EBITDA ratio.  We have the option of selecting the 1-month, 2-month, 3-month or 6-month LIBOR rate. Up to $2.0 million of the revolving credit facility may be utilized to issue letters of credit.  As of July 1, 2006, there were no borrowings outstanding under the revolving credit facility.  However, as of July 1, 2006, $800 thousand of the revolving credit facility was utilized for outstanding letters of credit.

Net cash provided by operating activities for the six months ended July 1, 2006 was $3.6 million.

Our net income for the first six months of 2006 was $5.0 million, which included $2.3 million of depreciation and amortization, a $502 thousand decrease in our deferred tax assets, $460 thousand of stock-based compensation expense and $6 thousand of other non-cash items. In addition, we spent $222 thousand on discontinued operations primarily for leases and environmental clean-up activities.

During the six months ended July 1, 2006, we also utilized $1.8 million of cash to fund an increase in accounts receivable primarily as a result of increased sales volume, an increase in days sales outstanding and the timing of shipments within the quarter.  We used $3.3 million of cash to fund an increase in our inventories, which resulted from long lead-time orders and increased sales from our Optical Systems Group.  In the first six months of 2006, deferred income decreased $1.4 million as we recognized revenue on a large aerospace and defense program booked in the first quarter of 2005.  Additional cash outflows of $434 thousand were primarily for costs associated with an increase in insurance renewals, the utilization of loss contract reserves and legal and consulting costs associated with environmental activities.  Accounts payable increased $2.5 million primarily due to the timing of vendor payments during the six months ended July 1, 2006.

Net cash provided by operating activities for the six months ended July 2, 2005 was $3.5 million.

Our net income for the first six months of 2005 was $3.2 million, which included $1.8 million of depreciation and amortization.  Net income and non-cash expenses were partially offset by cash outflows of $2.1 million to fund changes in our operating assets and liabilities.  During the first six months of 2005, inventory increased $2.3 million as a result of long-lead time production orders and increased sales volume. Deferred income increased by $1.5 million primarily as a result of our strategy to actively negotiate progress payments into certain large dollar contracts for long-lead time products and long-term programs.  Other current assets increased $868 thousand primarily due to the recording of a $516 thousand receivable related to the DiOP acquisition and increases in prepaid insurance and loan fees.

Net cash used in investing activities was $8.8 million for the six months ended July 1, 2006.  We utilized $4.0 million of cash to purchase a new facility for our IR Systems division. We also utilized $2.8 million of cash for the Telic earn-out payment. In addition, capital expenditures were $2.1 million for the six months ended July 1, 2006, which primarily consisted of the purchase of production and testing equipment. We also received $90 thousand of proceeds from the sale of fully-depreciated machinery.

Net cash used in investing activities was $57.7 million for the six months ended July 2, 2005.  In the second quarter of 2005, we utilized $56.4 million of cash to purchase DiOP. We also used $1.3 million in capital expenditures for the six months ended July 2, 2005.

Net cash provided by financing activities was $28 thousand for the six months ended July 1, 2006.  During the first and second quarters of 2006, we borrowed and subsequently repaid $2.5 and $4.5 million, respectively, from our revolving credit facility, and we also received $21 thousand in proceeds from the exercise of stock options and recorded a tax benefit of $7 thousand related to the exercise of non-qualified stock options.

Net cash provided by financing activities was $50.7 million for the six months ended July 2, 2005.  In the second quarter of 2005, we borrowed $55.0 million to purchase DiOP and to refinance the remaining $4.0 million balance on existing debt. In addition, we received $483 thousand in proceeds from the exercise of options, $75 thousand from a preferred stock settlement and made $518 thousand of capital lease payments.

With our existing cash balance, anticipated cash flows from operations and our $15.0 million revolving credit facility, management believes that Axsys has sufficient liquidity to finance its operations, capital expenditures and working capital requirements for the foreseeable future.

Backlog

A substantial portion of Axsys’ business is of a build-to-order nature requiring various engineering, manufacturing, testing and other processes to be performed prior to shipment.  As a result, Axsys generally has a significant backlog of orders to be shipped.  Axsys ended the first six months of 2006 with a backlog of $115.5 million, compared to a backlog of $86.6 million at July 2, 2005, an increase of $28.9 million, or 33.4%.  We believe that a substantial portion of our backlog of orders at July 1, 2006 will be shipped over the next twelve months. However, approximately 14.4% of our current backlog will be shipped in the third quarter of 2007 and beyond.

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

•                  our ability to comply with restrictive covenants under our revolving credit  facility; and

•                  our ability to maintain security clearances for classified government systems.

Recent Accounting Pronouncements
In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costing” (“SFAS 151”), which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS 151 requires that those amounts, if abnormal, be recognized as expenses in the period incurred. In addition, SFAS 151 requires the allocation of fixed production overheads to the cost of conversion based upon the normal capacity of the production facilities. We adopted SFAS 151 during the first quarter of 2006. The adoption did not have a material impact on our earnings and financial position.

In December 2004, the FASB issued SFAS 123R, which requires us to expense share-based payments, including employee stock options, based on their fair value. We adopted SFAS 123(R) on January 1, 2006. We discuss our adoption of SFAS 123R and the adoption’s effects above and in Note 2 to our consolidated financial statements in this quarterly report.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Axsys’ market risk sensitive instruments do not subject it to material risk exposures. During the first and second quarters of 2006, we borrowed and subsequently repaid $2.5 and $4.5 million, respectively, from our revolving credit facility. We paid a weighted-average interest rate of 6.3% on the borrowings, resulting in $45 thousand in interest expense. Our $15.0 million revolving credit facility remains available through May 2008, subject to optional prepayment in accordance with its terms. Up to $2.0 million of the revolving credit facility may be utilized to issue letters of credit.  We may elect to have any borrowing under the revolving credit facility bear interest either at the bank’s prime rate or the LIBOR rate plus a margin of 100 to 275 basis points, depending on our consolidated funded debt-to-consolidated EBITDA ratio.  We have the option of selecting the 1-month, 2-month, 3-month or 6-month LIBOR rate.  On July 1, 2006, there were no borrowings outstanding under the revolving credit facility.  However, as of July 1, 2006, $800 thousand of the revolving credit facility was utilized for outstanding letters of credit.

Item 4. CONTROL AND PROCEDURES

As of July 1, 2006, management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of Axsys’ disclosure controls and procedures. Our principal executive officer and principal financial officer concluded, based on their review, that Axsys’ disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), were, as of the end of the period covered by this quarterly report, effective to ensure that information required to be disclosed by Axsys in reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

During the second quarter of 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II — OTHER INFORMATION

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 2 — April 29, 2006	—	$—	—	199,933
April 30 — May 27, 2006	10	16.50	10	199,923
May 28 — July 1, 2006	—	—	—	199,923
Total	10	$16.50	10	199,923

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of Axsys was held on May 4, 2006.  The following matters were submitted to a vote of security holders.  The results of the voting were as follows:

Election of Directors

The stockholders re-elected all five directors of the Company.

	Votes For	Votes Withheld
Stephen W. Bershad	9,558,096	334,877
Anthony J. Fiorelli, Jr.	9,494,300	398,673
Eliot M. Fried	9,491,680	401,293
Richard F. Hamm, Jr.	9,818,953	74,020
Robert G. Stevens	9,555,333	337,640

Amendments to the Amended and Restated Long-Term Stock Incentive Plan

The stockholders approved certain amendments to Axsys’ Amended and Restated Long-Term Stock Incentive Plan with votes cast as follows:

	Shares voted:	Percentage
For:	4,165,798	52.60%
Against:	3,404,461	42.98
Abstained:	349,905	4.42

Item 6.  EXHIBITS

10.1	Amended and Restated Long-Term Stock Incentive Plan (filed as Exhibit 10.1 to Axsys’ Form 8-K, filed May 5, 2006 (File no. 000-16182) and incorporated herein by reference).
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350 — Chief Executive Officer
32.2	Certification pursuant to 18 U.S.C. Section 1350 — Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date: July 26, 2006	AXSYS TECHNOLOGIES, INC.

	By:	/s/Stephen W. Bershad
Stephen W. Bershad
Chairman of the Board of Directors
and Chief Executive Officer

/s/ David A. Almeida
David A. Almeida
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

EXHIBITS INDEX

Exhibit Number	Description

10.1	Amended and Restated Long-Term Stock Incentive Plan (filed as Exhibit 10.1 to Axsys’ Form 8-K, filed May 5, 2006 (File no. 000-16182) and incorporated herein by reference).
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350 — Chief Executive Officer
32.2	Certification pursuant to 18 U.S.C. Section 1350 — Chief Financial Officer