Form 10-Q
period 2006-09-30
AXSYS TECHNOLOGIES INC
filed 2006-10-25
CIK 206030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The number of shares outstanding of the registrant’s common stock as of October 24, 2006 was 10,638,572.

AXSYS TECHNOLOGIES, INC.
INDEX

PART I — FINANCIAL INFORMATION

ITEM 1. — FINANCIAL STATEMENTS

AXSYS TECHNOLOGIES, INC.
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,747	$7,079
Accounts receivable — net	18,904	18,821
Inventories — net	43,352	37,866
Income taxes — deferred	3,230	3,256
Other current assets	1,147	1,182
TOTAL CURRENT ASSETS	72,380	68,204
PROPERTY, PLANT AND EQUIPMENT — net	21,207	15,351
INTANGIBLE ASSETS — net	9,712	10,461
GOODWILL	61,048	61,048
OTHER ASSETS	1,052	1,144
TOTAL ASSETS	$165,399	$156,208

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$8,341	$8,019
Accrued expenses and other current liabilities	16,038	16,835
Deferred income	7,401	7,044
TOTAL CURRENT LIABILITIES	31,780	31,898
OTHER LONG-TERM LIABILITIES	5,350	4,769
SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value per share: authorized 30,000,000 shares, issued 10,643,934 shares at September 30, 2006 and 10,636,734 shares at December 31, 2005	106	106
Capital in excess of par	98,815	97,875
Accumulated other comprehensive income	—	3
Retained earnings	29,409	21,712
Treasury stock, at cost, 5,362 shares at September 30, 2006 and 18,907 shares at December 31, 2005	(61)	(155)
TOTAL SHAREHOLDERS’ EQUITY	128,269	119,541

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$165,399	$156,208

See accompanying notes to consolidated financial statements.

AXSYS TECHNOLOGIES, INC.
Consolidated Statements of Operations
(Dollars in thousands, except per share data - Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Sales	$39,775	$35,571	$115,738	$97,603
Cost of sales	27,302	24,369	79,290	67,611
Gross profit	12,473	11,202	36,448	29,992

Selling, general and administrative expenses	6,918	6,254	20,860	17,300
Research, development and engineering expenses	1,261	975	3,380	2,763
Operating income	4,294	3,973	12,208	9,929
Interest expense	(10)	(889)	(72)	(1,662)
Interest income	71	40	222	116
Loss on extinguishment of debt	—	(480)	—	(480)
Other (expense) income, net	(14)	(4)	11	32
Income from continuing operations before income taxes	4,341	2,640	12,369	7,935
Provision for income taxes	1,647	990	4,692	2,976
Income from continuing operations	2,694	1,650	7,677	4,959
Gain (loss) from discontinued operations, net of tax	—	—	20	(150)
Net income	$2,694	$1,650	$7,697	$4,809

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.25	$0.23	$0.72	$0.69
Discontinued operations	—	—	—	(0.02)
Total	$0.25	$0.23	$0.72	$0.67
Weighted average basic common shares outstanding	10,630,136	7,269,843	10,625,153	7,142,273

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.25	$0.22	$0.71	$0.66
Discontinued operations	—	—	—	(0.02)
Total	$0.25	$0.22	$0.71	$0.64
Weighted average dilutive common shares outstanding	10,883,385	7,632,385	10,877,734	7,506,357

See accompanying notes to consolidated financial statements.

AXSYS TECHNOLOGIES, INC.
Consolidated Statements of Cash Flow
(Dollars in thousands — Unaudited)

	Nine Months Ended
	September 30, 2006	October 1, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,697	$4,809
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,566	2,378
Amortization	749	521
Deferred income taxes	962	1,408
Share-based compensation expense	808	—
Stock contribution to 401(k) plan	51	50
Loss on disposal of capital equipment	(22)	—
Changes in operating assets and liabilities:
Accounts receivable	(83)	(486)
Inventories	(5,432)	(1,787)
Other current assets and other assets	26	(63)
Accounts payable	322	47
Accrued expenses and other liabilities	2,290	(748)
Deferred income	357	1
Long-term liabilities	(242)	(599)
Net cash provided by continuing operations	10,049	5,531
Net cash used in discontinued operations	(247)	(185)
NET CASH PROVIDED BY OPERATING ACTIVITIES	9,802	5,346

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(8,601)	(2,184)
Acquisitions, net of cash acquired	—	(57,074)
Purchase of Telic — Earn-out payment	(2,817)	—
Proceeds from sale of capital equipment	132	—
NET CASH USED IN INVESTING ACTIVITIES	(11,286)	(59,258)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from public stock offering	—	57,968
Repayment of borrowings	(8,000)	(59,851)
Proceeds from borrowings, net	8,000	55,000
Proceeds from the exercise of options	105	680
Tax benefit from exercises of stock options	47	—
Settlement of preferred stock	—	75
Payments under stock repurchase program	—	(1)
NET CASH PROVIDED BY FINANCING ACTIVITIES	152	53,871

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,332)	(41)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,079	6,000
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,747	$5,959

Supplemental cash flow information - Cash (paid for) received from:
Interest paid	$(46)	$(1,529)
Interest received	213	121
Income tax payments	(3,805)	(3,193)
Non-cash consideration from sale of capital equipment	15	—

See accompanying notes to consolidated financial statements.

AXSYS TECHNOLOGIES, INC.
Consolidated Statements of Shareholders’ Equity
For the Nine Months Ended September 30, 2006 and October 1, 2005
(Dollars in thousands - Unaudited)

			Accumulated
	Common	Capital in	Other		Treasury
	Stock	Excess of	Comprehensive	Retained	Stock		Comprehensive
	Amount	Par	Gain/ (Loss)	Earnings	Amount	Total	Income
Balance at December 31, 2005	$106	$97,875	$3	$21,712	$(155)	$119,541

Net income	—	—	—	7,697	—	7,697	$7,697
Foreign exchange contract	—	—	(3)	—	—	(3)	(3)
Total comprehensive income							$7,694
Share-based compensation expense	—	808	—	—	—	808
Reduction of public stock offering expenses	—	23	—	—	—	23
Exercise of stock options	—	44	—	—	61	105
Tax benefit on exercise of options	—	47	—	—	—	47
Contribution to 401(k) plan	—	18	—	—	33	51
Balance at September 30, 2006	$106	$98,815	$—	$29,409	$(61)	$128,269
Balance at December 31, 2004	$72	$39,612	$(97)	$14,389	$(883)	$53,093
Net income	—	—	—	4,809	—	4.809	$4,809
Foreign exchange contract	—	—	120	—	—	120	120
Loss on interest rate swap	—	—	(26)	—	—	(26)	(26)
Total comprehensive income							$4,903
Public stock offering	34	57,549	—	—	—	57,583
Distribution from preferred stock settlement fund	—	75	—	—	—	75
Exercise of stock options	—	337	—	—	343	680
Contribution to 401(k) plan	—	32	—	—	18	50
Stock repurchase program	—	—	—	—	(1)	(1)
Balance at October 1, 2005	$106	$97,605	$(3)	$19,198	$(523)	$116,383

See accompanying notes to consolidated financial statements.

AXSYS TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data - Unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited consolidated financial statements of Axsys Technologies, Inc. (“Axsys” or “we”) have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP. In the opinion of management, all significant adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the three and nine months ended September 30, 2006 and October 1, 2005 have been included. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.  The financial information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes in Axsys’ Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The consolidated balance sheet dated December 31, 2005, included in this Form 10-Q, has been derived from the audited consolidated financial statements at that date.

Basic earnings per share have been computed by dividing net income by the weighted average number of common shares outstanding.  The dilutive effect of stock options on the weighted average number of common shares was 253,249 shares for the three months ended September 30, 2006 and 252,581 shares for the nine months ended September 30, 2006 compared to 362,542 shares for the three months ended October 1, 2005 and 364,084 shares for the nine months ended October 1, 2005.  Diluted earnings per share exclude 338,260 potential common shares for the three and nine months ended September 30, 2006 related to our stock compensation plans because they were anti-dilutive.

Note 2 — Share-Based Compensation

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

Under the modified prospective approach, SFAS 123(R) applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized during the nine months ended September 30, 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Prior periods were not restated to reflect the impact of adopting the new standard.

As a result of adopting SFAS 123(R) on January 1, 2006, our income before taxes, net income and basic and diluted earnings per share for the three months ended September 30, 2006 were $348, $216, $0.02 and $0.02 lower, respectively, than if we had continued to account for Share-based compensation under APB Opinion No. 25 for our stock option grants. For the nine months ended September 1, 2006, our income before taxes, net income and basic and diluted earnings per share were $808, $502, $0.05 and $0.05 lower, respectively, as a result of the adoption of SFAS 123(R).

Net cash proceeds from the exercise of stock options were $84 for the three months ended September 30, 2006 and $105 for the nine months ended September 30, 2006. The income tax benefit realized from stock option exercises was $38 for the three months ended September 30, 2006 and $47 for the nine months ended September 30, 2006.

The following table illustrates the effect on operating results and per share information if the Company had accounted for share-based compensation in accordance with SFAS 123(R) during 2005, as follows:

	Three Months	Nine Months
	Ended	Ended
	October 1, 2005	October 1, 2005
Reported net income	$1,650	$4,809
Add: Share-based compensation expense included in reported net income, net of related tax effect	—	—
Deduct: Total share-based employee compensation expense, net of related tax effect	(126)	(378)
Pro forma net income	$1,524	$4,431
Pro forma basic income per share	$0.21	$0.62
Weighted-average basic common shares outstanding	7,269,843	7,142,273
Pro forma diluted income per share	$0.20	$0.59
Weighted-average diluted common shares outstanding	7,632,385	7,506,357

During the first nine months of 2006, we granted options to acquire 77,500 shares of Axsys common stock.   Stock options are generally granted with a five-year vesting schedule and a ten-year life.  We used the Black-Scholes option-pricing model to estimate the fair value of share-based awards with the following weighted-average assumptions for the indicated periods:

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2006	October 1, 2005
Dividend yield	0.0%	0.0%
Expected volatility	41.2%	42.3%
Risk-free interest rate	4.6%	4.3%
Expected life of options (in years)	5.9	6.0
Weighted-average grant-date fair value	$7.57	$9.43

The assumptions above are based on multiple factors, including historical patterns by employees in relatively homogeneous groups with respect to exercise and post-vesting employment termination behaviors, expected future exercising patterns for these same homogeneous groups and the volatility of our stock price.

The following table presents the year-to-date stock option activity as of September 30, 2006:

		Weighted-Average
	Stock	Exercise	Remaining
	Options	Price	Life
Outstanding at December 31, 2005	898,966	$11.45	6.6 years
Granted	77,500	16.17
Forfeited/cancelled	(2,100)	(12.57)
Exercised	(16,575)	(12.65)
Outstanding at April 1, 2006	957,791	$11.77	6.9 years
Granted	—	—
Forfeited/cancelled	(9,050)	(14.46)
Exercised	(2,025)	5.85
Outstanding at July 1, 2006	946,716	$11.75	6.6 years
Granted	—	—
Forfeited/cancelled	(750)	(14.80)
Exercised	(11,400)	7.28
Outstanding at September 30, 2006	934,566	$11.80	6.4 years

Exercisable at September 30, 2006	496,033	$10.12	5.5 years

At September 30, 2006, there was $2,383 of unrecognized compensation cost related to share-based payments, which is expected to be recognized over a weighted-average period of 1.8 years.

Shares available for future share-based grants to employees and directors under existing plans were 218,222 at September 30, 2006.  At September 30, 2006, the aggregate intrinsic value of options outstanding was $5,493, and the aggregate intrinsic value of options exercisable was $3,649.  Total intrinsic value of options exercised was $108 for the three months ended September 30, 2006 and $187 for the nine months ended September 30, 2006.  The total intrinsic value of options vested was $163 during the three months ended September 30, 2006 and was $1,046 for the nine months ended September 30, 2006.

The following table summarizes our non-vested stock option activity for the three months and nine months ended September 30, 2006:

		Weighted-average
	Number of	Grant-Date
	Options	Fair Value
Non-vested stock options at January 1, 2006	508,325	$6.13

Granted	77,500	7.57
Forfeited	(2,100)	(6.16)
Vested	(106,275)	(5.00)
Non-vested stock options at April 1, 2006	477,450	$6.62

Granted	—	—
Forfeited	(4,400)	(8.44)
Vested	(9,167)	(7.94)
Non-vested stock options at July 1, 2006	463,883	$6.58

Granted	—	—
Forfeited	(150)	(4.46)
Vested	(25,200)	(5.85)
Non-vested stock options at September 30, 2006	438,533	$6.62

Restricted Stock

Our Stock Incentive Plan allows for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The unearned share-based compensation related to these awards is amortized to compensation expense over the period the restrictions lapse (generally five years). The share-based expense for these awards is determined based on the market price of our stock at the date of grant applied to the total numbers of shares that are anticipated to fully vest, which is then amortized over the vesting period.

The following table presents the year-to-date restricted stock activity as of September 30, 2006:

	Restricted	Weighted-average
	Stock	Fair Value
Unvested at December 31, 2005	—	$—

Granted	64,400	16.17
Forfeited	—	—
Vested	—	—
Unvested at April 1, 2006	64,400	$16.17

Granted	9,400	16.62
Forfeited	(1,200)	(16.17)
Vested	—	—
Unvested at July 1, 2006	72,600	$16.23

Granted	—	—
Forfeited	—	—
Vested	—	—
Unvested at September 30, 2006	72,600	$16.23

As of September 30, 2006, we have unamortized compensation expense of $1,022 associated with these awards, which will be amortized over the weighted-average remaining life of 4.1 years.

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

This $2,817 of earn-out was paid in February 2006. If remaining revenue goals are achieved, over the next seven months, the additional earn-out payments could increase the total purchase price to $18,423.

Note 4 — Inventories — net

Inventories, determined by lower of cost (first-in, first-out or average) or market, consist of:

	September 30,	December 31,
	2006	2005
Raw materials	$19,578	$12,638
Work-in-process	19,572	19,138
Finished goods	11,742	11,165
Gross inventories	50,892	42,941
Less reserve	(7,540)	(5,075)
Net inventories	$43,352	$37,866

Note 5 — Segment Data

We are organized into two business segments: the Optical Systems Group and the Distributed Products Group.

The Optical Systems Group designs, manufactures and sells highly precise systems, sub-subsystems and components that are typically used in surveillance, long-range observation, tracking and targeting and high-performance imaging applications. Customers include both government and commercial organizations. Our thermal camera systems are typically used for border surveillance, perimeter security and public safety, while sub-systems and components are usually designed for integration into our customers’ high-performance optical systems. Products can be grouped into four primary areas: reflective optical products, infrared products, motion control products and precision optical and mechanical structures. However, customer requirements sometimes demand an optical solution that combines products from several of these areas. Our defense products are often designed to be integrated into stabilized optical platforms, which are highly accurate optical positioning mechanisms. Stabilized optical platforms are essential in applications such as military targeting and imaging systems. The Optical Systems Group has design and manufacturing facilities in San Diego, California, Cullman, Alabama, Rochester Hills, Michigan, North Billerica, Massachusetts, and Salem, New Hampshire.

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

The following tables present financial data for each of Axsys’ segments:

	Three Months Ended:		Nine Months Ended:
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
Sales:
Optical Systems Group	$33,640	$29,345	$96,170	$78,774
Distributed Products Group	6,135	6,226	19,568	18,829
Total sales	$39,775	$35,571	$115,738	$97,603

Income before income taxes:
Optical Systems Group	$5,603	$4,711	$15,656	$12,124
Distributed Products Group	368	528	1,217	1,426
Non-allocated expenses	(1,630)	(2,599)	(4,504)	(5,615)
Total income before income taxes	$4,341	$2,640	$12,369	$7,935

	September 30, 2006	December 31, 2005
Identifiable assets:
Optical Systems Group	$141,823	$131,853
Distributed Products Group	13,106	12,485
Non-allocated assets	10,470	11,870
Total assets	$165,399	$156,208

	September 30, 2006	December 31, 2005
Goodwill:
Optical Systems Group	$59,608	$59,608
Distributed Products Group	1,440	1,440
Total goodwill	$61,048	$61,048

Included in non-allocated expenses are general corporate expense, corporate share-based compensation expense, interest expense and other income and expense.  Identifiable assets by segment consist of those assets that are used in the segment’s operations. Non-allocated assets are comprised primarily of short-term investments, cash and cash equivalents, corporate assets and net deferred income tax assets.

The following table presents the non-allocated identifiable assets:

	September 30, 2006	December 31, 2005
Non-allocated assets:
Cash and cash equivalents	$5,747	$7,079
Income taxes-deferred	3,230	3,256
Long-term deferred income tax asset	900	1,013
Prepaid insurance	369	359
Other corporate assets	224	163
Total assets	$10,470	$11,870

Note 6 — Income Taxes

The consolidated effective tax rate was 37.9% for the three months and nine months ended September 30, 2006 compared to 37.5% in the comparable periods of 2005.

Note 7 — Warranty Accruals

We provide warranties for certain of our products.  Provisions for estimated expenses related to product warranties are made at the time products are sold.  These estimates are established using historical information on the nature, frequency and average cost of warranty claims.

The following table summarizes product warranty activity:

Balance at December 31, 2005	$1,142

Provision	576
Payments	(527)
Balance at September 30, 2006	$1,191

Note 8 — Long-Term Debt

Revolving Credit Facility:  During the nine months ended September 30, 2006, we borrowed and subsequently repaid $8,000 million from our revolving credit facility.  We paid a weighted-average interest rate of 6.3% on the borrowings.  The $15,000 revolving credit facility remains available through May 2008, subject to optional prepayment in accordance with its terms. Up to $2,000 of the revolving credit facility may be utilized to issue letters of credit.  We may elect to have any borrowing under the revolving credit facility bear interest either at the bank’s prime rate or the LIBOR rate plus a margin of 100 to 275 basis points, depending on our consolidated funded debt-to-consolidated EBITDA ratio.  We have the option of selecting the 1-month, 2-month, 3-month or 6-month LIBOR rate.  As of September 30, 2006, there were no borrowings outstanding under the revolving credit facility.  However, as of September 30, 2006, $800 of the revolving credit facility was utilized for outstanding letters of credit.

Note 9 — Shareholders’ Equity

Stock Repurchase

In May 2004, Axsys’ Board of Directors authorized the repurchase, from time to time, on the open market or otherwise, of up to 200,000 shares of Axsys common stock at prevailing market prices or at negotiated prices. We plan to use the repurchased shares for general corporate purposes, including the satisfaction of commitments under our employee benefit plans and the exercise of stock option grants.  As of September 30, 2006, Axsys has repurchased 77 shares in total under this repurchase program. During the nine months ended September 30, 2006, 32 shares were repurchased under this program.

Treasury Stock

We use shares held in treasury for general corporate purposes, including the satisfaction of commitments under employee benefit plans and stock options.

Changes in treasury stock were as follows:

Number of shares	Shares	Amount
Balance at December 31, 2005	18,907	$155
Exercise of stock options, net	(10,356)	(61)
Contribution to the 401(k) plan	(3,221)	(33)
Repurchase of stock	32	—
Balance at September 30, 2006	5,362	$61

Balance at December 31, 2004	130,216	$883
Exercise of stock options, net	(63,753)	(343)
Contribution to the 401(k) plan	(2,587)	(18)
Repurchase of stock	26	1
Balance at October 1, 2005	63,902	$523

Note 10 — Environmental Contingencies

We are currently involved in two environmental remediation projects and a third site that is in the final stage of monitoring. We accrue for environmental contingencies on an undiscounted basis when responsibility for clean-up is determined and costs, including legal fees, are probable and can be reasonably estimated. We are the primary responsible party at sites located in Bedford, Ohio and St. Petersburg, Florida.  Pursuant to remediation plans approved by each state’s environmental protection agency, we investigated soils and groundwater and conducted certain remedial work, including soil removal.  The clean-up of each site is currently in process.

During the second quarter of 2006, we recognized a charge of $65, net of tax of $35, in discontinued operations related to future costs associated with the Ohio site. As of September 30, 2006, we have an accrual of $509 for future costs related to the Ohio and Florida sites.  These estimates have been developed in consultation with outside environmental and legal consultants handling these matters and are based upon an analysis of the anticipated remediation plans.  We do not anticipate these matters will have a material adverse effect on our consolidated financial position. It is possible, however, that future results of operations could be materially affected by changes in our assumptions.

Note 11 — Discontinued Operations

During 2002, Axsys disposed of the Automation Group, which included facilities in Wilmington, Massachusetts and Pittsburgh, Pennsylvania.  At the time of the sale, Axsys continued to be responsible for fulfilling the remaining terms of the leases. As of the second quarter of 2006, we have fulfilled all of our contractual obligations related to these sites and we recognized an after-tax gain of $85 on the reversal of expenses associated with these buildings.

The gain (loss) from discontinued operations, net of tax, recognized in the consolidated statements of operations includes the following:

	Nine Months Ended
	September 30,	October 1,
	2006	2005
Automation Group — operating leases	$85	$—
Environmental charges for previously divested business	(65)	(150)
Gain (loss) from discontinued operations	$20	$(150)

Note 12 — Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not file a return in a particular jurisdiction). Under FIN 48, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. FIN 48 substantially changes the applicable accounting model and is likely to cause greater volatility in income statements as more items are recognized discretely within income tax expense. FIN 48 also revises disclosure requirements and introduces a prescriptive, annual tabular rollfoward of the unrecognized tax benefits. FIN 48 must be adopted no later than January 1, 2007. Early adoption is permitted. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial position and results of operations and expect to adopt FIN 48 effective January 1, 2007.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

The following discussion should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in Item 1 of this quarterly report on Form 10-Q.

Facilities

On April 26, 2006, Axsys purchased a 78,000 square foot building and 10.5 acres of land in Nashua, New Hampshire for $4.0 million. This facility will become the consolidated manufacturing facility for our Axsys Technologies IR Systems division, currently operating at two facilities in New Hampshire and Massachusetts.  The relocation and the closure of the two existing facilities will be completed in the fourth quarter of 2006. The total pre-tax costs associated with the relocation and facilities closures are expected to be approximately $500 thousand, with an additional $2.0 to $2.5 million of capital expenditures.  These costs will include, but are not limited to, equipment relocation, employee training and recruitment and facility improvements. As of September 30, 2006, we have incurred $1.6 million of construction work-in process. There have been no costs incurred that are associated with the relocation and closure of our existing facilities during the first nine months of 2006.

Share-based compensation expense

Beginning in the first quarter of 2006, we were required to record the expense of share-based payment transactions pursuant to Statement of Financial Accounting Standards No. 123 (revised ), “Share-Based Payments” (“SFAS 123(R)”). Under the modified prospective method, we were not required to restate the prior year financial statements or include in the current year any expenses related to stock option grants vested as of December 31, 2005.

The impact of SFAS 123(R) on the statement of operations was as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2006
Cost of sales	$(13)	$(57)
Selling, general and administrative expenses	(329)	(712)
Research, development and engineering expenses	(6)	(39)
Operating income	$(348)	$(808)
Net income	$(216)	$(502)
Diluted earnings per share	$(0.02)	$(0.05)

Financial Results

Sales for the third quarter of 2006 increased compared to the same period in the prior year by 11.8%. The increase in sales for the quarter was driven by growth of over 14% in the Optical Systems Group, compared to the same period last year.  This growth was slightly offset by a 1.5% decrease in sales during the third quarter of 2006 in the Distributed Products Group, compared to the same period last year. Sales for the nine months ended September 30, 2006 increased compared to the same period in the prior year by 18.6%. The growth within the Optical Systems Group was largely a result of increased demand from the military and homeland security sectors for our infrared lens and infrared camera product lines.

Gross margin for the three months ended September 30, 2006 was consistent with the comparable period in 2005. However, gross margin improved slightly for the nine months ended September 30, 2006 when compared to the same period in 2005 primarily due to additional revenues from our infrared products lines.

Selling, general and administrative (“SG&A”) costs for the three and nine months ended September 30, 2006 was higher than the comparable periods in the previous year. The increase in SG&A costs were primarily due to the expensing of share-based compensation in 2006 and the incremental expenses associated with nine months of expenses for Diversified Optical Products Inc. (“DiOP”), which was acquired in May of 2005, compared to five months of expenses in 2005.  Research, development and engineering spending for the three and nine months ended September 30, 2006 was higher than in the comparable periods last year. We have increased our research and development efforts primarily as a result of our infrared product line. This type of product requires ongoing research and development efforts to ensure product competitiveness in the imaging market place.

The effective tax rate for 2006 reflects a combined federal and state effective tax rate of 37.9%, which represents 34.0% for federal taxes and 3.9% for state taxes.

Results of Operations: (in thousands and as a percentage of sales)

The following tables set forth certain financial data for the three months and nine months ended September 30, 2006 and October 1, 2005.

	Three Months Ended
	September 30, 2006		October 1, 2005
Sales	$39,775	100.0%	$35,571	100.0%
Cost of sales	27,302	68.6	24,369	68.5
Gross margin	12,473	31.4	11,202	31.5
Selling, general and administrative expenses	6,918	17.4	6,254	17.6
Research, development and engineering expenses	1,261	3.2	975	2.7
Operating income	4,294	10.8	3,973	11.2
Interest expense	(10)	(0.0)	(889)	(2.5)
Interest income	71	0.1	40	0.1
Loss on extinguishment of debt	—	—	(480)	(1.4)
Other expense, net	(14)	(0.0)	(4)
Income before income taxes	4,341	10.9	2,640	7.4
Provision for income taxes	1,647	4.1	990	2.8
Net income	$2,694	6.8%	$1,650	4.6%

	Nine Months Ended
	September 30, 2006		October 1, 2005
Sales	$115,738	100.0%	$97,603	100.0%
Cost of sales	79,290	68.5	67,611	69.3
Gross margin	36,448	31.5	29,992	30.7
Selling, general and administrative expenses	20,860	18.0	17,300	17.7
Research, development and engineering expenses	3,380	2.9	2,763	2.8
Operating income	12,208	10.6	9,929	10.2
Interest expense	(72)	(0.1)	(1,662)	(2.1)
Interest income	222	0.2	116	—
Loss on extinguishment of debt	—	—	(480)	—
Other income, net	11	—	32	—
Income from continuing operations before income taxes	12,369	10.7	7,935	8.1
Provision for income taxes	4,692	4.1	2,976	3.0
Income from continuing operations	7,677	6.6	4,959	5.1
Gain (loss) from discontinued operations, net of tax	20	—	(150)	(0.2)
Net income	$7,697	6.6%	$4,809	4.9%

Optical Systems Group (in thousands and as a percentage of sales)

	Three Months Ended				Nine Months Ended
	September 30, 2006		October 1, 2005		September 30, 2006		October 1, 2005
Sales	$33,640	100.0%	$29,345	100.0%	$96,170	100.0%	$78,774	100.0%
Cost of sales	23,056	68.5	19,999	68.2	65,542	68.1	54,415	69.1
Gross margin	$10,584	31.5%	$9,346	31.8%	$30,628	31.9%	$24,359	30.9%

Sales in the Optical Systems Group increased 14.6% for the three months ended September 30, 2006 compared to the same period in the prior year.  Sales in the Optical Systems Group increased 22.1% for the nine months ended September 30, 2006 compared to the same period in the prior year. The increase in sales was primarily due to growth in our infrared product lines driven from strong military and homeland security spending on surveillance and targeting programs. In addition, year over year growth was also driven by the acquisition of DOP. in May  2005.

Gross margin of 31.5% for the three months ended September 30, 2006 was slightly lower than gross margin for the comparable period in the prior year. Gross margins vary slightly from period to period as a result of product mix. Gross margin of 31.9% for the nine months ended September 30, 2006 was higher than gross margin for the comparable period in the prior year.  This increase in gross margin was mainly due to the growth in our infrared product lines, as we continue to benefit from both increased volume and the overall higher than average profitability associated with these products.

Distributed Products Group (in thousands and as a percentage of sales)

	Three Months Ended				Nine Months Ended
	September 30, 2006		October 1, 2005		September 30, 2006		October 1, 2005
Sales	$6,135	100.0%	$6,226	100.0%	$19,568	100.0%	$18,829	100.0%
Cost of sales	4,246	69.2	4,370	70.2	13,748	70.3	13,196	70.1
Gross margin	$1,889	30.8%	$1,856	29.8%	$5,820	29.7%	$5,633	29.9%

Sales in the Distributed Products Group decreased 1.5% for the three months ended September 30, 2006 and increased 3.9% for the nine months ended September 30, 2006 as compared to the same periods in the prior year. The overall increase in sales year over year was a result of increased activity in new customers.  Gross margin, as a percentage of sales, for the three months ended September 30, 2006 was slightly higher than gross margin in the same period in the prior year mainly due to favorable product mix. Gross margin, as a percentage of sales, for the nine months ended September 30, 2006 was lower than gross margin in the comparable period of the prior year despite the increase in sales volume due to competitive pricing pressures, continued increasing freight costs and increased anti-dumping duty costs.

Operating Expenses (in thousands and as a percentage of sales)

	Three Months Ended				Nine Months Ended
	September 30, 2006		October 1, 2005		September 30, 2006		October 1, 2005
Selling, general and administrative	$6,918	17.4%	$6,254	17.6%	$20,860	18.0%	$17,300	17.7%
Research, development and engineering	1,261	3.2	975	2.7	3,380	2.9	2,763	2.8

SG&A Expenses.  Costs increased, year over year, primarily due to the acquisition of DiOP.  In addition, costs increased due to the implementation of SFAS 123(R) for share-based compensation expensing during the nine months of 2006, increased amortization of intangible assets and increased selling efforts associated with our infrared product lines.

Research, Development and Engineering Expenses.   Research, development and engineering expenses increased for the three months and nine months ended September 30, 2006 compared to the same periods in the prior year.  This increase was primarily due to the acquisition of DiOP during the second quarter of 2005 and the incremental expense associated with a full nine months of DiOP expenses in 2006.  The acquired infrared product lines require ongoing research and development efforts to ensure product competitiveness in the imaging market place.

Other Income and Expenses

Interest expense.  Interest expense was $10 thousand in the third quarter of 2006 and $72 thousand for the nine months ended September 30, 2006 compared to interest expense of $889 thousand and $1.7 million in the comparable periods of 2005.  The lower interest expense was due to lower overall borrowings during 2006 compared to borrowings in 2005. There were no outstanding borrowings as of September 30, 2006 compared to $55.0 million in borrowings as of October 1, 2005.

Interest income.  Interest income was $71 thousand in the third quarter of 2006 and $222 thousand for the nine months ended September 30, 2006 compared to interest income of $40 thousand and $116 thousand in the comparable periods of 2005.  The increase in interest income was primarily due to an interest payment of $60 thousand received in the first quarter of 2006 on a fully reserved note receivable obtained from the sale of a former division and higher average cash on hand.  Interest income was primarily composed of income from cash and cash equivalents.

Other expense and income, net.  Net other expense was $14 thousand in the third quarter of 2006 and net other income was $11 thousand for the nine months ended September 30, 2006 compared to net other expense of $4 thousand and other income of $32 thousand in the comparable periods of 2005.  Other income and expenses were primarily the result of gains and losses incurred as a result of foreign exchange rates and the disposal of capital equipment.

Income Taxes.  The consolidated effective tax rate was 37.9% for the three and nine months ended September 30, 2006 compared to 37.5% in the comparable periods of 2005. During the first nine months of 2006, we recorded a tax expense of 34.0% for federal taxes and 3.9% for state taxes.  Our effective tax rate for 2006 increased primarily due to the effects of the non-deductible incentive stock options.

Liquidity and Capital Resources

As of September 30, 2006, cash and cash equivalents totaled $5.7 million.  Our current ratio (current assets divided by current liabilities), was 2.3 as of September 30, 2006, which was consistent with the level at October 1, 2005. Maintaining this current ratio supports our goal to maintain a high level of liquidity to seek growth opportunities.

During the first nine months of 2006, we borrowed and subsequently repaid $8.0 million under our revolving credit facility.  The weighted-average interest rate on these borrowings was 6.3%. The $15.0 million revolving credit facility remains available through May 2008, subject to optional prepayment in accordance with its terms. Up to $2.0 million of the revolving credit facility may be utilized to issue letters of credit.  We may elect to have any borrowing under the revolving credit facility bear interest either at the bank’s prime rate or the LIBOR rate plus a margin of 100 to 275 basis points, depending on our consolidated funded debt-to-consolidated EBITDA ratio.  We have the option of selecting the 1-month, 2-month, 3-month or 6-month LIBOR rate.  As of September 30, 2006, there were no borrowings outstanding under the revolving credit facility.  However, as of September 30, 2006, $800 thousand of the revolving credit facility was utilized for outstanding letters of credit.

Net cash provided by operating activities for the nine months ended September 30, 2006 was $9.8 million.

Our net income for the first nine months of 2006 was $7.7 million, which included $3.3 million of depreciation and amortization, a $962 thousand decrease in our deferred tax assets, $808 thousand of share-based compensation expense and $29 thousand of other non-cash items. In addition, we spent $247 thousand on discontinued operations primarily for leases and environmental clean-up activities.

During the nine months ended September 30, 2006, we utilized $2.5 million of cash to fund an increase in our working capital. We utilized $83 thousand of cash to fund an increase in accounts receivable primarily as a result of increased sales volume. We used $5.4 million of cash to fund an increase in our inventories, which resulted from long lead-time orders and increased sales by our Optical Systems Group, which was partially offset by a $2.6 million increase in accounts payable and accrued liabilities primarily due to the timing of vendor invoices and payments. Accrued liabilities also increased during the nine months ended September 30, 2006 due to increased compensation-related expenses primarily associated with incentives. In the first nine months of 2006, deferred income increased $357 thousand primarily as a result of increased customer deposits partially offset by the recognition of revenue on a large aerospace and defense program booked in the first quarter of 2005.  Additional cash outflows of $242 thousand were primarily for costs associated with the utilization of loss contract reserves.

Net cash provided by operating activities for the nine months ended October 1, 2005 was $5.3 million.

Our net income for the first nine months of 2005 was $4.8 million, which included $2.9 million of depreciation and amortization and $1.4 million change in net deferred tax assets and $50 thousand of non-cash items.  Net income and non-cash expenses were partially offset by operating cash outflows of $3.2 million. Inventory increased $1.8 million as a result of long-lead time production orders due to increased sales volume. Accounts receivable also increased $486 thousand due to increased sales volume. In addition, accrued liabilities decreased $748 thousand primarily due to the beneficial tax treatment of the DiOP acquisition partially offset by an increase in compensation related expenses and an accrual for inventory received but not yet invoiced. Additional cash outflows of $662 thousand were primarily for costs associated with the utilization of loss contract and workers compensation reserves. During the first nine months of 2005, we spent $185 thousand on discontinued operations primarily for leases and environmental clean-up activities.

Net cash used in investing activities was $11.3 million for the nine months ended September 30, 2006.  We utilized $4.0 million of cash to purchase a new facility for our IR Systems division and invested an additional $1.6 million in capital improvements for the new facility. During the nine months ended September 30, 2006, other capital expenditures of $3.0 million were primarily for the purchase of production and testing equipment. We also utilized $2.8 million of cash for the Telic Optics, Inc. (“Telic”) earn-out payment. We also received $132 thousand of proceeds from the sale of fully depreciated machinery.

Net cash used in investing activities was $59.3 million for the nine months ended October 1, 2005.  In the first nine months of 2005, we utilized $57.1 million of cash to purchase DiOP and $2.2 million of cash for capital expenditures primarily for purchases of general machining equipment.

Net cash provided by financing activities was $152 thousand for the nine months ended September 30, 2006.  During the first nine months of 2006, we borrowed and subsequently repaid $8.0 million under our revolving credit facility, and we also received $105 thousand in proceeds from the exercise of stock options and recorded a tax benefit of $47 thousand related to the exercise of non-qualified stock options.

Net cash provided by financing activities was $53.9 million for the nine months ended October 1, 2005.   During 2005, we borrowed $55.0 million to purchase DiOP and repay $4.3 million of financing related to the acquisition of Telic in April 2004.  In addition, we completed a public stock offering of 3,450,000 shares of common stock, which generated $58.0 million of cash, during the third quarter of 2005. Net proceeds after all expenses were paid were $57.6 million.  During the third quarter of 2005, we made a $1.0 million principal payment and utilized a portion of the net proceeds from the public stock offering to prepay the remaining $54.0 million outstanding on our credit facility.  During the first nine months of 2005, we also received $680 thousand in proceeds from the exercise of options and paid off the remaining $518 thousand of capital lease obligations.

With our existing cash balance, anticipated cash flows from operations and our $15.0 million revolving credit facility, management believes that Axsys has sufficient liquidity to finance its operations, capital expenditures and working capital requirements for the foreseeable future.

Backlog

A substantial portion of Axsys’ business is of a build-to-order nature requiring various engineering, manufacturing, testing and other processes to be performed prior to shipment.  As a result, Axsys generally has a significant backlog of orders to be shipped.  Axsys ended the first nine months of 2006 with a backlog of $115.2 million, compared to a backlog of $108.6 million at October 1, 2005, an increase of $6.6 million, or 6.1%.  We believe that a substantial portion of our backlog of orders at September 30, 2006 will be shipped over the next twelve months. However, approximately 13.9% of our current backlog will be shipped in the fourth quarter of 2007 and beyond.

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

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not file a return in a particular jurisdiction). Under FIN 48, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. FIN 48 substantially changes the applicable accounting model and is likely to cause greater volatility in income statements as more items are recognized discretely within income tax expense. FIN 48 also revises disclosure requirements and introduces a prescriptive, annual tabular rollfoward of the unrecognized tax benefits. FIN 48 must be adopted no later than January 1, 2007. Early adoption is permitted. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial position and results of operations and expect to adopt FIN 48 effective January 1, 2007.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costing” (“SFAS 151”), which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS 151 requires that those amounts, if abnormal, be recognized as expenses in the period incurred. In addition, SFAS 151 requires the allocation of fixed production overheads to the cost of conversion based upon the normal capacity of the production facilities. We adopted SFAS 151 during the first quarter of 2006. The adoption did not have a material impact on our earnings and financial position.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Axsys’ market risk sensitive instruments do not subject it to material risk exposures. During the nine months ended September 30, 2006, we borrowed and subsequently repaid $8.0 million under our revolving credit facility. We paid a weighted-average interest rate of 6.3% on the borrowings, resulting in $46 thousand in interest expense. Our $15.0 million revolving credit facility remains available through May 2008, subject to optional prepayment in accordance with its terms. Up to $2.0 million of the revolving credit facility may be utilized to issue letters of credit.  We may elect to have any borrowing under the revolving credit facility bear interest either at the bank’s prime rate or the LIBOR rate plus a margin of 100 to 275 basis points, depending on our consolidated funded debt-to-consolidated EBITDA ratio.  We have the option of selecting the 1-month, 2-month, 3-month or 6-month LIBOR rate.  On September 30, 2006, there were no borrowings outstanding under the revolving credit facility.  However, as of September 30, 2006, $800 thousand of the revolving credit facility was utilized for outstanding letters of credit.

Item 4. CONTROL AND PROCEDURES

As of September 30, 2006, management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of Axsys’ disclosure controls and procedures. Our principal executive officer and principal financial officer concluded, based on their review, that Axsys’ disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), were, as of the end of the period covered by this quarterly report, effective to ensure that information required to be disclosed by Axsys in reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

During the third quarter of 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 6.  EXHIBITS

10.1

Letter Agreement between Stephen W. Bershad and Axsys Technologies, Inc. extending the term of the initial period of Mr. Bershad’s Employment Agreement (filed as Exhibit 10.1 to Axsys’ Form 8-K, filed August 8, 2006 (File no. 000-16182) and incorporated herein by reference).

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

Date: October 25, 2006		AXSYS TECHNOLOGIES, INC.

	By:	/s/ Stephen W. Bershad
Stephen W. Bershad
Chairman of the Board of Directors
and Chief Executive Officer

/s/ David A. Almeida
David A. Almeida
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

EXHIBITS INDEX

Exhibit Number	Description

10.1

Letter Agreement between Stephen W. Bershad and Axsys Technologies, Inc. extending the term of the initial period of Mr. Bershad’s Employment Agreement (filed as Exhibit 10.1 to Axsys’ Form 8-K, filed August 8, 2006 (File no. 000-16182) and incorporated herein by reference).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350 — Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. Section 1350 — Chief Financial Officer