Form 10-K
period 2006-12-31
AXSYS TECHNOLOGIES INC
filed 2007-02-20
CIK 206030

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission File No.: 0-16182

AXSYS TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	11-1962029
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
175 Capital Boulevard, Suite 103 Rocky Hill, Connecticut	06067
(Address of principal executive offices)	(Zip Code)

(860) 257-0200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock,	The NASDAQ Stock Market LLC
$.01 Par Value Per Share

Securities registered pursuant to Section 12(g) of the Act:None

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

Large accelerated filer ☐                 Accelerated filer ☒                 Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the close of business on July 1, 2006 was $129,486,579.

The number of shares outstanding of the registrant’s common stock as of February 16, 2007 was 10,660,179.

Parts of the following document are incorporated by reference into Part III of this Annual Report on Form 10-K: the Proxy Statement for the registrant’s 2007 Annual Meeting of Stockholders.

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

Our solutions are often embedded in larger systems that depend on precise optical control for accurate operation of critical functions. We are involved in many large-scale programs including the F-16, F-18, Apache, Stryker, M1A2 Abrams and Bradley Fighting Vehicle. Many of the applications with which we are involved include the continuing development of next-generation targeting, navigation and imaging systems for fighter aircraft, helicopters, aircraft carriers and armored vehicles. We also supply critical guidance and seeker components for platforms such as the Minuteman intercontinental ballistic missile and the AIM-9X Sidewinder missile. Our products are included on many platforms within the U.S. National Missile Defense program, or NMD. Our defense products are often used in sophisticated stabilized optical platforms, or SOPs, which are highly accurate optical positioning mechanisms. The SOPs are essential in applications such as military targeting and imaging systems.

In addition to optical solutions, we distribute precision ball bearings used in a variety of industrial and commercial applications. We sell our components, sub-systems and bearings to a variety of original equipment manufacturers, or OEMs.

We are organized into two businesses: the Optical Systems Group and the Distributed Products Group. Financial information by business segment can be found in Note 15 to the consolidated financial statements included elsewhere in this annual report.

Optical Systems Group

The Optical Systems Group designs, manufactures and sells highly precise systems, sub-systems and components that are typically used in surveillance, long-range observation, tracking and targeting and high-performance imaging applications.

Our products can be grouped into four primary areas: reflective optical products, infrared products, motion control products and precision optical and mechanical structures. However, customer requirements sometimes demand an optical solution that combines products from several of these areas. Our defense products are often designed to be integrated into stabilized optical platforms, which are highly accurate optical positioning mechanisms. Stabilized optical platforms are essential in applications such as military targeting and imaging systems.

The focus markets for our Optical Systems Group are aerospace, defense and homeland security. Our products are typically sold to OEMs, which in turn supply a variety of government and commercial end-customers. Our thermal camera systems are typically used for border surveillance, perimeter security and public safety, while sub-systems and components are usually designed for integration into our customers’ high-performance optical systems.

The core technologies and manufacturing techniques that we use to supply the aerospace and defense industry are transferable to commercial markets. The commercial markets that we serve include the semiconductor, high-performance graphic arts and medical imaging industries. In all of these markets, highly precise optical and motion control systems are required.

The Optical Systems Group has design and manufacturing facilities in San Diego, California, Cullman, Alabama, Rochester Hills, Michigan and Nashua, New Hampshire.

For the fiscal year ended December 31, 2006, the Optical Systems Group generated $129.9 million, or approximately 83.1%, of our total revenues.

Distributed Products Group

The Distributed Products Group distributes precision ball bearings, spherical plain bearings and bushings, which are acquired from various domestic and international sources, to OEMs and maintenance, repair and overhaul companies, or MROs. The bearings and bushings are used in a variety of industrial automation and commercial markets. Additionally, the Distributed Products Group designs, manufactures and sells mechanical bearing subassemblies for a variety of customers. The Distributed Products Group is comprised of the AST Bearings Division located in Montville, New Jersey, with a satellite distribution center in Irvine, California. For the fiscal year ended December 31, 2006, the Distributed Products Group generated $26.4 million, or approximately 16.9%, of our total revenues.

Market Overview

Our products are sold mainly to OEMs in a variety of markets that demand the precision and performance that our products and capabilities provide.

Optical Systems Group

Military Surveillance and Targeting.   Surveillance and Targeting represents one of the largest growth sectors in the U.S. Department of Defense budget. This sector includes optical sensors and thermal imaging equipment. We have a substantial heritage in this market and continue to focus on protecting and building upon this position. We are involved in many large-scale programs including the F-16, F-18, Apache, Stryker MIA2 Abrams and Bradley Fighter Vehicle. Many of the applications with which we are involved include the continuing development of the next-generation targeting, night vision, navigation and imaging systems for military applications. We are a major supplier of optical systems for night-vision optical systems, which are an important component of the U.S. Army’s strategy to “Own the night”.

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

We have the opportunity to provide value-added solutions by integrating our technologies into sophisticated optical systems. We have recently developed motorized pan and tilt gimbal systems, which are often used to support and position thermal cameras and other sensors.

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

Graphic Arts.   We were a pioneer in the development of airbearing laser scanners used for digital imaging of film within the graphic arts market in the early 1990’s. While declining advertising revenues have negatively impacted the graphic arts market, we have expanded our product offering to include marker engines, which can increase our average selling price to a customer over six-fold. Although we anticipate a moderate decline in the overall graphic arts market, we expect to mitigate some of this decline with the introduction of marker engines to our customer base.

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

Technologies, Products and Capabilities

We utilize several key manufacturing technologies and have developed software and systems integration capabilities that enable us to design, manufacture and assemble a wide variety of high-performance precision optical and motion control solutions. Our core competencies include:

Thermal Imaging Cameras.   We have leveraged our turnkey optical design, manufacturing and integration capabilities into an extensive and growing line of world-class thermal imaging cameras. We currently have a product line of seven integrated thermal imaging systems, approximately 20 cooled and uncooled cameras and five clip-on weapon night sights. Our success in thermal cameras is integrally tied to our coating processes and ability to produce industry-leading optical lens assemblies. Our cameras, including surveillance systems, clip-on weapon night sights and handheld imagers, fill a variety of requirements of the federal and military customers, municipal first responders, firefighters and commercial entities. We have expanded into the design and manufacture of thermal cameras and systems intended for a wide range of surveillance requirements in the military, homeland security and commercial sectors. We sell weapons sights, both image intensified and uncooled thermal imagers, that are designed to clip onto a soldier’s existing day sight, eliminating the need to change over from a day scope to a dedicated night sight while allowing the weapon to retain its boresight after repeated use. We also manufacture a line of handheld thermal cameras that we market and sell to first responders in municipal fire, law enforcement and security departments, as well as to the U.S. Border Patrol and the U.S. military. We also manufacture and sell a line of complementary products, which are thermal imaging cameras designed specifically for firefighting.

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

Rotary Airbearing Scanners.   We design and manufacture rotary airbearing scanners for use in high precision graphic arts and medical imaging applications, semiconductor mask production and inspection applications, as well as defense applications. Airbearing scanners provide numerous advantages over mechanical bearings due to their low noise characteristics, repeatability and ability to rotate at high speeds (up to 100,000 RPMs). When combined with our electronic controllers, our airbearing scanners provide extremely high cross-scan accuracy and extremely low jitter.

Integrated Systems.   Part of our product strategy is to develop systems that incorporate multiple products. Our integration capabilities create value for the prime contractors by reducing the number of suppliers and collapsing the supply chain. One notable example of this strategy is our recent introduction of pan and tilt positioners that are compatible with our infrared cameras as well as other payloads.

The following table summarizes our core engineering and manufacturing capabilities:

Core Technologies
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
Fold Mirrors
Collimators

Backlog and Orders

Axsys recognized, in 2006, bookings of $174.1 million, ending the year with record backlog of $130.4 million, of which 14.8% will be shipped beyond 12 months. Our backlog increased by $17.7 million, or 15.7%, compared to our ending backlog of $112.7 million as of December 31, 2005.

Competition

The markets for our products are competitive. We compete primarily on the basis of our ability to design and engineer products to meet performance specifications set by our customers. Most of our customers are OEMs that purchase component parts or subassemblies, which they incorporate into their end products. Although most of our customers are OEMs, our thermal imaging cameras and clip-on night sights are typically sold directly to equipment integrators, as well as government, military and commercial end users. Product pricing, quality, customer support, experience, reputation and financial stability are also important competitive factors.

There are a limited number of competitors in each of the markets for the various types of precision optical, infrared and motion control systems and components that we design, manufacture and sell. Our competitors are often well entrenched, particularly in the aerospace and defense markets. Some of these competitors have substantially greater resources than we do. We believe that the breadth of our technologies and product offerings provides us with a competitive advantage over certain manufacturers that supply only discrete components or who are not vertically integrated with enabling technologies.

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

BAE Systems, an aerospace and defense systems supplier, represented 12.1% of our total sales during 2006. Raytheon Company, an aerospace and defense systems supplier, represented 12.3% and 18.9% of our total sales during 2005 and 2004, respectively. Our accounts receivable from BAE Systems was $2.4 million as of December 31, 2006, and our accounts receivable from Raytheon was $1.0 million at December 31, 2005 and $4.5 million at December 31, 2004. We participate with BAE Systems on multiple programs, with the majority of our sales to BAE Systems relating to an armored vehicle program and a thermal weapons sight program. Both programs are ultimately dependent on U.S. Department of Defense spending and could be canceled. However, night vision systems are a high priority for the U.S. military and, therefore, we do not foresee any weakening of demand for these products in the short term.

We had aggregate sales, both military and non-military, directly to the U.S. government, including its agencies and departments, of approximately $4.8 million in 2006, $4.6 million in 2005, and $2.4 million in 2004. These sales accounted for approximately 3.0% of total sales in 2006, 3.4% in 2005 and 2.3% in 2004. Approximately 57.3% of total sales in 2006, 56.3% in 2005 and 46.0% in 2004 were derived from subcontracts with U.S. government contractors. The majority of these contracts are subject to termination at the convenience of the U.S. government, and certain contracts are also subject to renegotiation. Currently, we are not aware of any proposed termination or renegotiation of such contracts that would have a material adverse effect on our business.

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

Sales, Marketing and Customer Support

As of December 31, 2006, we employed 67 sales, marketing and customer support personnel throughout our organization, compared to 69 employees in similar functions at the end of 2005. We utilize two OEM sales organizations, one focused on aerospace and defense customers and the other focused on high-performance commercial customers. We have a separate distributed products sales force that is focused on selling ball bearings, bushings and assemblies, principally to commercial and industrial oriented OEMs as well as MRO distributors.

Our sales organization included 25 direct sales field personnel, most of whom have engineering backgrounds, with the remainder involved in inside sales, customer service, program management, contract administration and applications engineering. We believe that our sales effort is enhanced by having engineering-trained sales personnel available to meet with our customers’ engineering personnel. Our application and design engineers are also involved in the sales process.

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

	Years Ended December 31,
	2006	2005	2004
	(In thousands)
United States	$141,806	$118,218	$91,069
Europe	9,462	10,026	8,672
Other foreign	5,079	5,299	3,789
Total sales	$156,347	$133,543	$103,530

Research, Development and Engineering

We seek to develop new products and improve existing products in order to keep pace with the increasing performance requirements of our customers. We devote significant resources, a portion of which is reimbursed by customers, to development programs directed at creating new products and product enhancements, as well as developing new applications for existing products. Because we believe that our ability to compete effectively depends in part on maintaining and enhancing our expertise in applying new technologies and developing new products, we dedicate substantial resources to engineering, research and development. As of December 31, 2006, we employed 95 individuals in engineering, research and development functions. We cannot assure you that our product development efforts will be successful in producing products that respond to technological changes or new products introduced by others.

Our costs associated with research, development and engineering expenses were $4.5 million in 2006, $3.8 million in 2005 and $2.7 million in 2004. We intend to direct our research and development activities toward integrating our various technologies and continuing to develop sub-systems.

Raw Materials Suppliers

The raw materials and components that we purchase are generally available from multiple suppliers. However, Brush Wellman, Inc. is the only U.S. source for beryllium, which is a material used extensively by our Company. Historically, we have had an excellent relationship with Brush Wellman and have not encountered problems in obtaining our supply requirements. While there is an alternative source in Kazakhstan, most of our military contracts preclude the use of non-US material. We believe that a partial or complete loss of Brush Wellman as a supplier of beryllium, or production shortfalls or interruptions that otherwise impair the supply of beryllium, would have a material adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2006, we have an accrual of $666 thousand for future costs related to the Ohio and Florida sites. These estimates have been developed in consultation with outside environmental and legal consultants handling these matters and are based upon an analysis of the anticipated remediation plans. We do not anticipate these matters will have a material adverse effect on our consolidated financial position. It is possible, however, that future results of operations could be materially affected by changes in our assumptions.

In addition, in 2001, we were notified by the United States Environmental Protection Agency, or the EPA, that it considers us a PRP for the US Cap and Jacket site in Prospect, Connecticut. Our former subsidiary, which was merged into us in 1979, operated a screw machine shop at this location from 1961 to 1978. The EPA demanded reimbursement for its costs incurred in connection with a time-critical removal action at the site in 2001. In April 2004, the EPA notified us that the total amount of these costs was approximately $650 thousand, including indirect costs and interest accrued through that date. We advised the EPA of our position that the contamination must have occurred after our ownership of the site and that, accordingly, we are not responsible for the EPA’s costs or the remediation of the site. The EPA continued its investigation of the site, including serving us with a formal request for information under Section 104(e) of CERCLA in July 2004 (to which we responded). The EPA designated no other PRPs. The EPA informed us that it was prepared to commence a CERCLA cost-recovery action against us if we were unable to amicably resolve the matter. On July 18, 2005, we signed a settlement agreement with the EPA, settling this matter for $175 thousand, plus accrued interest from this date through the date of payment. We have no further responsibility to the EPA as it relates to the EPA’s 2001 removal action at this site. During 2005, we recognized an after tax charge of $150 thousand in discontinued operations for the settlement costs and legal expenses associated with the settlement of this matter.

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

Employees

As of December 31, 2006, we employed 765 persons, including 536 in manufacturing, 67 in sales, 95 in engineering and 67 in administration. Currently, none of our employees are represented by unions and we consider our relationship with our employees to be satisfactory. There has been no significant interruption of operations due to labor disputes.

Available Information

Our Internet website is http://www.axsys.com. We make available free of charge on our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the Securities and Exchange Commission. In addition, we have posted the charters for our Audit Committee, Compensation Committee, and Nominating and Governance Committee on our website under the heading “Investors.” These charters are not incorporated herein by reference. We will also provide a copy of these documents to shareholders upon request.

Item 1A.                RISK FACTORS

You should carefully consider each of the risks and uncertainties we describe below and all of the other information in this annual report. The risk and uncertainties we describe below are not the only ones we face. Additional risks and uncertainties of which we are currently unaware or that we currently believe to be immaterial may also adversely affect our business.

We depend on contracts with the U.S. federal government for a significant portion of our sales. Most of these contracts are subject to termination and renegotiation by the U.S. federal government at any time.

The aerospace and defense industry, which represents the majority of our sales, is largely dependent upon government contracts. A significant portion of our business and business development efforts is concentrated in the aerospace and defense industry. Our business depends, in significant part, upon the U.S. government’s continued demand in the area of defense for high-end, high-performance products of the type that we manufacture. Approximately 60% of our sales in 2006 and 2005 and 48% in 2004 were derived directly from contracts with the U.S. government, or its agencies or departments, or indirectly from subcontracts with U.S. government contractors.

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

The loss of BAE Systems as a customer or a significant reduction in sales to BAE Systems could have a materially adverse effect on our business, financial condition and results of operations.

We rely on key customers. We currently have one customer that represents a significant portion of our sales. During 2006, approximately 12.1% of our sales were to BAE Systems. The loss of BAE Systems as a customer or a significant reduction in sales to BAE Systems could have a materially adverse effect on our business, financial condition and results of operations.

If BAE Systems or any of our other key customers becomes insolvent or files for bankruptcy, our ability to recover accounts receivable from that customer would be adversely affected and any payments we received in the preference period prior to a bankruptcy filing may be potentially recoverable, which could have a materially adverse effect on our business, financial condition and results of operations.

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

Backlog represents products or services that our customers have committed by contract to purchase from us. Our backlog as of December 31, 2006 was $130.4 million. Our backlog is subject to fluctuations and is not necessarily indicative of future sales. Moreover, cancellations of purchase orders or reductions of product quantities in existing contracts could materially reduce our backlog and, consequently, future revenues. Our failure to replace canceled or reduced backlog could result in lower revenues.

We operate internationally, which exposes us to the risks of doing business abroad.

Our levels of international sales and purchases could pose risks to our operating results. Our international sales accounted for approximately 9.3% of our sales in 2006, 11.5% in 2005 and 12.0% in 2004. In addition, our products are sold to domestic customers who use them in products that they sell into international markets. Also, we purchase a substantial portion of our ball bearing products from two foreign suppliers and certain other products from other foreign suppliers. Our international sales and purchases are subject to a number of risks generally associated with international operations, including the following:

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

If we fail to integrate acquired businesses successfully or to manage our growth, that failure could have a materially adverse effect on our business, financial condition and results of operations. Further, there can be no assurance that we will be able to maintain or enhance the profitability of any acquired business or consolidate operations to achieve cost savings.

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

We provide our services primarily through firm fixed-price contracts. Substantially all of our net sales for 2006 were derived from firm fixed-price contracts, which require us to perform services under a contract at a stipulated price. We assume greater financial risk on firm fixed-price contracts. Failure to anticipate technical problems, estimate costs accurately or control costs during performance of a fixed-price contract will reduce our profit or cause a loss. Although we believe that adequate provision for our costs of performance is reflected in our financial statements, we can give no assurance that this provision is adequate or that losses on firm fixed-price contracts will not occur in the future.

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

Our Chairman of the Board and Chief Executive Officer beneficially owned approximately 18.3% of our common stock outstanding as of December 31, 2006. As a result, he will have the ability to exert influence with respect to corporate actions, including the election of directors and certain sales or mergers and acquisitions. In addition, the interests of our Chairman of the Board and Chief Executive Officer may conflict with the interests of the other holders of our common stock.

Provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable.

Certain anti-takeover provisions could cause harm to our stockholders. Our Restated Certificate of Incorporation, as amended, our By-Laws and the General Corporation Law of the State of Delaware, which we refer to as the DGCL, contain various provisions that could delay or impede the removal of incumbent directors and could make a merger, tender offer or proxy contest involving us more difficult, even if such a transaction would be beneficial to the interests of the stockholders, or could discourage a third party from attempting to acquire control of us.

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

Item 1B.               UNRESOLVED STAFF COMMENTS

None.

Item 2.                        PROPERTIES

We lease approximately 4,740 square feet of office space, located at 175 Capital Boulevard in Rocky Hill, Connecticut, for our corporate headquarters. This lease expires in 2012. The principal plants and other significant properties at December 31, 2006 are:

Location	Type of Facility	Square Footage	Leased/Owned; Expiration
Cullman, AL	Manufacturing, Engineering	120,000	Owned
Nashua, NH	Manufacturing, Engineering	78,000	Owned
San Diego, CA	Manufacturing, Engineering	64,800	Leased; 2010
Montville, NJ	Distribution	34,400	Leased; 2009
Rochester Hills, MI	Manufacturing, Engineering	29,000	Leased; 2011

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

None during the quarter ended December 31, 2006.

PART II

Item 5.                        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Axsys’ common stock trades on the Nasdaq Global Select Market under the symbol “AXYS.” The following table sets forth the range of high and low sales prices as reported by Nasdaq during the fiscal years 2006 and 2005:

	2006		2005
	High	Low	High	Low
Fiscal Years Ended December 31:
First Quarter	$18.200	$15.760	$22.750	$16.520
Second Quarter	17.590	14.900	22.640	16.450
Third Quarter	17.490	13.890	20.600	17.510
Fourth Quarter	18.140	16.290	19.800	16.800

On February 16, 2007, the high sales price was $17.30 and the low sales price was $17.04.

On February 16, 2007, the approximate number of holders of record of Axsys’ common stock was 434. In addition, we believe that as of that date, there were approximately 2,200 beneficial owners.

Dividend Policy

Axsys has applied and currently intends to continue to apply the retained and current earnings toward the development of its business and to finance growth. Axsys did not pay cash dividends on the common stock during the three years ended December 31, 2006 and does not anticipate paying cash dividends in the foreseeable future. Our ability to declare and make dividends payments is restricted under our credit facility.

Issuer Purchases of Equity Securities

None during the quarter ended December 31, 2006.

Item 6.                        SELECTED FINANCIAL DATA

The following selected financial data for the five fiscal years presented below is derived from Axsys’ audited Consolidated Financial Statements as adjusted to reflect the discontinuance of the Automation Group in 2002. The data should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this annual report.

	Years Ended December 31,
	2006	2005 (1)(2)	2004 (3)(4)(7)	2003 (4)(7)	2002 (4)(5)(6)(7)
	(In thousands, except per share data)
Statement of Operations Data:
Sales	$156,347	$133,543	$103,530	$85,109	$79,586
Gross profit	48,899	41,646	30,656	23,073	20,132
Income (loss) from continuing operations	10,382	7,473	9,159	4,998	(3,014)
Net income (loss)	10,265	7,323	8,664	4,998	(7,061)
Basic net earnings (loss) per share from continuing operations	$0.98	$0.93	$1.30	$0.72	$(0.43)
Basic earnings (loss) per share	$0.97	$0.91	$1.23	$0.72	$(1.00)
Weighted-average basic common shares outstanding	10,629	8,006	7,020	6,986	7,038
Diluted earnings (loss) per share from continuing operations	$0.95	$0.90	$1.26	$0.71	$(0.43)
Diluted earnings (loss) per share	$0.94	$0.88	$1.19	$0.71	$(1.00)
Weighted-average diluted common shares outstanding	10,888	8,355	7,289	7,074	7,038

	At December 31,
	2006	2005	2004	2003	2002
	(in thousands)

Balance Sheet Data:
Total assets	$172,345	$156,208	$85,815	$66,845	$62,372
Long-term capital lease obligations (less current portion)	—	—	150	568	1,191
Long-term debt (less current portion)	—	—	3,333	—	—
Shareholders’ equity	131,188	119,541	53,093	43,898	39,093

(1)          On September 27, 2005, we issued and sold 3,450,000 shares of our common stock at a public offering price of $18.00 per share. The proceeds of this offering were used to prepay our existing credit facilities in 2005. This prepayment triggered a charge of $480 thousand for the loss on extinguishment of debt.

(2)          On May 2, 2005, we acquired Diversified Optical Products, or DiOP. We accounted for this acquisition under the purchase method of accounting and, accordingly, results of DiOP’s operations have been included in our Consolidated Statements of Operations since the date of acquisition.

(3)          On April 8, 2004, we acquired Telic Optics, Inc., or Telic. We accounted for this acquisition under the purchase method of accounting and, accordingly, the results of Telic’s operations have been included in our Consolidated Statements of Operations since the date of acquisition.

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

(5)          For 2002, certain engineering costs have been reclassified from cost of goods sold to operating expenses to conform to the current presentation.

(6)          In the third quarter of 2002, the Automation Group was divested, which included the Fiber Automation division and Automation Engineering, Inc., a wholly owned subsidiary. Accordingly, the Automation Group has been accounted for as discontinued operations and the operating results have been reported separately from continuing operations for all applicable periods. Sales applicable to these discontinued operations were $1.2 million in 2002.

(7)          In accordance with SFAS No. 109, we established a $4.6 million valuation allowance against our deferred income tax asset in 2002. As we reported income, we reduced the valuation allowance and utilized $3.2 million in 2004 and $1.4 million in 2003 as deferred income tax assets were realized.

Item 7.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth selected financial data on a consolidated basis (in thousands):

	Years Ended December 31,
	2006	2005	2004
Sales	$156,347	$133,543	$103,530
Cost of sales	107,448	91,897	72,874
Gross profit	48,899	41,646	30,656
Selling, general and administrative expenses	28,159	23,957	18,634
Research, development and engineering expenses	4,463	3,766	2,677
Operating income	16,277	13,923	9,345
Interest expense	(80)	(1,684)	(254)
Interest income	290	167	98
Loss on extinguishment of debt	—	(480)	—
Other (expense) income	(2)	33	(38)
Income from continuing operations before income taxes	16,485	11,959	9,151
Provision for (benefit from) income taxes	6,103	4,486	(8)
Income from continuing operations	10,382	7,473	9,159
Discontinued operations:
Loss from discontinued operations, net of income tax benefit	(117)	(150)	(495)
Net income	$10,265	$7,323	$8,664

The following table sets forth the percent of sales by segment:

	Years Ended December 31,
	2006	2005	2004
Optical Systems Group	83.1%	81.4%	75.5%
Distributed Products Group	16.9	18.6	24.5

Overview

Axsys is a leading designer and manufacturer of precision optical solutions for defense, aerospace, homeland security and high-performance commercial applications. These sophisticated solutions are typically found in applications that demand the finest optical surfaces, highest accuracy and tightest motion control tolerances. Application examples include weapon systems and long-range surveillance cameras. We are also a technology leader in the supply of infrared surveillance solutions to homeland security market customers, such as the U.S. Border Patrol, Army, Navy, Air Force, Coast Guard and various port authorities.

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

Optical Systems Group

The Optical Systems Group designs, manufactures and sells highly precise systems, sub-systems and components that are typically used in surveillance, long-range observation, tracking and targeting and high-performance imaging applications. Customers include both governmental and commercial organizations. The Optical Systems Group has design and manufacturing facilities in San Diego, California, Cullman, Alabama, Rochester Hills, Michigan, and Nashua, New Hampshire.

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

Facilities

On April 26, 2006, we purchased a 78,000 square foot building and 10.5 acres of land in Nashua, New Hampshire for $4.0 million. This facility serves as the consolidated manufacturing facility for our Axsys Technologies IR Systems division, formerly operating at two facilities in New Hampshire and Massachusetts. The relocation and the closure of the two existing facilities was completed in the fourth quarter of 2006. During 2006, total pre-tax costs associated with the relocation and facilities’ closures were approximately $325 thousand, with an additional $2.5 million of capital expenditures. These costs included equipment relocation, employee training and facility improvements. In addition, we recognized a $106 thousand in expense for the cancellation of the existing Salem facility lease.

Share-Based Compensation Expense

Beginning in the first quarter of 2006, we were required to record the expense of share-based payment transactions pursuant to Statement of Financial Accounting Standards No. 123 (revised ), “Share-Based Payment”, or SFAS 123(R). Under the modified prospective method, we were not required to restate the prior year financial statements or include in the current year any expenses related to stock option grants vested as of December 31, 2005.

During the first quarter of 2006, we reviewed our equity compensation program to determine the most appropriate equity award vehicles based on our objectives and new accounting and regulatory rules. Stock ownership guidelines, award types and award amounts were also reviewed to ensure market competitiveness. As a result of this review, we began granting a mix of restricted stock and stock options to all eligible employees and Directors. Prior to January 1, 2006, only stock option awards were granted.

As of December 31, 2006, there was $2.1 million of unrecognized compensation cost related to stock option awards, which is expected to be recognized over a weighted-average period of 1.7 years. As of December 31, 2006, we had unamortized compensation expense of $936 thousand associated with restricted stock awards, which will be amortized over the weighted-average remaining life of 3.9 years.

The impact of SFAS 123(R) on the statement of operations was as follows:

Year Ended
December 31, 2006
(in thousands)
Cost of sales	$(78)
Selling, general and administrative expenses	(962)
Research, development and engineering expenses	(53)
Operating income	$(1,093)
Net income	$(689)
Diluted earnings per share	$(0.06)

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

Significant Customers

BAE Systems, an aerospace and defense systems supplier, represented 12.1% of our net sales in 2006. Raytheon Company, an aerospace and defense systems supplier, represented 12.3% of our net sales in 2005 and 18.9% in 2004. While BAE, a prime contractor with the U.S. government, does constitute a significant portion of our business, we do not currently believe that this is at-risk business.

Backlog and Orders

Axsys recognized, in 2006, bookings of $174.1 million, ending the year with record backlog of $130.4 million, of which 14.8% will be shipped beyond 12 months. Our backlog increased by $17.7 million, or 15.7%, compared to our ending backlog of $112.7 million as of December 31, 2005. As we look forward, we expect continued growth in the Optical Systems Group, which is supported by the segment’s backlog of $115.9 million at the end of 2006. This group will continue to target orders that require highly precise optical and motion control solutions. Examples include surveillance, military navigation and targeting, ‘smart’ weapons, and medical imaging.

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

At December 31, 2006, there were no borrowings outstanding under the revolving credit facility; however, $1.1 million of the revolving credit facility was utilized for outstanding letters of credit

Acquisition of Telic Optics, Inc.

On April 8, 2004, we acquired all of the stock of Telic, a manufacturer of infrared optical products. The financial results of Telic are included in our Optical Systems Group’s results.

Telic’s broad infrared optics capabilities increase our product offerings and complement our strong position in reflective optical solutions. In addition, Telic’s products are typically used in ground- and sea-based programs. This complements our historical focus on air- and space-based programs and expands our overall market and program penetration. Finally, the complementary addition of Telic’s technical capabilities to our core technical strengths broadens our technical offering to prime contractors who are seeking to outsource the fulfillment of their optical requirements.

The initial purchase price of this acquisition, after a working capital adjustment of $15 thousand, was $14.4 million with an additional earn out payment of up to $4.0 million over 36 months following the closing date based on the achievement of certain revenue goals. Of this additional earn out payment, $1.2 million was earned in 2006 and will be paid out in 2007 and $2.8 million was earned in 2005 and subsequently paid in 2006. This increased the purchase price to $18.4 million at December 31, 2006. Included in the purchase price was $438 thousand of legal, audit and other acquisition related expenses that were incurred in connection with the acquisition. We funded the purchase price and associated transaction costs through a combination of existing cash balances and outside bank financing.

James Webb Space Telescope

Since 2004, we received $21.0 million of orders from Ball Aerospace and Technology Corporation, including the original contract and change orders, to produce the optical mirror substrates for the James Webb Space Telescope, or JWST. The contract contains $12.4 million of production sales and $8.6 million for facilitization. We recognized revenue of $3.9 million in 2006, $4.0 million in 2005 and $1.0 million in 2004 under the percentage of completion method of accounting related to the JWST project.

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

Our contract includes the production of optical substrates for an engineering development unit, 18 primary mirror segments, 2 spare mirrors and support structures. As of December 31, 2006, we delivered 16 of the primary mirror segments. We expect to ship the final units in 2007.

Results of Segment Operations

The following tables and discussion set forth selected financial information from continuing operations on a segment basis for the years ended December 31, 2006, 2005 and 2004. The segment tables, shown below, exclude one-time charges, which are shown separately.

Optical Systems Group Segment

(table in thousands and as a percentage of sales)

	Years Ended December 31,
	2006		2005		2004
Sales	$129,928	100.0%	$108,666	100.0%	$78,189	100.0%
Cost of sales	89,034	68.5%	74,393	68.5%	55,429	70.9%
Gross profit	$40,894	31.5%	$34,273	31.5%	$22,760	29.1%

Sales in the Optical Systems Group segment increased 19.6% for the year ended December 31, 2006 compared to 2005, while sales in this segment increased 39.0% for the year ended December 31, 2005 compared to 2004. The increase in 2006 sales compared to 2005 was primarily due to increased demand for our infrared product lines. The success of our thermal imaging cameras and lenses in military and homeland security surveillance and targeting applications continues to drive our revenue growth.

The increase in 2005 sales compared to 2004 sales was due to both the addition of a new revenue stream related to the acquisition of DiOP and continued organic growth year over year, primarily from our infrared product lines.

Gross profit as a percent of sales for the year ended December 31, 2006 remained comparable to 2005. The higher sales volume during 2006 did not generate incremental margin as we continued to increase our participation on large military programs, which generally carry lower than average margins. Gross profit as a percentage of sales for 2005 compared to 2004 increased mainly due to increased volume, improved sales mix related to our infrared business and improved efficiencies in comparison to the prior year.

The Optical Systems Group, as of December 31, 2006, had a backlog of definitive orders of $115.9 million, of which 14.1% is expected to ship beyond the 2007 fiscal year.

Distributed Products Group Segment

(table in thousands and as a percentage of sales)

	Years Ended December 31,
	2006		2005		2004
Sales	$26,419	100.0%	$24,877	100.0%	$25,341	100.0%
Cost of sales	18,414	69.7%	17,504	70.4%	17,445	68.8%
Gross profit	$8,005	30.3%	$7,373	29.6%	$7,896	31.2%

Sales in the Distributed Products Group increased 6.2% for the year ended December 31, 2006 compared to 2005,  while sales decreased 1.8% for the year ended December 31, 2005 comparable to 2004. Sales increased during 2006 compared to 2005 mainly due to increased activity of new and existing products from some of our larger customers. During 2005, revenues remained consistent when compared to 2004 despite increased pricing pressures and competition.

Gross profit, as a percent of sales, for 2006 was slightly higher than gross profit in the same period in the prior year mainly due to favorable product mix and a reduction in anti-dumping duty rates. For 2005, gross profit, as a percentage of sales, was lower than gross profit in the comparable period in 2004 year mainly due to competitive pricing pressures, continued increasing freight costs and increased anti-dumping duty rates that were not reflected in our pricing, which was include in our backlog coming into the year.

Operating Expenses

(table in thousands and as a percentage of sales)

	Years Ended December 31,
	2006		2005		2004
Selling, general and administrative expenses	$28,159	18.0%	$23,957	17.9%	$18,634	18.0%
Research, development and engineering expenses	4,463	2.9	3,766	2.8	2,677	2.6

Selling, general and administrative expenses.   Selling, general and administrative expenses, or SG&A, were $28.2 million in 2006 compared to $24.0 million in 2005 and $18.6 million in 2004. SG&A spending during 2006 was 17.6% higher than spending during 2005. Several factors contributed to the increases. During 2006, we implemented SFAS 123(R) for share-based compensation expensing, which cost totaled $1.1 million. Additional costs associated with having DiOP for a full year compared to eight months in 2005 were estimated to be $1.0 million. We incurred $431 thousand of move-related expenses associated with the consolidation of our IR Systems divisions. We incurred $500 thousand of additional professional costs in 2006 compared to 2005 as a result of anti-dumping duty issues associated with our Distributed Products Group and other legal matters associated with the ordinary course of business. Lastly, we spent an additional $1.3 million across several expense categories associated with the general growth of the business.

The spending increase from 2004 to 2005 was primarily due to the acquisition of DiOP and the incremental expenses associated with a full year of expense for Telic compared to nine months of expense in 2004. DiOP incurred $3.3 million of SG&A expenses in 2005, while Telic incurred an incremental $400 thousand of SG&A costs compared to the prior year as a result of a full year of operation. Amortization expense totaled $816 thousand in 2005 as compared to $73 thousand in 2004.

SG&A spending, as a percentage of sales, remained comparable to spending in the prior years despite the adoption of FAS123(R) and the move-related costs associated with consolidation of our IR Systems division.

Research, development and engineering expenses.   Research, development and engineering expenses in 2006 increased by $697 thousand and $1.1 million compared to 2005 and 2004, respectively. This was primarily a result of our infrared product line. This product line is research intensive as we continuously make improvements on products to ensure competitiveness in the imaging market place. Our legacy product lines are primarily manufactured and sold to OEMs based on their unique design specifications.

Other Income and Expenses

Interest expense.   Interest expense was $80 thousand in the year ended December 31, 2006, compared to $1.7 million in 2005 and $254 thousand in 2004. The lower interest expense was due to lower overall borrowings on our revolving credit facility during 2006 compared to borrowings in 2005. The increase in expense in 2005 compared to 2004 was primarily due to interest on our $55 million term loan incurred in conjunction with the acquisition of DiOP, which was partially offset by lower interest paid on capital leases compared to 2004.

Interest income.   Interest income was $290 thousand in the year ended December 31, 2006 compared to $167 thousand in 2005 and $98 thousand in 2004. Interest income was primarily composed of income from cash and cash equivalents and short-term investments. The increase year-over year was primarily due to overall higher interest rates on higher than average cash on hand.

Loss on extinguishment of debt.   In conjunction with our prepayment of the principal and accrued interest on the $20.0 million term loan A and the $35.0 million term loan B during 2005, we incurred a charge of $421 thousand for the write off of loan origination fees and a charge of $59 thousand for the early termination of the related interest rate swap agreement.

Other income and expense, net.   Net other expense in 2006 was $2 thousand compared to net other income of $33 thousand in 2005 and net other expense of $38 thousand in 2004. Other income and expense were composed primarily of the gains and losses incurred as a result of foreign exchange gains and losses and the disposal of capital equipment.

Income Taxes.   The consolidated effective income tax rate was 37.0% for the year ended December 31, 2006 compared to 37.5% in 2005 and (0.1)% in 2004. The effective rate for 2004 was impacted by the reversal of a previously-established valuation allowance. A valuation allowance is not required at December 31, 2006 as it is more likely than not that the net deferred income tax asset will be realized in the future.

Discontinued operations.   In 2006, we recognized an after-tax charge of $202 thousand related to legal and consulting expenses in conjunction with an environmental clean-up site of a discontinued operation. During 2002, Axsys disposed of the Automation Group, which included facilities in Wilmington, Massachusetts and Pittsburgh, Pennsylvania. At the time of the sale, Axsys continued to be responsible for fulfilling the remaining terms of the leases. As of December 31, 2006, we fulfilled all of our contractual obligations related to these sites and we recognized an after-tax gain of $85 thousand on the reversal of an accrual associated with these leases.

In 2005, we incurred an after-tax charge of $150 thousand from the settlement of the Prospect, Connecticut environmental claim related to a previously divested operation. As of December 31, 2005, we had no further responsibility to the EPA as it relates to this site.

In 2004, we recognized an additional loss reserve in conjunction with the 2002 sale of the Automation Group. The after-tax charge of $421 represents rental expenses for the two facilities within the Automation Group. In addition, during 2004, we recognized an after tax charge $74 thousand for an environmental-related expense for previously divested operations.

Net income.   We had net income of $10.3 million, or $0.94 per diluted share, in 2006, net income of $7.3 million, or $0.88 per diluted share, in 2005 and net income of $8.7 million, or $1.19 per diluted share, in 2004. In addition, we issued 3,450,000 shares of common stock through a public stock offering in September 2005, which impacted earnings per share.

Liquidity and Capital Resources

We fund our operations primarily from cash on hand and cash flow from operations. As of December 31, 2006, cash and cash equivalents totaled $6.0 million. We have maintained a high level of liquidity as evidenced by our current ratio (current assets divided by current liabilities), which was 2.2 as of December 31, 2006 and 2.1 as of December 31, 2005. Maintaining this current ratio supports our goal to maintain a high level of liquidity to seek growth opportunities.

During 2006, we borrowed and subsequently repaid $8.0 million under our revolving credit facility. The weighted-average interest rate on these borrowings was 6.3%. The $15.0 million revolving credit facility remains available through May 2008, subject to optional prepayment in accordance with its terms. Up to $2.0 million of the revolving credit facility may be utilized to issue letters of credit. We may elect to have any borrowing under the revolving credit facility bear interest either at the bank’s prime rate or the LIBOR rate plus a margin of 100 to 275 basis points, depending on our consolidated funded debt-to-consolidated EBITDA ratio. We have the option of selecting the 1-month, 2-month, 3-month or 6-month LIBOR rate. As of December 31, 2006, there were no borrowings outstanding under the revolving credit facility. However, as of December 31, 2006, $1.1 million of the revolving credit facility was utilized for outstanding letters of credit. Our credit facility requires us to maintain compliance with certain covenants, including covenants regarding minimum EBITDA, a minimum fixed charge coverage ratio and a maximum leverage ratio.

Net cash provided by operations was $12.7 million in 2006, $7.6 million in 2005 and $7.6 million in 2004. In 2006, our primary sources of operating cash were $10.3 million of net income plus non-cash expenses, which primarily consisted of $4.5 million of depreciation and amortization, $1.1 million of share-based compensation expense, $823 thousand decrease in our net deferred income tax asset and $102 thousand of other non-cash items. In addition, we spent $292 thousand on discontinued operations primarily for leases and environmental clean-up activities.

In 2006, we utilized $3.8 million of cash to fund changes in our operating assets and liabilities. We utilized $2.5 million of cash to fund an increase in accounts receivable primarily as a result of increased sales volume. We used $6.3 million of cash to fund an increase in our inventories, which resulted from long lead-time orders and increased sales by our Optical Systems Group, which was partially offset by the timing of vendor invoices and payments resulting in a $3.9 million increase to accounts payable and accrued liabilities. Accrued liabilities increased an additional $2.3 million as a result of higher excess of billings over costs of $1.8 million associated with percentage of completion accounting and additional compensation-related expenses of $1.2 million. Accrued liabilities decreased during 2006 by $700 thousand as a result of lower income tax payable, warranty reserves, accrued professional fees and other miscellaneous accruals. Additional cash outflows of $956 thousand were for the reduction of deferred income as we completed some long lead-time orders.

In 2005, our primary sources of operating cash were $7.3 million of net income plus non-cash expenses, which primarily consisted of $4.0 million of depreciation and amortization, $1.3 million decrease in our net deferred income tax asset and $69 thousand of other non-cash items. In addition, we spent $907 thousand on discontinued operations primarily for leases and environmental clean-up activities.

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

In 2004, our primary sources of operating cash were $8.7 million of net income plus non-cash expenses, which primarily consisted of $2.7 million of depreciation and amortization and a $242 thousand non-cash charge related to the modification of stock option grants for a terminated employee. These non-cash charges were partially offset by non-cash benefits, including a $1.7 million increase in our net deferred income tax assets, due to the utilization and reversal of a valuation allowance for these assets. We also paid out $902 thousand for liabilities related to discontinued operations, which was offset by an additional accrual for discontinued operations of $762 thousand.

In 2004, we utilized $2.2 million of cash to fund changes in our operating assets and liabilities. We used $4.5 million of cash to fund an increase in our accounts receivable, which resulted from sales growth and higher deferred income billings in our Optical Solutions Group. We also utilized $4.1 million to fund inventory growth in 2004. The inventory growth was related to certain large long-term programs in our Optical Systems Group. The increases in accounts receivable and inventory were partially offset by a $2.1 million increase in accounts payable and a $2.6 million increase in deferred income. The increase in deferred income was the result of our strategy to actively negotiate progress payments into certain large dollar contracts for long lead-time products and long-term programs. This strategy helps to mitigate the near-term negative cash impact of these contracts. The net change in accrued expenses and other liabilities and other long-term liabilities was a $784 thousand increase. The increase was related to increased accruals for compensation-related expenses and an accrual for capital equipment that was received but not invoiced, which were partially offset by the liquidation of an inactive pension plan and the utilization of the reserve for loss contracts. During 2004, we also received a $566 thousand federal income tax refund and a $224 thousand decrease in current assets primarily due to the timing of insurance payments.

Net cash used in investing activities was $14.0 million in 2006, $60.7 million in 2005 and $11.0 million in 2004. During 2006, we utilized $4.0 million of cash to purchase a new facility for our IR Systems division and invested an additional $2.0 million in capital improvements for the new facility. We had additional capital expenditures of $5.2 million in 2006  primarily for manufacturing machinery and equipment used to support sales growth. We also utilized $2.8 million of cash in 2006 for the Telic earn-out payment. During 2006, we also received $93 thousand of proceeds from the sale of fully depreciated machinery.

We utilized $57.1 million to acquire DiOP in 2005 and $13.7 million to acquire Telic in 2004. The purchase of Telic was partially funded by the sale of $7.0 million of short-term investment securities. Capital expenditures were $3.5 million during 2005 and $ 4.2 million during 2004. In 2004, we constructed a 20,000 square foot, climate-controlled manufacturing facility in Cullman, Alabama.

Financing activities provided $199 thousand of cash in 2006, $54.1 million in 2005 and $4.1 million in 2004. During 2006, we borrowed and subsequently repaid $8.0 million under our revolving credit facility. We also received $140 thousand in proceeds from the exercise of stock options and recorded a tax benefit of $59 thousand related to the exercise of non-qualified stock options. During 2005, we borrowed $55.0 million to purchase DiOP and paid off $4.4 million of financing related to the acquisition of Telic in April 2004. In addition, we completed a public stock offering of 3,450,000 shares of common stock, which generated net proceeds of $57.6 million during the third quarter of 2005. In 2005, we made a $1.0 million principal payment and utilized a portion of the net proceeds from the public stock offering to prepay the remaining $54.0 million outstanding under our credit facility. During 2005, we also received $1.3 million in proceeds from the exercise of stock options and paid off the remaining $518 thousand of capital lease obligations. During 2004, we obtained a $5.0 million term loan for the acquisition of Telic and received $360 thousand in proceeds from the exercise of stock options. These sources of funds were partially offset by repayments of $667 thousand on the term loan and $473 thousand on our capital leases.

With our existing cash balance, anticipated cash flows from operations and the $15.0 million revolving credit facility, management believes that Axsys has sufficient liquidity to finance its operations, capital expenditures, and working capital requirements for at least the next twelve months.

Shareholders’ equity was $131.2 million, or $12.33 per common share issued, at December 31, 2006 compared to $119.5 million, or $11.24 per common share issued, at December 31, 2005. The increase in shareholders’ equity was due primarily to net income of $10.3 million. Most of the remaining increase in shareholders’ equity was related to share-based compensation and the exercise of stock options.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2006, we are not involved in any unconsolidated single-purpose entities.

Contracts and Commitments

We have entered into certain contractual obligations, which will result in material cash outlays over the next several years. A summary of our contractual obligations and commitments for capital leases, minimum lease payment obligations under non-cancelable operating leases and other obligations as of December 31, 2006 are as follows (in thousands):

	PAYMENTS DUE BY PERIOD
CONTRACTUAL OBLIGATIONS	TOTAL	LESS THAN 1 YEAR	1 to 3 YEARS	3 to 5 YEARS	AFTER 5 YEARS
Operating leases	$5,175	$1,610	$2,994	$571	$—
Purchase obligations	4,591	4,552	39	—	—
Other long-term obligations	1,988	699	741	361	187
Total	$11,754	$6,861	$3,774	$932	$187

As of December 31, 2006, we had operating lease commitments for all of our facilities, with the exception of our Cullman, Alabama and Nashua, New Hampshire facilities, which are owned. In addition, our operating lease commitments included leases on some office equipment.

As of December 31, 2006, we had various purchase obligations, which include uninvoiced inventory receipts, capital equipment commitments, long-distance phone service and other commitments.

Incorporated in other long-term obligations are commitments related to environmental remediation plans and building leases associated with discontinued operations and employee benefit obligations.

We are involved in various stages of investigation and cleanup related to environmental remediation matters at three sites, which include one site that is in the final stage of monitoring. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of December 31, 2006, we determined that it was probable that we would incur approximately $748 thousand of remediation and monitoring costs, of which $182 thousand is included in current liabilities and $566 thousand is in other long-term liabilities.

As of December 31, 2006, we were contingently liable for $1.1 million under outstanding letters of credit. We have issued letters of credit for certain business transactions including insurance programs and customer deposits.

As of December 31, 2006, we had one pension plan for which benefits and participation have been frozen. Pension benefits under this plan are generally based upon years of service and compensation. The plan is an unfunded plan with an annual payout of approximately $104 thousand.

In December of 2006, we signed an agreement to lease an additional 1,291 square feet of office space in Rocky Hill, Connecticut for our corporate headquarters. The lease is contingent upon the completion of certain renovations, which are scheduled to be completed in February 2007.

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

Allowance for doubtful accounts.   We periodically review the aging of our accounts receivable over ninety days to identify potentially uncollectible accounts and establish an allowance based on experience and discussion with customers. Historically, our estimated allowance has approximated actual write-offs. However, actual write-offs could differ from our allowance for doubtful accounts. If circumstances change (for example, higher than expected defaults or an unexpected material adverse change in a customer’s ability to meet its financial obligations), our estimates of recoverability of amounts due to us could be reduced by a material amount. Accounts receivable are written off only when all reasonable collection efforts are exhausted.

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

Goodwill and Identifiable Intangible Assets.   In accordance with SFAS No. 141, Business Combinations, we allocate the cost of acquired businesses to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. As part of the purchase price allocation for our acquired businesses, identifiable intangible assets are recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are capable of being separated or divided from the acquired business and sold, transferred, licensed, rented or exchanged.

The values assigned to acquired identifiable intangible assets are determined, as of the date of acquisition, based on estimates and judgments regarding expectations for the estimated future after-tax cash flows from those assets over their lives, including the probability of expected future contract renewals and sales, less a cost-of-capital charge, all of which is discounted to present value. The value assigned to goodwill equals the amount of the purchase price of the business acquired in excess of the sum of the amounts assigned to identifiable acquired assets, both tangible and intangible, less liabilities assumed.

We review goodwill and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, and also review goodwill annually in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, or SFAS 142. SFAS 142 requires that goodwill be tested, at a minimum, annually for each reporting unit. We estimate the fair value of a reporting unit using a discounted cash flow valuation approach, which is dependent on estimates for future operating results, working capital changes, and capital expenditures, as well as expected growth rates for cash flows and long-term interest rates. A decline in future operating results or a change in our discount rate (11.5% in 2006) in the future could result in a change in the estimated fair value of a reporting unit and result in an impairment charge to goodwill, which could have a material adverse effect on our business, financial condition and results of operations.

Loss contract reserves.   Generally, our customer contracts are completed within one year of receiving the order. However, occasionally, longer lead-time orders are received and we monitor these contracts periodically to determine if our actual costs are comparable to our cost estimates used at the time of order acceptance. If we determine that our actual costs are significantly exceeding our original estimates, we will record a loss contract reserve. Currently, one long-term contract is covered by a loss contract reserve. We accrued for this contract based on the contract price and the current cost structure, including estimated cost increases.

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

Self-insurance.   We are self-insured for certain losses related to general liability, workers’ compensation and medical claims. Our liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. The estimated liability is established based on an analysis of historical data and is reviewed by management on a quarterly basis to ensure that the liability is appropriate. While we believe that our estimates are reasonable based on the information currently available, if actual trends, including the severity and frequency of claims, medical cost inflation or fluctuations in premiums, differ from our estimates, our results from operations could be impacted

Share-based compensation.   We elected to use a Black-Scholes-Merton option-pricing model to value stock options that were granted subsequent to our adoption of Statement 123(R). The model includes various assumptions including expected life, expected volatility, expected dividend yield and risk-free interest rates. The assumptions are based on historical information regarding grants, exercises and cancellations. We believe each assumption used in the valuation is reasonable because it takes into account the experience of the plan and reasonable expectations. The assumptions, however, involve inherent uncertainties based on market conditions generally outside the control of Axsys. As a result, if other assumptions had been used, stock-based compensation expense could have varied.

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

Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, or FIN 48, which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file a return in a particular jurisdiction). Under FIN 48, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. FIN 48 substantially changes the applicable accounting model and is likely to cause greater volatility in income statements as more items are recognized discretely within income tax expense. FIN 48 also revises disclosure requirements and introduces a prescriptive, annual tabular rollfoward of the unrecognized tax benefits. FIN 48 must be adopted no later than January 1, 2007. Early adoption is permitted. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial position and results of operations and expect to adopt FIN 48 effective January 1, 2007.

In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment”, which requires us to expense share-based payments, including employee stock options, based on their fair value. We adopted SFAS 123(R) on January 1, 2006. We discuss our adoption of SFAS 123(R) and the adoption’s effects in Note 9 to our consolidated financial statements in this annual report.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costing”, or SFAS 151, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS 151 requires that those amounts, if abnormal, be recognized as expenses in the period incurred. In addition, SFAS 151 requires the allocation of fixed production overheads to the cost of conversion based upon the normal capacity of the production facilities. We adopted SFAS 151 during the first quarter of 2006. The adoption did not have a material impact on our earnings or financial position.

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

•       our dependence on sales to the U.S. federal government and BAE Systems;

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

•       the availability and timely delivery of materials to us by our suppliers;

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

•       our ability to comply with restrictive covenants under our credit facility;

•       our ability to maintain security clearances for classified government systems; and

•       the other factors that we describe in Item 1A of this annual report.

Item 7A.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Axsys’ market risk sensitive instruments do not subject it to material risk exposures. During the year ended December 31, 2006, we borrowed and subsequently repaid $8.0 million under our revolving credit facility. We paid a weighted-average interest rate of 6.3% on the borrowings, resulting in $46 thousand in interest expense. Our $15.0 million revolving credit facility remains available through May 2008, subject to optional prepayment in accordance with its terms. Up to $2.0 million of the revolving credit facility may be utilized to issue letters of credit. We may elect to have any borrowing under the revolving credit facility bear interest either at the bank’s prime rate or the LIBOR rate plus a margin of 100 to 275 basis points, depending on our consolidated funded debt-to-consolidated EBITDA ratio. We have the option of selecting the 1-month, 2-month, 3-month or 6-month LIBOR rate. On December 31, 2006, there were no borrowings outstanding under the revolving credit facility. However, as of December 31, 2006, $1.1 million of the revolving credit facility was utilized for outstanding letters of credit.

Item 8.                        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Axsys’ consolidated financial statements, together with the Report of Independent Registered Public Accounting Firm thereon dated February 16, 2007, is included in this annual report and listed in the index to financial information on page F-1.

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

Disclosure Controls and Procedures

As of the end of the period covered by this annual report, management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Axsys’ disclosure controls and procedures.

The principal executive officer and principal financial officer have concluded, based on their review, that the Axsys’ disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), were, as of the end of the period covered by this annual report, effective to ensure that information required to be disclosed by the Axsys in reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the rules promulgated under the Exchange Act of 1934. Under the supervision and with the participation of its management, including its principal executive, financial and accounting officers, Axsys has conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The evaluation included a review of the documentation of controls, evaluation of the design effectiveness of controls, and testing of the operating effectiveness of controls.

Based on this evaluation, management has concluded that as of December 31, 2006, Axsys did not have any material weaknesses in its internal control over financial reporting and its internal control over financial reporting was effective. Management’s assessment of the effectiveness of its internal control over financial reporting on December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included below in this annual report.

Changes in Internal Control over Financial Reporting

No change to the Company’s internal control over financial reporting occurred during the fourth quarter of 2006 that has materially affected, or is reasonably likely to materially affect, Axsys’ internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of Axsys Technologies, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, included at Item 9A, that Axsys Technologies, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Axsys Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Axsys Technologies, Inc. maintained effective internal control over financial reporting as of December 31, 2006 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Axsys Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2006, of Axsys Technologies, Inc. and subsidiaries and our report dated February 16, 2007 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP
Hartford, Connecticut
February 16, 2007

Item 9B.               OTHER INFORMATION

None.

PART III

The information required by items 10, 11, 12, 13 and 14 of Part III, other than the disclosure regarding the adoption of our Code of Ethics as required by Item 406(a) of Regulation S-K and the table required by Item 201(d) of Regulation S-K, is incorporated by reference to Axsys’ definitive proxy statement for its 2007 Annual Meeting of Stockholders, or 2007 Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days following the end of Axsys’ fiscal year ended December 31, 2006. If such proxy statement is not so filed, that information will be filed as an amendment to this Form 10-K within 120 days following the end of Axsys’ fiscal year ended December 31, 2006.

Item 10.                 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except for the information concerning our Code of Ethics, the information required by this item is incorporated by reference from our 2007 Proxy Statement.

Code of Ethics

Axsys adopted a code of ethics applicable to our Chief Executive Officer and Chief Financial Officer, which is a “code of ethics” as defined by applicable rules of the Securities and Exchange Commission. This code of ethics is publicly available on our website, www.axsys.com. The information on our website is not part of this annual report. If we make any amendments to this code of ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of this code of ethics to our Chief Executive Officer or Chief Financial Officer, we will disclose the nature of the amendment or waiver, the effective date and to whom it applies in a report on Form 8-K filed with the Securities and Exchange Commission.

Item 11.                 EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from our 2007 Proxy Statement

Item 12.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except for the information concerning equity compensation plans, the information required by this item is incorporated by reference from our 2007 Proxy Statement under the caption, “Securities Ownership of Directors and Officers.” The following table gives information about our equity securities that may be issued under equity compensation plans as of December 31, 2006. Those securities are shares of common stock that can be issued under our existing Long-Term Stock Incentive Plan.

Equity Compensation Plan Information

Plan category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for further issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	928,616	$11.80	220,902
Equity compensation plans not approved by security holders	—	—	—
Total	928,616	$11.80	220,902

Item 13.                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from our 2007 Proxy Statement.

Item 14.                 PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from our 2007 Proxy Statement.

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

3.2	By-Laws of Axsys (filed as Exhibit 2 to the Form 8-A dated August 8, 1991(file No. 000-16182) and incorporated herein by reference).
10.1

Form of Incentive Stock Option Agreement, dated as of September 30, 1991 (filed as Exhibit 10(17) to Axsys’ Annual Report on Form 10-K for the fiscal year ended December 30, 1991 (File No. 000-16182) and incorporated herein by reference).*

10.2

Severance Protection Agreement between Axsys and Stephen W. Bershad dated as of February 11, 1999 (filed as Exhibit 10(1) to Axsys’ Form 10-Q, dated May 11, 1999, for the fiscal quarter ended March 31, 1999 (File No. 000-16182) and incorporated herein by reference).*

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

10.9	Summary of Management Incentive Plan. (filed as Exhibit 10.10 to the December 31, 2004 Form 10-K (File No. 000-16182) and incorporated herein by reference).*
10.10	Purchase and Sale Agreement dated February 15, 2006 (filed as Exhibit 99.1 to Axsys’ Form 8-K filed on February 16, 2006 (File No. 000-16182) and incorporated herein by reference).
10.11

Letter Agreement between Stephen W. Bershad and Axsys Technologies, Inc. extending the term of the initial period of Mr. Bershad’s Employment Agreement (filed as Exhibit 10.1 to Axsys’ Form 8-K, filed August 8, 2006 (File No. 000-16182) and incorporated herein by reference).

10.12	Amended and Restated Long-Term Stock Incentive Plan (filed as Exhibit 10.1 to Axsys’ Form 8-K, filed May 5, 2006 (File No. 000-16182) and incorporated herein by reference).
10.13

Credit Agreement, dated May 2, 2005, by and among Axsys, its subsidiaries and Fleet National Bank (filed as Exhibit 10.1 to Axsys’ Form 10-Q, filed July 26, 2005 (File No. 000-16182) and incorporated herein by reference.)

21	Subsidiaries of the Registrant
23	Consent of Ernst & Young LLP
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350—Chief Executive Officer
32.2	Certification pursuant to 18 U.S.C. Section 1350—Chief Financial Officer

*                    Indicates management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 20, 2007	AXSYS TECHNOLOGIES, INC.
(Registrant)
	By	/s/ STEPHEN W. BERSHAD
Stephen W. Bershad
Chairman of the Board of Directors
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated this the 21st day of February 2007.

/s/ STEPHEN W. BERSHAD	Chairman of the Board of Directors and Chief Executive Officer
Stephen W. Bershad	(Principal Executive Officer)
/s/ DAVID A. ALMEIDA	Vice President, Chief Financial Officer, Treasurer
David A. Almeida	(Principal Financial and Accounting Officer)
/s/ ANTHONY J. FIORELLI, Jr.	Director
Anthony J. Fiorelli, Jr.
/s/ ELIOT M. FRIED	Director
Eliot M. Fried
/s/ RICHARD F. HAMM, Jr.	Director
Richard F. Hamm, Jr.
/s/ ROBERT G. STEVENS	Director
Robert G. Stevens

ANNUAL REPORT ON FORM 10-K

ITEM 8, ITEM 15(a)(1) and (2)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2006

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of
Axsys Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Axsys Technologies, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Axsys Technologies, Inc. and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 9 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Axsys Technologies, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2007, expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Hartford, Connecticut
February 16, 2007

AXSYS TECHNOLOGIES, INC.
Consolidated Balance Sheets
(Dollars in thousands, except share and per share data)

	December 31,
	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,044	$7,079
Accounts receivable, net	21,321	18,821
Inventories, net	44,229	37,866
Income taxes—deferred	3,675	3,256
Prepaid expenses	994	1,056
Other current assets	368	126
TOTAL CURRENT ASSETS	76,631	68,204
PROPERTY, PLANT AND EQUIPMENT, net	22,860	15,351
INTANGIBLE ASSETS, net	9,507	10,461
GOODWILL	62,231	61,048
OTHER ASSETS	1,116	1,144
TOTAL ASSETS	$172,345	$156,208
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,895	$8,019
Accrued expenses and other current liabilities	18,348	16,835
Deferred income	6,088	7,044
TOTAL CURRENT LIABILITIES	35,331	31,898
OTHER LONG-TERM LIABILITIES	5,826	4,769
COMMITMENTS AND CONTINGENCIES (Note 13)
SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value: authorized 30,000,000 shares, issued 10,643,934 shares at December 31, 2006 and 10,636,734 shares at December 31, 2005	106	106
Capital in excess of par	99,111	97,875
Accumulated other comprehensive income	—	3
Retained earnings	31,977	21,712
Treasury stock, at cost: 572 shares at December 31, 2006 and 18,907 shares at December 31, 2005	(6)	(155)
TOTAL SHAREHOLDERS’ EQUITY	131,188	119,541
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$172,345	$156,208

See accompanying notes to consolidated financial statements.

AXSYS TECHNOLOGIES, INC.
Consolidated Statements of Operations
(Dollars in thousands, except share and per share data)

	Years Ended December 31,
	2006	2005	2004
Sales	$156,347	$133,543	$103,530
Cost of sales	107,448	91,897	72,874
Gross profit	48,899	41,646	30,656
Selling, general and administrative expenses	28,159	23,957	18,634
Research, development and engineering expenses	4,463	3,766	2,677
OPERATING INCOME	16,277	13,923	9,345
Interest expense	(80)	(1,684)	(254)
Interest income	290	167	98
Loss on extinguishment of debt	—	(480)	—
Other (expense) income, net	(2)	33	(38)
Income from continuing operations before income taxes	16,485	11,959	9,151
Provision for (benefit from) income taxes	6,103	4,486	(8)
INCOME FROM CONTINUING OPERATIONS	10,382	7,473	9,159
Discontinued operations:
Loss from discontinued operations, net of tax benefit of $63 in 2006, $90 in 2005 and $266 in 2004	(117)	(150)	(495)
NET INCOME	$10,265	$7,323	$8,664
BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.98	$0.93	$1.30
Discontinued operations	(0.01)	(0.02)	(0.07)
Total	$0.97	$0.91	$1.23
Weighted-average basic common shares outstanding	10,628,647	8,006,029	7,020,184
DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.95	$0.90	$1.26
Discontinued operations	(0.01)	(0.02)	(0.07)
Total	$0.94	$0.88	$1.19
Weighted-average diluted common shares outstanding	10,888,494	8,355,400	7,289,437

See accompanying notes to consolidated financial statements.

AXSYS TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Years Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,265	$7,323	$8,664
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,542	3,148	2,674
Amortization	954	816	73
Deferred income taxes (benefit)	823	1,333	(1,747)
Share-based compensation expense	1,093	—	242
Contribution to 401(k) plan	70	66	58
Loss on disposal of equipment	32	3	19
Changes in operating assets and liabilities:
Accounts receivable	(2,500)	(809)	(4,464)
Inventories	(6,309)	(2,587)	(4,073)
Other current assets and other assets	(182)	(93)	787
Accounts payable	2,876	(64)	2,112
Accrued expenses and other liabilities	3,462	591	1,232
Deferred income	(956)	(481)	2,649
Long-term liabilities	(158)	(734)	(448)
Net cash provided by continuing operations	13,012	8,512	7,778
Net cash used in discontinued operations	(292)	(907)	(140)
NET CASH PROVIDED BY OPERATING ACTIVITIES	12,720	7,605	7,638
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(11,230)	(3,533)	(4,239)
Purchase of DiOP, net of cash acquired	—	(57,138)	—
Purchase of Telic, net of cash acquired	—	—	(13,728)
Purchase of Telic–earn-out payment	(2,817)	—	—
Net sale of marketable securities	—	—	6,983
Proceeds from sale of equipment	93	—	—
NET CASH USED IN INVESTING ACTIVITIES	(13,954)	(60,671)	(10,984)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock offering	—	57,620	—
Proceeds from long-term debt	8,000	55,000	5,000
Repayment of borrowings	(8,000)	(59,851)	(1,140)
Proceeds from the exercise of options	140	1,301	360
Tax benefit from exercise of stock options	59	—	—
Escheatment and settlement of preferred stock	—	76	(71)
Payments under stock buy-back program	—	(1)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	199	54,145	4,149
NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,035)	1,079	803
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	7,079	6,000	5,197
CASH AND CASH EQUIVALENTS AT END OF YEAR	$6,044	$7,079	$6,000

See accompanying notes to consolidated financial statements.

AXSYS TECHNOLOGIES, INC.
Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)
(Dollars in thousands)

	Common Stock	Capital in Excess of	Accumulated Other Comprehensive	Retained	Treasury Stock		Comprehensive
	Amount	Par	Income (Loss)	Earnings	Amount	Total	Income (Loss)
Balance at December 31, 2003	$72	$39,375	$(39)	$5,725	$(1,235)	$43,898
Net income	—	—	—	8,664	—	8,664	$8,664
Foreign exchange contract	—	—	(84)	—	—	(84)	(84)
Gain on swap agreement	—	—	26	—	—	26	26
Total comprehensive income							$8,606
Share-based compensation expense	—	242	—	—	—	242
Exercise of stock options	—	38	—	—	322	360
Contribution to 401(k) plan	—	28	—	—	30	58
Escheatment of preferred stock	—	(71)	—	—	—	(71)
Balance at December 31, 2004	72	39,612	(97)	14,389	(883)	53,093
Net income	—	—	—	7,323	—	7,323	$7,323
Public stock offering	34	57,549	—	—	—	57,583	—
Foreign exchange contract	—	—	126	—	—	126	126
Termination of swap agreement	—	—	(26)	—	—	(26)	(26)
Total comprehensive income							$7,423
Exercise of stock options	—	597	—	—	704	1,301
Contribution to 401(k) plan	—	41	—	—	25	66
Distribution from preferred stock settlement fund	—	76	—	—	—	76
Stock buy-back program	—	—	—	—	(1)	(1)
Balance at December 31, 2005	106	97,875	3	21,712	(155)	119,541
Net income	—	—		10,265	—	10,265	$10,265
Foreign exchange contract	—	—	(3)	—	—	(3)	(3)
Total comprehensive income							$10,262
Share-based compensation expense	—	1,093	—	—	—	1,093
Reduction of public stock offering costs	—	23	—	—	—	23
Exercise of stock options	—	36	—	—	104	140
Contribution to 401(k) plan	—	25	—	—	45	70
Tax benefit from exercise of stock options	—	59	—	—	—	59
Balance at December 31, 2006	$106	$99,111	$—	$31,977	$(6)	$131,188

See accompanying notes to consolidated financial statements.

AXSYS TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

December 31, 2006

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

Revenue recognition.   Revenue is recognized in accordance with the Securities and Exchange Commission Staff Accounting Bulletin, or SAB, No. 104. SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Shipping and handling costs, such as freight to customers, are classified in cost of sales.

Our policy is to recognize revenues when product is either shipped to or received by the customer based on the terms of the specific sale. However, certain long-term contracts are accounted for under the percentage-of-completion model. Revenues and estimated gross profit are recognized as work is performed based on the percentage that incurred costs bear to estimated total costs. Cost estimates include direct and indirect costs such as labor, materials and overhead. These contracts require judgment relative to assessing risks, estimating, and making assumptions for schedule and technical issues. Contract changes are included when the costs can be reasonably estimated. We may receive progress payments that exceed costs incurred on these long-term contracts. Such advances are recognized as billings in excess of costs and are included in accrued expenses and other current liabilities on our consolidated balance sheet. When incurred costs exceed progress payments received, the net of costs in excess of billings are included in accounts receivable on our consolidated balance sheet.

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

AXSYS TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share data)

Note 1—Summary of Significant Accounting Policies (Continued)

Cash and cash equivalents.   Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

Financial instruments.   We may use derivative instruments, in the form of forward exchange contracts and interest rate swap agreements, to manage certain foreign currency and interest rate exposures. We view derivative instruments as risk management tools, and we do not use them for trading or speculative purposes. Derivatives used for hedging purposes are designated as an effective hedge of the identified risk exposure at the inception of the contract. Accordingly, changes in fair value of the derivative contract must be highly correlated with changes in the fair value of the underlying hedged item at inception of the hedge and over the life of the hedge contract.

All derivative instruments are recorded in the balance sheet at fair value. Derivatives used to hedge forecasted cash flows associated with foreign currency sales and interest rate fluctuations are accounted for as cash flow hedges. Gains and losses on derivatives designated as cash flow hedges are recognized in accumulated other comprehensive income (loss) and in earnings in a manner that matches the timing of the earnings impact of the hedged transactions. The ineffective portion of all hedges, if any, is recognized currently in earnings. At December 31, 2006, we did not have any forward exchange contracts or interest rate swap agreements outstanding. At December 31, 2005, we had one forward exchange contract outstanding with a total gain position of $3, which was included in other current assets. We did not have any interest rate swap agreements outstanding at December 31, 2006 or 2005.

The table below presents the fair value of those derivative instruments at December 31:

	2006	2005
Forward exchange contracts	$—	$3
Interest rate swap agreement	—	—

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

Allowance for doubtful accounts.   We periodically review the aging of our accounts receivable over 90 days to identify potentially uncollectible accounts and establish reserves based on experience and discussion with customers. Actual write-offs could differ from our allowance for doubtful accounts. If circumstances change (for example, higher than expected defaults or an unexpected materially adverse change in a customer’s ability to meet its financial obligations), our estimates of recoverability of amounts due to us, could be reduced by a material amount. Accounts receivable are written off only when all reasonable collection efforts are exhausted.

Inventory.   We value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory with cost generally determined using the

AXSYS TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share data)

Note 1—Summary of Significant Accounting Policies (Continued)

first in, first out method. A provision for excess or obsolete inventory is recorded based upon an analysis that considers current inventory levels, historical usage patterns and future sales expectations.

In November 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 151, “Inventory Costs”, or SFAS 151, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS 151 requires that those amounts, if abnormal, be recognized as expenses in the period incurred. In addition, SFAS 151 requires the allocation of fixed production overheads to the cost of conversion based upon the normal capacity of the production facilities. We adopted SFAS 151 on January 1, 2006. The adoption did not have a material impact on our earnings or financial position.

Property, plant and equipment.   Property, plant and equipment are stated at cost, less accumulated depreciation and amortization, which includes the depreciation of assets recognized under capital leases. Depreciation is provided primarily by the straight-line method using estimated lives for buildings and improvements of 20 to 40 years and from 3 to 8 years for machinery and equipment. Repair and maintenance costs are expensed as incurred.

Goodwill and other intangibles.   Goodwill (representing the excess of the amount paid to acquire a company over the estimated fair value of the net assets acquired) and intangible assets with indefinite useful lives are not amortized but instead are tested for impairment annually, or when events or circumstances indicate that its value may have declined. Impairment exists when the carrying amount of goodwill exceeds its fair market value. The Company’s goodwill impairment test is performed by comparing the net present value of projected cash flows to the carrying value of the reporting unit. The Company utilizes discount rates determined by management to be similar with the level of risk in its current business model. The Company performs the annual impairment testing during the second quarter of each fiscal year and has determined that, to date, no impairment of goodwill exists. Although no changes are expected, if the actual results of the Company are less favorable than the assumptions the Company makes regarding estimated cash flows, the Company may be required to record an impairment charge in the future.

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
(Dollars in thousands, except share and per share data)

Note 1—Summary of Significant Accounting Policies (Continued)

Warranty.   We provide warranties for certain of our products. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information on the nature, frequency, and average cost of warranty claims.

The following table summarizes product warranty activity:

Balance at January 1, 2004	$633
Provision	360
Payments	(279)
Reserve of acquired subsidiary	36
Balance at December 31, 2004	750
Provision	468
Payments	(479)
Reserve of acquired subsidiary	403
Balance at December 31, 2005	1,142
Provision	362
Payments	(606)
Balance at December 31, 2006	$898

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

Environmental contingencies.   We are currently involved in three environmental remediation projects. We accrue for environmental contingencies when (1) responsibility for cleanup is determined and (2) costs are probable and can be reasonably estimated. When costs are not probable or cannot be reasonably estimated, no accrual is made. We have accrued our estimate of the costs for the resolution of the open claims. These estimates have been developed in consultation with outside environmental consultants handling these matters and are based upon an analysis of the anticipated remediation plans. We do not anticipate these projects will have a material adverse effect on our consolidated financial position. It is possible, however, that future results of operations could be materially affected by changes in our assumptions.

Research, development and engineering.   Significant costs are incurred each year in connection with research and development programs and administrative engineering costs, or R&D. Such costs are included in operating expenses as incurred. In situations where the customer reimburses the cost of the R&D effort, the revenue generated is recognized as sales and the expense is included in cost of sales. Research and development expenses, exclusive of engineering costs, were $2,987 in 2006, $2,730 in 2005 and $1,571 in 2004.

AXSYS TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share data)

Note 1—Summary of Significant Accounting Policies (Continued)

Share-based compensation.   During the first quarter of 2006, Axsys adopted Statement No. 123(R), “Share Based Payment”, or SFAS 123(R). Prior to 2006, we accounted for stock awards under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, or APB 25, and related interpretations. Prior to 2006, generally no compensation expense was recognized for stock options granted to employees because all stock options granted generally had exercise prices equal to the market price of the underlying common stock on the date of the grant. However, during 2004, we modified the stock option grants of a former officer upon his termination from Axsys, which resulted in compensation expense of $242.

SFAS 123(R) requires all share-based payments, including grants of stock options, to be recognized in the Consolidated Statement of Operations as an operating expense, based on their fair values on the grant date, over the requisite service period. We elected to adopt SFAS 123(R) under the modified-prospective transition method. Prior period stock option financial information was valued using the Black-Scholes-Merton option pricing model. Axsys was not required to restate prior periods. Under this transition method, share-based compensation expense for the year ended December 31, 2006 includes:

(a) Compensation expense for all stock option awards granted prior to, but not vested as of, December 31, 2006 based on the fair value estimated at grant date in accordance with the original provisions of Statement No. 123, “Accounting for Stock-Based Compensation”;

(b) Compensation expense for all stock option awards granted subsequent to January 1, 2006, based on the fair value estimated at grant date in accordance with SFAS 123(R); and

(c) Compensation expense for all restricted stock awards in accordance with the provisions of SFAS 123(R).

Compensation expense for share-based awards is recognized in the Consolidated Statement of Operations in cost of sales and general and administrative expenses. Total pre-tax share-based compensation expense was $1,093 in 2006, $0 in 2005 and $242 in 2004.

We recognize compensation expense, net of an estimated forfeiture rate, on a straight-line basis over the requisite service period of the award. The estimated forfeiture rate was based on historical experience. We applied the forfeiture rate in calculating the expense related to stock-based compensation for both the stock option awards granted prior to, but not vested as of, December 31, 2005, as well as stock option awards granted subsequent to December 31, 2005. Per the provisions of SFAS 123(R), expense is recognized only for those awards expected to fully vest. If actual forfeitures differ from the estimates, a revision to the forfeiture rate will be necessary.

Prior to adopting SFAS 123(R), we presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. SFAS 123(R) requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow. As a result of adopting SFAS 123(R), $59 of excess tax benefits for the year ended December 31, 2006 have been classified as a financing cash inflow.

Income taxes.   We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. As such, deferred income taxes are determined based on the differences between the financial statement and tax basis of assets and liabilities at enacted income tax rates in effect in the year in

AXSYS TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share data)

Note 1—Summary of Significant Accounting Policies (Continued)

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, or FIN 48, which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not file a return in a particular jurisdiction). Under FIN 48, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. FIN 48 substantially changes the applicable accounting model and is likely to cause greater volatility in income statements as more items are recognized discretely within income tax expense. FIN 48 also revises disclosure requirements and introduces a prescriptive, annual tabular roll-forward of the unrecognized tax benefits. FIN 48 must be adopted no later than January 1, 2007. Early adoption is permitted. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial position and results of operations and expect to adopt FIN 48 effective January 1, 2007.

Earnings per share.   Basic earnings per share have been computed by dividing net income or loss by the weighted-average number of common shares outstanding. The dilutive effect of stock options on the weighted-average number of common shares outstanding was 259,847 shares for the year ended December 31, 2006, 349,371 shares for the year ended December 31, 2005 and 269,253 shares for the year ended December 31, 2004.

Diluted earnings per share for 2006 and 2005 exclude 244,160 and 131,538, respectively, potential common shares related to our stock compensation plans because they were anti-dilutive. There were no anti-dilutive common shares related to our stock compensation plans in 2004.

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

Certain amounts in previously issued annual financial statements were reclassified to conform to the 2006 presentation.

Note 2—Acquisitions

On May 2, 2005, Axsys acquired all of the capital stock of Diversified Optical Products, Inc., or DiOP, a manufacturer of high-end thermal camera systems and lenses, for $55,200 in cash plus $1,900 of legal, audit and other acquisition-related costs incurred in connection with the acquisition. Goodwill of $45,218 resulted from this acquisition.

AXSYS TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share data)

Note 2—Acquisitions (Continued)

On April 8, 2004, we acquired all of the capital stock of Telic Optics, Inc. , or Telic, a manufacturer of infrared optics and optical assemblies. The initial purchase price of this acquisition, after a working capital adjustment of $15, was $14,423 with an additional earn out payment of up to $4,000 over 36 months following the closing date based on the achievement of certain revenue goals. Of this additional earn out payment, $1,183 was earned in 2006 and will be paid out in 2007 and $2,817 was earned in 2005 and was paid in 2006. This has resulted in a final purchase price of $18,423 at December 31, 2006.

Note 3—Balance Sheet Information

The details of certain balance sheet accounts are as follows:

	2006	2005
Accounts receivable:
Trade receivables	$21,058	$18,477
Unbilled costs and accrued profits	1,047	1,211
Gross accounts receivable	22,105	19,688
Less allowance for doubtful accounts	(784)	(867)
Accounts receivable, net	$21,321	$18,821

All of the December 31, 2006 unbilled costs and accrued profits are expected to be billed in 2007.

	2006	2005
Inventories:
Raw materials	$18,825	$12,638
Work-in-process	20,258	19,138
Finished goods	11,973	11,165
Gross inventories	51,056	42,941
Less reserve	(6,827)	(5,075)
Inventories, net	$44,229	$37,866

	2006	2005
Property, plant and equipment:
Land	$1,841	$291
Buildings and improvements	10,412	5,862
Machinery and equipment	33,974	30,266
Property, plant and equipment	46,227	36,419
Less accumulated depreciation and amortization	(23,367)	(21,068)
Property, plant and equipment, net	$22,860	$15,351

AXSYS TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share data)

Note 3—Balance Sheet Information (Continued)

	2006	2005
Accrued expenses and other current liabilities:
Compensation and related benefits	$5,466	$4,245
Income taxes	4,103	4,234
Excess of billings over costs	2,444	668
Uninvoiced inventory receipts	1,924	941
Accrued acquisition costs—earn out	1,183	2,817
Warranty	898	1,142
Professional fees	653	975
Other	1,677	1,813
Total accrued expenses and other current liabilities	$18,348	$16,835

	2006	2005
Other long-term liabilities:
Deferred income taxes	$3,670	$2,455
Loss contract reserve, less current portion	922	1,219
Defined benefit pension and health insurance	568	638
Liabilities of discontinued operations	566	363
Workers’ compensation	100	94
Total other long-term liabilities	$5,826	$4,769

Note 4—Goodwill and Intangible Assets

Goodwill increased during 2004, 2005 and 2006 as follows:

Balance at January 1, 2004	$3,600
Telic acquisition	9,413
Balance at December 31, 2004	13,013
DiOP acquisition	45,218
Telic earn out	2,817
Balance at December 31, 2005	61,048
Telic earn out	1,183
Balance at December 31, 2006	$62,231

AXSYS TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share data)

Note 4—Goodwill and Intangible Assets (Continued)

The components of amortizable intangible assets are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Life
Customer relationships	$8,000	$(810)	$7,190	19 years
Camera technology	2,600	(541)	2,059	8 years
Backlog	400	(400)	—	1 year
Service contract	200	(65)	135	5 years
Developed software	150	(27)	123	9 years
Amortizable intangibles	$11,350	$(1,843)	$9,507	16 years

Amortization expense of $954 in 2006, $816 in 2005 and $73 in 2004 was included in selling, general and administrative expenses.  Estimated amortization expense for each of the five succeeding years is as follows:

Amount
Year ended December 31, 2007	$814
Year ended December 31, 2008	807
Year ended December 31, 2009	801
Year ended December 31, 2010	769
Year ended December 31, 2011	764

Note 5—Long-Term Debt

2006 Financing Activities:   During the year ended December 31, 2006, we borrowed and subsequently repaid $8,000 from our revolving credit facility. We paid a weighted-average interest rate of 6.3% on the borrowings. As of December 31, 2006, there were no borrowings outstanding under the revolving credit facility. However, as of December 31, 2006, $1,060 of the revolving credit facility was utilized for outstanding letters of credit.

2005 Financing Activities:   On May 2, 2005, we entered into a credit facility with Fleet Bank in conjunction with the acquisition of DiOP. The credit facility included a $20,000 five-year term loan facility, or term loan A, a $35,000 two-year term loan facility, or term loan B, and a $15,000 three-year revolving credit facility. On September 27, 2005, we prepaid the two term loans in full and terminated the related interest rate swap. We continue to maintain the revolving credit facility. Amounts borrowed under the credit facility were secured by a lien on all of our assets and the assets of our subsidiaries, including a pledge of the stock of all of our subsidiaries.

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
(Dollars in thousands, except share and per share data)

Note 5—Long-Term Debt (Continued)

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

Note 6—Environmental Contingencies

We are currently involved in two environmental remediation projects and a third site, which is in the final stage of monitoring. We accrue for environmental contingencies on an undiscounted basis when responsibility for clean up is determined and costs, including legal fees, are probable and can be reasonably estimated. We are the primary responsible party, or PRP, at sites located in Bedford, Ohio and St. Petersburg, Florida. Pursuant to remediation plans approved by each state’s environmental protection agency, we investigated soils and groundwater and conducted certain remedial work, including soil removal. The clean up of each site is currently in process. We have incurred costs of $107 in 2006 and approximately $1,799 to date related to these sites. During 2006, we recognized a charge of $202, net of tax of $109, in discontinued operations related to future costs associated with these sites. We anticipate remediation costs for theses sites to continue through 2011, including estimated expenditures of $120 in 2007.

As of December 31, 2006, we have an accrual of $666 for future costs related to the Ohio and Florida sites. These estimates have been developed in consultation with outside environmental and legal consultants handling these matters and are based upon an analysis of the anticipated remediation plans. We do not anticipate these matters will have a material adverse effect on our consolidated financial position. It is possible, however, that future results of operations could be materially affected by changes in our assumptions.

In addition, in 2001, we were notified by the United States Environmental Protection Agency, or the EPA, that it considered us a PRP for the US Cap and Jacket site in Prospect, Connecticut. The EPA designated no other PRPs. The EPA informed us that it was prepared to commence a CERCLA cost-recovery action against us if we were unable to amicably resolve the matter. On July 18, 2005, we signed a settlement agreement with the EPA, settling this matter for $175, plus accrued interest from this date through the date of payment. We have no further responsibility to the EPA as it relates to the EPA’s 2001 removal action at this site. During 2005, we recognized an after tax charge of $150 in discontinued operations for the settlement costs and legal expenses associated with the settlement of this matter.

Note 7—Litigation

During 2004, we settled an action, which was filed in the Court of Chancery in the State of Delaware on May 30, 1997, against us and three of our directors on behalf of a purported class of persons who purchased our preferred stock. The plaintiff challenged our decision to redeem all of our outstanding shares of the preferred stock. The plaintiff claimed that the defendants (1) breached fiduciary duties in

AXSYS TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share data)

Note 7—Litigation (Continued)

setting the redemption price too low and unfairly seeking to advantage holders of common stock and (2) breached contractual duties as set forth in the Certificate of Designation governing the preferred stock, as well as an implied covenant of good faith and fair dealing. In 2004, we paid $201 to settle this claim and reflected the charge as a reduction to paid-in-capital in 2003. During the first quarter of 2005, the settlement fund was closed and $76 of unpaid claims was returned to us. The cash received is reflected as an increase to paid-in-capital in 2005.

Note 8—Shareholders’ Equity

Public Stock Offering:   On September 27, 2005, Axsys issued and sold 3,450,000 shares of common stock at the public offering price of $18.00 per share. We received net proceeds of $57,620 from the offering after payment of underwriting discounts and commissions.

Stock Repurchase:   In May 2004, our Board of Directors authorized the repurchase, from time to time, on the open market or otherwise, of up to 200,000 shares of the Axsys common stock at prevailing market prices or at negotiated prices. We plan to use the repurchased shares for general corporate purposes, including the satisfaction of commitments under our employee benefit plans and the exercise of stock option grants. As of December 31, 2006, we repurchased 77 shares under this authorization.

Stock Split:   The Board of Directors declared, on June 1, 2004, a 3:2 stock split to be effected as a stock dividend payable on June 30, 2004 to stockholders of record on June 15, 2004. Stockholders received a dividend of one additional share of Axsys $0.01 par value common stock for every two shares owned on the record date. Fractional shares were not issued; rather cash payments were made to shareholders in lieu of fractional shares on June 30, 2004. The cash paid for fractional shares was de-minimus.In conjunction with the stock split, we issued an additional 2,395,578 shares resulting in a total of 7,186,734 issued shares of Axsys $0.01 par value stock on June 30, 2004. We reclassified an amount equal to the par value of the number of shares issued to common stock from retained earnings. All share information, including the basic and diluted weighted-average number of shares and net income per share information, for all reporting periods has been restated retroactively to reflect the effects of the stock split.

Paid in Capital:   During 2004, we recognized $242 of compensation expense related to the modification of certain existing stock options, pursuant to the terms of a severance arrangement.

Treasury Stock:   We use treasury stock shares for general corporate purposes, including the satisfaction of commitments under the employee benefit plans and the exercise of stock options. During 2006, we received 12,444 shares of Axsys common stock as payment in lieu of cash for the exercise of incentive stock options.

AXSYS TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share data)

Note 8—Shareholders’ Equity (Continued)

Changes in treasury stock were as follows:

Number of shares	Shares	Amount
Balance at December 31, 2003	199,030	$1,235
Exercise of stock options, net	(64,108)	(322)
Contribution to the 401(k) plan	(4,718)	(30)
Repurchase of stock	12	—
Balance at December 31, 2004	130,216	883
Exercise of stock options, net	(107,878)	(704)
Contribution to the 401(k) plan	(3,464)	(25)
Repurchase of stock	33	1
Balance at December 31, 2005	18,907	155
Exercise of stock options, net	(14,106)	(104)
Contribution to the 401(k) plan	(4,261)	(45)
Repurchase of stock	32	—
Balance at December 31, 2006	572	$6

Common Stock:   Shares of common stock authorized and issued were 10,643,934 at the end of 2006 and 10,636,734 at the end of 2005. Changes in common stock were as follows:

Balance at December 31, 2004	7,186,734
Stock offering in 2005	3,450,000
Balance at December 31, 2005	10,636,734
Exercise of stock options	7,200
Balance at December 31, 2006	10,643,934

Note 9—Share-Based Compensation

Our Amended and Restated Long-Term Stock Incentive Plan (“Stock Incentive Plan”), as approved by our stockholders, is administered by the Compensation Committee of the Board of Directors, which selects persons eligible to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures and other provisions of each award.

Effective January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment”, or SFAS 123(R), utilizing the modified prospective approach. As a result of adopting SFAS 123(R) on January 1, 2006, our income before taxes, income from continuing operations, net income and basic and diluted earnings per share for the year ended December 31, 2006 were $1,093, $689, $689, $0.06 and $0.06 lower, respectively, than if we had continued to account for share-based compensation under APB No. 25 for our stock option grants.

Net cash proceeds from the exercise of stock options were $140 and the tax benefit realized from stock option exercises was $59 for the year ended December 31, 2006. Common stock issued in conjunction with

AXSYS TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share data)

Note 9—Share-Based Compensation (Continued)

share-based awards is issued from our treasury stock. If we do not have a sufficient number of treasury stock shares available, new shares of common stock are issued.

The following table illustrates the effect on operating results and per share information as if Axsys had accounted for share-based compensation in accordance with SFAS 123(R) for all periods presented:

	December 31,
	2006	2005	2004
Reported net income	$10,265	$7,323	$8,664
Add: Share-based compensation expense included in reported net income, net of related tax effect	689	—	242
Deduct: Total share-based employee compensation expense, net of related tax effect	(689)	(736)	(1,012)
Pro forma net income	$10,265	$6,587	$7,894
Pro forma basic earnings per share	$0.97	$0.82	$1.12
Weighted-average basic common shares outstanding	10,628,647	8,006,029	7,020,184
Pro forma diluted earnings per share	$0.94	$0.80	$1.11
Weighted-average diluted common shares outstanding	10,888,494	8,212,284	7,114,686

We used the Black-Scholes-Merton option-pricing model to estimate the fair value of share-based awards with the following weighted-average assumptions for the indicated periods:

	December 31, 2006	December 31, 2005	December 31, 2004
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	41.2%	42.0%	43.0%
Risk-free interest rate	4.6%	4.4%	4.2%
Expected life of options (in years)	5.9	6.0	6.0
Weighted-average grant-date fair value	$7.57	$9.47	$5.34

The assumptions above are based on multiple factors, including historical patterns by employees in relatively homogeneous groups with respect to exercise and post-vesting employment termination behaviors, expected future exercising patterns for these same homogeneous groups and the volatility of our stock price. The volatility assumption used in the Black-Scholes-Merton pricing model uses historical changes in the market value of Axsys common stock over a period of five years, which we believe represents the future volatility of our common stock. The expected life represents the weighted average period of time that stock options are expected to remain outstanding and is based on historical experience. Stock options are generally granted with a five-year vesting schedule and a ten-year life.

AXSYS TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share data)

Note 9—Share-Based Compensation (Continued)

The following table presents stock option activity for the years ended December 31, 2006, 2005 and 2004:

	Stock	Weighted-average
	Options	Exercise Price
Outstanding at December 31, 2003	691,687	$8.54
Granted	210,278	11.36
Forfeited/cancelled	(14,850)	(10.47)
Exercised	(76,009)	(7.17)
Outstanding at December 31, 2004	811,106	9.36
Granted	224,288	19.51
Forfeited/cancelled	(17,950)	(11.83)
Exercised	(118,478)	(12.69)
Outstanding at December 31, 2005	898,966	11.40
Granted	77,500	16.17
Forfeited/cancelled	(14,100)	(14.54)
Exercised	(33,750)	(10.07)
Outstanding at December 31, 2006	928,616	$11.80
Exercisable at December 31, 2006	511,383	$10.26

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted- average Remaining Life	Weighted-average Exercise Price	Number of Options	Weighted- average Exercise Price
$2.72 to $5.43	188,775	5.4	$4.65	126,225	$4.62
$5.44 to $8.15	179,335	4.6	6.81	149,777	6.89
$8.16 to $10.87	104,550	6.8	9.92	44.325	9.84
$10.88 to $13.58	64,546	3.5	11.58	46.546	11.81
$13.59 to $16.30	132,250	8.5	15.39	22,350	14.29
$16.31 to $19.02	129,872	6.8	18.09	82,272	17.99
$19.03 to $21.73	98,038	8.2	20.16	24,638	19.94
$21.74 to $24.45	31,250	3.4	22.88	15,250	23.54
$2.72 to $24.45	928,616	6.2	$11.80	511,383	$10.26

At December 31, 2006, there was $2,149 of unrecognized compensation cost related to share-based payments, which is expected to be recognized over a weighted-average period of 1.7 years.  We recognize compensation expense, net of an estimated forfeiture rate, on a straight-line basis over the requisite service period of the award.

Shares available for future share-based grants to employees and directors under existing plans were 220,902 at December 31, 2006. At December 31, 2006, the aggregate intrinsic value of options outstanding was $5,851, and the aggregate intrinsic value of options exercisable was $3,927. The total intrinsic value of

AXSYS TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share data)

Note 9—Share-Based Compensation (Continued)

options exercised was $218 for the year ended December 31, 2006. The total intrinsic value of options vested was $1,194 for the year ended December 31, 2006.

Of the total stock options outstanding as of December 31, 2006, 511,383 are fully vested. The weighted average exercise price of these options is $10.26, and the aggregate intrinsic value is $3,927 with a weighted-average contractual term of 5.4 years.

Restricted Stock

Our Stock Incentive Plan allows for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The unearned share-based compensation related to these awards is amortized to compensation expense over the period the restrictions lapse (generally five years). The share-based expense for these awards is determined based on the market price of our stock at the date of grant applied to the total numbers of shares that are anticipated to fully vest, which is then amortized over the vesting period. Axsys first issued restricted stock during 2006.

The following table presents the restricted stock activity for the year ended December 31, 2006:

	Restricted	Weighted-average
	Stock	Fair Value
Granted	73,800	$16.23
Forfeited	(1,680)	16.17
Vested	—	—
Unvested at December 31, 2006	72,120	$16.23

As of December 31, 2006, we had unamortized compensation expense of $936 associated with these awards, which will be amortized over the weighted-average remaining life of 3.9 years.

Note 10—Supplemental Cash Flow Information

Supplemental cash flow information from continuing operations for the years ended December 31, 2006, 2005 and 2004 is summarized as follows:

	2006	2005	2004
Cash received/(paid) during the year for:
Interest paid	$(46)	$(1,529)	$(177)
Interest received	289	159	99
Income tax payments	(5,382)	(3,666)	(1,558)
Income tax refunds	11	—	566
Non-cash consideration from sale of equipment	54	—	—

AXSYS TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share data)

Note 11—Income Taxes

The income tax provision (benefit) from continuing operations consists of:

	2006	2005	2004
Current income taxes:
U.S. Federal	$4,534	$2,682	$1,097
State and local	746	471	376
	5,280	3,153	1,473
Deferred income taxes:
U.S. Federal	718	1,238	(1,216)
State and local	105	95	(265)
	823	1,333	(1,481)
Total income tax provision (benefit)	$6,103	$4,486	$(8)

In 2004, the deferred federal and state income tax benefit reflected the utilization of a valuation allowance.

The difference between the provision (benefit) for income taxes and the amount computed by applying the statutory federal income tax rate to Income from Continuing Operations Before Income Taxes is as follows:

	2006	2005	2004
Federal statutory rate	35%	35%	35%
Computed expected income tax provision	$5,770	$4,186	$3,203
Increase (decrease) in income taxes resulting from:
State and local taxes, net of federal tax benefit	595	410	355
Manufacturing deduction	(128)	(50)	—
Tax benefit of credits and net operating losses	(100)	(47)	—
Net change in valuation allowance	—	—	(3,236)
Adjustment to tax accrual	—	(28)	(345)
Other	(34)	15	15
Actual tax provision (benefit)	$6,103	$4,486	$(8)

We reduced the previously recorded valuation allowance of $3,236 in 2004 as deferred income tax assets were realized. As of December 31, 2006 and 2005, we have determined that a valuation allowance was not required as it is more likely than not that the net deferred income tax assets will be realized in the future.

At December 31, 2006, we had reserves totaling $4,103, primarily for various state income tax issues.

Deferred income taxes reflect the net federal and state tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

AXSYS TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share data)

Note 11—Income Taxes (Continued)

Significant components of deferred income taxes are as follows:

	December 31,
	2006	2005
Deferred income tax assets:
Inventories	$2,172	$2,439
Vacation pay accrual	614	—
Loss contract reserve	460	573
Environmental reserves	333	224
Allowance for doubtful accounts	308	331
Exit costs of discontinued operations	289	117
Pension accruals	267	311
Warranty reserves	94	188
Other, net	124	86
Total deferred income tax assets	4,661	4,269
Deferred income tax liabilities:
Property, plant and equipment	(1,214)	(1,335)
Intangibles	(2,456)	(1,120)
Total deferred income tax liabilities	(3,670)	(2,455)
Net deferred income taxes	$991	$1,814

Deferred income taxes are included in the Consolidated Balance Sheets as follows:

	December 31,
	2006	2005
Current deferred income tax assets	$3,675	$3,256
Noncurrent deferred income tax assets, included in other assets	986	1,013
Noncurrent deferred income tax liabilities, included in other long-term liabilities	(3,670)	(2,455)
	$991	$1,814

Note 12—Pension Arrangements (Continued)

As of December 31, 2006, we had one pension plan for which benefits and participation have been frozen. The plan, which has an accrued benefit cost of $407 at December 31, 2006, is an unfunded plan with an annual payout of approximately $104 until such time as the sole participant becomes ineligible.

We also sponsor a 401(k) plan under which eligible employees may elect to contribute a percentage of their earnings. We match employee contributions to this plan in amounts ranging from 3% to 5% of the employees’ gross earnings. Our matching contributions were $1,234 in 2006, $1,118 in 2005 and $918 in 2004, of which a portion was provided in Axsys stock.

AXSYS TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share data)

Note 13—Commitments and Contingencies

Future minimum payments under non-cancelable operating leases (exclusive of property expenses and net of sublease rental income) as of December 31, 2006, are as follows:

2007	$1,610
2008	1,515
2009	1,479
2010	452
2011 and thereafter	119
$5,175

Rent expense under such leases, net of sublease rental income, amounted to $1,932 in 2006, $1,849 in 2005 and $1,598 in 2004. As of December 31, 2006, we were contingently liable for $1,060 under outstanding letters of credit. We have issued letters of credit for certain business transactions including insurance programs and customer deposits.

Note 14—Discontinued Operations

We recognized an after-tax charge of $202 in 2006, $150 in 2005 and $74 in 2004 related to legal and consulting expenses in conjunction with an environmental clean-up site of a discontinued operation. (See Note 6 of the consolidated financial statements.)

During 2002, Axsys disposed of the Automation Group, which included facilities in Wilmington, Massachusetts and Pittsburgh, Pennsylvania. At the time of the sale, Axsys continued to be responsible for fulfilling the remaining terms of the leases. As of December 31, 2006, we fulfilled all of our contractual obligations related to these sites and we recognized an after-tax gain of $85 during 2006 on the reversal of an accrual associated with the leases. In 2004, we recognized an additional accrual in conjunction with the 2002 sale of the Automation Group. The after-tax charge of $421 represented rental expenses for these two facilities.

The loss from discontinued operations, net of tax, recognized in the consolidated statements of operations includes the following:

	2006	2005	2004
Automation Group—operating leases	$85	$—	$(421)
Environmental charges for previously divested business	(202)	(150)	(74)
Loss from discontinued operations	$(117)	$(150)	$(495)

We had cash outflows of $292 in 2006, $907 in 2005 and $140 in 2004 related to legal, consulting and lease commitment expenses for our discontinued operations.

Note 15—Segment Data

We are organized into two businesses: the Optical Systems Group and the Distributed Products Group.

AXSYS TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share data)

Note 15—Segment Data (Continued)

The Optical Systems Group designs, manufactures and sells highly precise systems, sub-subsystems and components that are typically used in surveillance, long-range observation, tracking and targeting and high-performance imaging applications. Customers include both government and commercial organizations. Our thermal camera systems are typically used for border surveillance, perimeter security and public safety, while sub-systems and components are usually designed for integration into our customers’ high-performance optical systems. Products can be grouped into four primary areas: reflective optical products, infrared products, motion control products and precision optical and mechanical structures. However, customer requirements sometimes demand an optical solution that combines products from several of these areas. Our defense products are often designed to be integrated into stabilized optical platforms, which are highly accurate optical positioning mechanisms. Stabilized optical platforms are essential in applications such as military targeting and imaging systems. The Optical Systems Group has design and manufacturing facilities in San Diego, California, Cullman, Alabama, Rochester Hills, Michigan and Nashua, New Hampshire.

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

AXSYS TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share data)

Note 15—Segment Data (Continued)

The following tables present financial data for each segment:

	2006	2005	2004
Sales from continuing operations:
Optical Systems Group	$129,928	$108,666	$78,189
Distributed Products Group	26,419	24,877	25,341
Total sales	$156,347	$133,543	$103,530
Income from continuing operations before income taxes:
Optical Systems Group	$20,922	$17,611	$11,821
Distributed Products Group	1,732	1,887	2,566
Non-allocated expenses	(6,169)	(7,539)	(5,236)
Income from continuing operations before income taxes	$16,485	$11,959	$9,151
Capital expenditures of continuing operations:
Optical Systems Group	$11,032	$3,311	$4,062
Distributed Products Group	133	171	149
Corporate	65	51	28
Total capital expenditures	$11,230	$3,533	$4,239
Depreciation and amortization of continuing operations:
Optical Systems Group	$3,293	$2,798	$2,251
Distributed Products Group	161	163	154
Corporate	88	187	269
Total depreciation	3,542	3,148	2,674
Amortization of intangibles	954	816	73
Total depreciation and amortization	$4,496	$3,964	$2,747

	December 31,
	2006	2005
Identifiable assets:
Optical Systems Group	$146,411	$131,853
Distributed Products Group	14,479	12,485
Non-allocated assets	11,455	11,870
Total assets	$172,345	$156,208
Goodwill:
Optical Systems Group	$60,791	$59,608
Distributed Products Group	1,440	1,440
Total goodwill	$62,231	$61,048

Included in non-allocated expenses are general corporate expense, interest expense, and other income and expense. Identifiable assets by segment consist of those assets that are used in the segment’s operations. Non-allocated assets are comprised primarily of short-term investments, cash and cash equivalents, corporate assets and deferred income tax assets.

AXSYS TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share data)

Note 15—Segment Data (Continued)

The following table presents the non-allocated identifiable assets:

	December 31,
	2006	2005
Non-allocated assets:
Cash and cash equivalents	$6,044	$7,079
Current deferred income tax assets	3,675	3,256
Non-current deferred income tax assets	986	1,013
Other corporate assets	750	522
Total assets	$11,455	$11,870

The table below presents sales from continuing operations for specific geographic regions. Substantially all of our assets are located within the United States.

	Years Ended December 31,
	2006	2005	2004
United States	$141,806	$118,218	$91,069
Europe	9,462	10,026	8,672
Other foreign	5,079	5,299	3,789
Total sales	$156,347	$133,543	$103,530

Sales to BAE Systems represented 12.1% of our consolidated sales and 14.6% of sales within the Optical Systems Group in 2006. Sales to Raytheon represented 12.3% of our consolidated sales in 2005 and 18.9% in 2004. Sales to Raytheon also represented 15.2% in 2005 and 25.0% in 2004 of our sales within the Optical Systems Group. BAE Systems also represented 11.1% of our consolidated accounts receivable balance as of December 31, 2006. As of December 31, 2005, no individual customer represented more than 10% of our accounts receivable balance. As of December 31, 2004, Raytheon accounted for 28.9% of our outstanding accounts receivable.

Within our Optical Systems Group, we had aggregate sales, both military and non-military, directly to the U.S. government, including its agencies and departments, of $4,760 in 2006, $4,564 in 2005 and $2,367 in 2004. In addition, sales of $89,568 in 2006, $75,118 in 2005 and $47,574 in 2004 were derived from subcontracts with U.S. government contractors. The majority of these contracts are subject to termination at the convenience of the U.S. government, and certain contracts are also subject to renegotiation. Currently, we are not aware of any proposed termination or renegotiation of such contracts that would have a material adverse effect on our business.

The raw materials and components that we purchase are generally available from multiple suppliers. However, beryllium, a material we use extensively within our Optical Systems Group, is only available from Brush Wellman, Inc., the sole U.S. supplier. Historically, we have had an excellent relationship with Brush Wellman and have not encountered problems in obtaining our supply requirements. However, the partial or complete loss of Brush Wellman as a supplier of beryllium, or production shortfalls or interruptions that otherwise impair the supply of beryllium, would have a material adverse effect on our business, financial

AXSYS TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share data)

Note 15—Segment Data (Continued)

condition and results of operations. If such conditions were to occur, it is uncertain whether alternative sources could be developed. We paid Brush Wellman $5,314 in 2006, $6,500 in 2005 and $9,660 in 2004.

In addition, within our Distributed Products Group, we purchase a substantial amount of ball bearings from two foreign suppliers. While we believe that we could obtain alternate sources of supply, any interruption in the flow of products from these suppliers, or significant increases in the cost of these products, could have an adverse effect on our business, financial condition and results of operations. We paid these two suppliers $6,463 in 2006, $5,820 in 2005 and $6,406 in 2004.

Note 16—Facilities

On April 26, 2006, Axsys purchased a 78,000 square foot building and 10.5 acres of land in Nashua, New Hampshire for $4,000. This facility serves as the consolidated manufacturing facility for our Axsys Technologies IR Systems division, formerly operating at two facilities in New Hampshire and Massachusetts. The relocation and the closure of the two existing facilities were completed in the fourth quarter of 2006. The total pre-tax costs associated with the relocation and facilities closures were approximately $325, with an additional $2,500 of capital expenditures. These costs included equipment relocation, employee training and facility improvements. In addition, we recognized a $106 in expense for the cancellation of the existing Salem facility lease.

Note 17—Related Party

A senior management employee is a major partner in KFN Realty, Inc., the previous landlord for our manufacturing facility in Salem, New Hampshire, which was acquired on May 2, 2005. The current lease expired in December 2006. The aggregate rent paid, including real estate taxes, to the related party amounted to $120 from the date of acquisition through November 26, 2005. KFN Realty sold the building to an unrelated party in November 2005.

Note 18—Selected Quarterly Financial Data (Unaudited)

Selected quarterly financial data for the years ended December 31, 2006 and 2005 is summarized as follows (in thousands, except per share data):

	Quarters Ended (Unaudited) :
Statement of Operations Data:	April 1, 2006	July 1, 2006	September 30, 2006	December 31, 2006
Sales	$37,458	$38,505	$39,775	$40,609
Gross profit	11,672	12,303	12,473	12,451
Income from continuing operations	2,390	2,593	2,694	2,705
Net income	2,390	2,613	2,694	2,568
Diluted net income per share from continuing operations(1)	$0.22	$0.24	$0.25	$0.24
Diluted weighted-average common shares outstanding	10,878	10,924	10,883	10,923

AXSYS TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share data)

Note 18—Selected Quarterly Financial Data (Unaudited) (Continued)

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

(2)          In conjunction with our prepayment of the principal and accrued interest on our former credit facility, we incurred a charge of $421 for the loss on extinguishment of debt related to the write-off of loan origination fees and $59 for the early termination of the related interest rate swap agreement in the third quarter of 2005.

AXSYS TECHNOLOGIES, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

COL. A	COL.B	COL. C	COL. D		COL. E		COL. F
		Additions
Classification	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Year
Year ended December 31, 2006:
Inventory Valuation Reserve	$5,075	$1,288	$640	(b)	$176		$6,827
Allowance for Doubtful Accounts	867	(33)	—		52	(a)	784

Year ended December 31, 2005:
Inventory Valuation Reserve	$4,992	$499	$265	(b)	$681		$5,075
Allowance for Doubtful Accounts	685	206	14		38	(a)	867

Year ended December 31, 2004:
Inventory Valuation Reserve	$3,917	$1,164	$88	(b)	$177		$4,992
Allowance for Doubtful Accounts	653	119	—		87	(a)	685

(a)           Uncollectible accounts written off, net of recoveries.

(b)          Relates to adjustments to cost accounting standards, which increased gross inventory as well as inventory reserve.

EXHIBIT INDEX

3.1

Restated Certificate of Incorporation of Axsys (filed as Exhibit 3(4) to Axsys’ Amendment No. 2 to Registration Statement on Form S-1, dated October 17, 1997 (File No. 333-36027) (the “Form S-1”) and incorporated herein by reference).

3.2	By-Laws of Axsys (filed as Exhibit 2 to the Form 8-A dated August 8, 1991(file No. 000-16182) and incorporated herein by reference).
10.1

Form of Incentive Stock Option Agreement, dated as of September 30, 1991 (filed as Exhibit 10(17) to Axsys’ Annual Report on Form 10-K for the fiscal year ended December 30, 1991 (File No. 000-16182)and incorporated herein by reference).*

10.2

Severance Protection Agreement between Axsys and Stephen W. Bershad dated as of February 11, 1999 (filed as Exhibit 10(1) to Axsys’ Form 10-Q, dated May 11, 1999, for the fiscal quarter ended March 31, 1999 (File No. 000-16182) and incorporated herein by reference).*

10.3	Amendment to Axsys Technologies, Inc. Long-Term Stock Incentive Plan (filed as Exhibit A to Axsys’ Proxy Statement dated April 24, 2000 (File No. 000-16182) and incorporated herein by reference).*
10.4

Employment Agreement, dated as of October 12, 2000, between Axsys and Stephen W. Bershad (filed as Exhibit 10(27) to the December 31, 2000 Form 10-K (File No. 000-16182) and incorporated herein by reference).*

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

10.9	Summary of Management Incentive Plan. (filed as Exhibit 10.10 to the December 31, 2004 Form 10-K (File No. 000-16182) and incorporated herein by reference).*
10.10	Purchase and Sale Agreement dated February 15, 2006 (filed as Exhibit 99.1 to Axsys’ Form 8-K filed on February 16, 2006 (File No. 000-16182) and incorporated herein by reference).
10.11

Letter Agreement between Stephen W. Bershad and Axsys Technologies, Inc. extending the term of the initial period of Mr. Bershad’s Employment Agreement (filed as Exhibit 10.1 to Axsys’ Form 8-K, filed August 8, 2006 (File No. 000-16182) and incorporated herein by reference).

10.12	Amended and Restated Long-Term Stock Incentive Plan (filed as Exhibit 10.1 to Axsys’ Form 8-K, filed May 5, 2006 (File no. 000-16182) and incorporated herein by reference).

10.13

Credit Agreement, dated May 2, 2005, by and among Axsys, its subsidiaries and Fleet National Bank (filed as Exhibit 10.1 to Axsys’ Form 10-Q, filed July 26, 2005 (File No. 000-16182) and incorporated herein by reference.)

21	Subsidiaries of the Registrant
23	Consent of Ernst & Young LLP
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Chief Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350—Chief Executive Officer
32.2	Certification pursuant to 18 U.S.C. Section 1350—Chief Financial Officer

*                    Indicates management contracts or compensatory plans or arrangements.