Form 10-Q
period 2007-03-31
AXSYS TECHNOLOGIES INC
filed 2007-04-25
CIK 206030

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The number of shares outstanding of the registrant’s common stock as of April 16, 2007 was 10,670,408.

AXSYS TECHNOLOGIES, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. — FINANCIAL STATEMENTS

AXSYS TECHNOLOGIES, INC.

Consolidated Balance Sheets

(Dollars in thousands, except share and per share data)

	March 31, 2007 (Unaudited)	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,195	$6,044
Accounts receivable — net	23,356	21,321
Inventories — net	47,610	44,229
Income taxes — deferred	3,836	3,675
Prepaid expenses	1,037	994
Other current assets	309	368

TOTAL CURRENT ASSETS	82,343	76,631

PROPERTY, PLANT AND EQUIPMENT — net	23,464	22,860

INTANGIBLE ASSETS — net	9,180	9,507

GOODWILL	62,231	62,231

OTHER ASSETS	1,035	1,116

TOTAL ASSETS	$178,253	$172,345

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$10,336	$10,895
Accrued expenses and other current liabilities	19,338	18,348
Deferred income	8,976	6,088
TOTAL CURRENT LIABILITIES	38,650	35,331
OTHER LONG-TERM LIABILITIES	5,907	5,826

SHAREHOLDERS’ EQUITY:

Common stock, $.01 par value per share: authorized 30,000,000 shares, issued 10,675,051 shares at March 31, 2007 and 10,643,934 shares at December 31, 2006	107	106
Capital in excess of par	99,605	99,111
Retained earnings	34,021	31,977
Treasury stock, at cost, 2,221 shares at March 31, 2007 and 572 shares at shares at December 31, 2006	(37)	(6)
TOTAL SHAREHOLDERS’ EQUITY	133,696	131,188

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$178,253	$172,345

See accompanying notes to consolidated financial statements.

AXSYS TECHNOLOGIES, INC.

Consolidated Statements of Operations

(Dollars in thousands, except share and per share data — Unaudited)

	For the Three Months Ended
	March 31, 2007	April 1, 2006

Sales	$41,541	$37,458
Cost of sales	28,685	25,786
Gross profit	12,856	11,672

Selling, general and administrative expenses	6,749	6,986
Research, development and engineering expenses	1,083	907
Operating income	5,024	3,779
Interest expense	(9)	(17)
Interest income	63	109
Other expense, net	(267)	(20)

Income from continuing operations before income taxes	4,811	3,851
Provision for income taxes	1,828	1,461
Net income	$2,983	$2,390

BASIC EARNINGS PER SHARE:
Total	$0.28	$0.23

Weighted average basic common shares outstanding	10,657,209	10,619,774

DILUTED EARNINGS PER SHARE:
Total	$0.27	$0.22

Weighted average dilutive common shares outstanding	10,945,641	10,878,399

See accompanying notes to consolidated financial statements.

AXSYS TECHNOLOGIES, INC.

Consolidated Statements of Cash Flow

(Dollars in thousands — Unaudited)

	For the Three Months Ended
	March 31, 2007	April 1, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,983	$2,390
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	948	858
Amortization	196	280
Deferred income taxes	156	339
Share-based compensation expense	295	203
Stock contribution to 401(k) plan	22	17
Impairment of intangible assets	131	—
Loss on disposal of capital equipment	88	19
Changes in operating assets and liabilities:
Accounts receivable	(2,035)	(2,734)
Inventories	(3,381)	(1,280)
Other current assets and other assets	23	(55)
Accounts payable	(559)	1,996
Accrued expenses and other liabilities	1,271	(711)
Deferred income	2,888	(1,757)
Long-term liabilities	(162)	(115)
Net cash provided by (used in) continuing operations	2,864	(550)
Net cash used in discontinued operations	(37)	(138)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	2,827	(688)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,640)	(855)
Purchase of Telic — Earn-out payment	(1,183)	(2,817)
NET CASH USED IN INVESTING ACTIVITIES	(2,823)	(3,672)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of borrowings	—	(2,500)
Proceeds from borrowings, net	—	2,500
Proceeds from the exercise of options	84	9
Tax benefit from exercises of stock options	63	6
NET CASH PROVIDED BY FINANCING ACTIVITIES	147	15

NET CHANGE IN CASH AND CASH EQUIVALENTS	151	(4,345)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,044	7,079
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,195	$2,734

Supplemental cash flow information — Cash received from (paid for):
Interest received	$54	$114
Income tax payments	(211)	(1,272)
Non-cash consideration from sale of capital equipment	—	57

See accompanying notes to consolidated financial statements.

AXSYS TECHNOLOGIES, INC.

Consolidated Statements of Shareholders’ Equity

For the Three Months Ended March 31, 2007 and April 1, 2006

(Dollars in thousands - Unaudited)

	Common Stock	Capital in Excess of	Accumulated Other Comprehensive	Retained	Treasury Stock		Comprehensive
	Amount	Par	Gain/ (Loss)	Earnings	Amount	Total	Income
Balance at December 31, 2006	$106	$99,111	$—	$31,977	$(6)	$131,188

Cumulative effect adjustment due to adoption of FIN 48	—	—	—	(939)	—	(939)

Balance at January 1, 2007	106	99,111	—	31,038	(6)	130,249

Net income	—	—	—	2,983	—	2,983
Share-based compensation expense	—	295	—	—	—	295
Restricted stock withheld for employee taxes	—	—	—	—	(37)	(37)
Exercise of stock options	1	114	—	—	6	121
Tax benefit on exercise of options	—	63	—	—	—	63
Contribution to 401(k) plan	—	22	—	—	—	22
Balance at March 31, 2007	$107	$99,605	$—	$34,021	$(37)	$133,696

Balance at December 31, 2005	$106	$97,875	$3	$21,712	$(155)	$119,541

Net income	—	—	—	2,390	—	2,390	$2,390
Foreign exchange contract	—	—	(3)	—	—	(3)	(3)
Total comprehensive income							$2,387
Share-based compensation expense	—	203	—	—	—	203
Reduction of public stock offering expenses	—	23	—	—	—	23
Exercise of stock options	—	20	—	—	(11)	9
Contribution to 401(k) plan	—	8	—	—	9	17
Balance at April 1, 2006	$106	$98,129	$—	$24,102	$(157)	$122,180

See accompanying notes to consolidated financial statements.

AXSYS TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data - Unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited consolidated financial statements of Axsys Technologies, Inc. (“Axsys” or “we”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP. In the opinion of management, all significant adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the three months ended March 31, 2007 and April 1, 2006 have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  The financial information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes in Axsys’ Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The consolidated balance sheet dated December 31, 2006, included in this Form 10-Q, has been derived from the audited consolidated financial statements at that date.

Basic earnings per share have been computed by dividing net income by the weighted average number of common shares outstanding.  The dilutive effect of stock options on the weighted average number of common shares was 288,432 shares for the three months ended March 31, 2007 compared to 258,625 shares for the three months ended April 1, 2006.  Diluted earnings per share exclude 258,010 potential common shares for the three months ended March 31, 2007 related to our stock compensation plans because they were anti-dilutive.

Note 2 — Acquisition Earn-Out Adjustment

On April 8, 2004, we acquired all of the capital stock of Telic Optics, Inc. (“Telic”), a manufacturer of infrared optics and optical assemblies.  The initial purchase price of this acquisition, after a working capital adjustment of $15, was $14,423 with an additional earn-out payment of up to $4,000 over 36 months following the closing date based on the achievement of certain revenue goals. The entire earn-out was earned during 2005 and 2006, with the final cash payment of $1,183 paid during the first quarter of 2007.  This resulted in a final purchase price of $18,423 at December 31, 2006.

Note 3 — Inventories — net

Inventories, determined by lower of cost (first-in, first-out or average) or market, consist of:

	March 31,	December 31,
	2007	2006
Raw materials	$19,929	$18,825
Work-in-process	22,426	20,258
Finished goods	11,980	11,973
Gross inventories	54,335	51,056
Less reserve	(6,725)	(6,827)
Net inventories	$47,610	$44,229

Note 4 — Segment Data

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

The following tables present financial data for each of Axsys’ segments:

	Three Months Ended:
	March 31, 2007	April 1, 2006
Sales:
Optical Systems Group	$35,539	$30,858
Distributed Products Group	6,002	6,600
Total sales	$41,541	$37,458

Income before income taxes:
Optical Systems Group	$5,952	$4,615
Distributed Products Group	401	420
Non-allocated expenses	(1,542)	(1,184)
Total income before income taxes	$4,811	$3,851

	March 31, 2007	December 31, 2006
Identifiable assets:
Optical Systems Group	$152,350	$146,411
Distributed Products Group	14,199	14,479
Non-allocated assets	11,704	11,455
Total assets	$178,253	$172,345

Goodwill:
Optical Systems Group	$60,791	$60,791
Distributed Products Group	1,440	1,440
Total goodwill	$62,231	$62,231

Note 4 — Segment Data (continued)

Included in non-allocated expenses are general corporate expense, interest expense, and other income and expense.  Identifiable assets by segment consist of those assets that are used in the segment’s operations.  Non-allocated assets are comprised primarily of short-term investments, cash and cash equivalents, corporate assets and deferred income tax assets.

The following table presents the non-allocated identifiable assets:

	March 31, 2007	December 31, 2006
Non-allocated assets:
Cash and cash equivalents	$6,195	$6,044
Current deferred income tax assets	3,836	3,675
Non-current deferred income tax asset	912	986
Other corporate assets	761	750
Total assets	$11,704	$11,455

Note 5 — Income Taxes

The consolidated effective tax rate was 38.0% for the three months ended March 31, 2007 compared to 37.5% in the comparable period of 2006.

Axsys adopted Financial Accounting Standards Board (“FASB”) Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), at the beginning of fiscal year 2007.  As a result of the implementation of FIN 48, we recognized a $939 increase to reserves for uncertain tax positions.  This increase was accounted for as an adjustment to the beginning balance of retained earnings on the Balance Sheet.  Including the cumulative effect of this increase at the beginning of 2007, Axsys had approximately $5,035 of unrecognized tax benefits, of which $2,033 would favorably affect our effective tax rate if recognized.  At March 31, 2007, we had approximately $5,063 of unrecognized tax benefits.

We recognize interest and penalties related to uncertain tax positions in income tax expense.  As of January 1, 2007, we had approximately $1,116 of accrued interest and penalties related to uncertain tax positions.

The tax years 2003 through 2006 remain open to examination by the major taxing jurisdictions to which we are subject.  As of January 1, 2007, we do not expect any material changes to unrecognized tax positions within the next twelve months.

Note 6 — Warranty Accruals

We provide warranties for certain of our products.  Provisions for estimated expenses related to product warranties are made at the time products are sold.  These estimates are established using historical information on the nature, frequency and average cost of warranty claims.

The following table summarizes product warranty activity:

Balance at December 31, 2006	$898
Provision	315
Payments	(181)
Balance at March 31, 2007	$1,032

Note 7 — Impairment of Asset

During the first quarter of 2007, management determined that there was an impairment of an intangible asset related to a service contract within our Optical Systems Group. This contract was initially recorded as an intangible asset in connection with Axsys’ acquisition of Diversified Optical Products, Inc. in May 2005. Its total value at the time of acquisition was determined to be $200 and was given an estimated useful life of five years. It became evident during the first of 2007 that the contract was not going to be renewed by our customer and management therefore made the decision to impair the asset and write off its remaining value. A charge of $131 was recorded in “other expense-net” on Axsys’ consolidated income statement at March 31, 2007. In addition, during the first quarter of 2007, we wrote off $79 of obsolete software.

Note 8 — Shareholders’ Equity

Treasury Stock

We used shares held in treasury for general corporate purposes, including the satisfaction of commitments under employee benefit plans and stock options.

Changes in treasury stock were as follows:

Number of shares	Shares	Amount
Balance at December 31, 2006	572	$6
Exercise of stock options	(572)	(6)
Restricted stock withheld for employee taxes	2,221	37
Balance at March 31, 2007	2,221	$37

Balance at December 31, 2005	18,907	$155
Exercise of stock options, net	(4,131)	11
Contribution to the 401(k) plan	(1,075)	(9)
Repurchase of stock	22	—
Balance at April 1, 2006	13,723	$157

Note 9 — Facilities

On March 15, 2007, we entered into agreements of sale with The Hampshire Generational Fund LLC to sell our 78,000 square feet building located in Nashua, New Hampshire for $6,405 and our 120,000 square feet building located in Cullman, Alabama for $3,695. In connection with these sale agreements, we will enter into 15-year operating leases with monthly rental payments of $39 for the Nashua, New Hampshire building and $25 for the Cullman, Alabama building. These sales are subject to the satisfaction or wavier of customary closing conditions, including, without limitation, the completion by the buyer of due diligence. On April 18, 2007, the buyer completed its due diligence and closed on the Nashua, New Hampshire building. Due diligence is continuing at the Cullman, Alabama building.  We expect to record a gain of approximately $200 to $250, which will be amortized over the life of the leases.

Note 10 — Subsequent Events

On April 12, 2007, we entered into an asset purchase agreement with Cineflex, LLC (“Cineflex”).  Pursuant to the terms of the agreement, we purchased substantially all of the assets of Cineflex on April 13, 2007. Cineflex is a privately held manufacturer of high-precision gyro-stabilized aerial camera systems. The initial purchase price paid was $27,000 in cash, which is subject to adjustment based on certain net working capital requirements. Pursuant to the terms of the agreement, Cineflex is entitled to receive additional cash consideration to be paid upon the attainment of certain revenue targets fixed largely over the next 36 months.

In addition, on April 11, 2007, in connection with the acquisition of Cineflex, we amended our credit agreement to extend the maturity date of our revolving credit facility to May 2, 2012 and increase the commitment amount from $15,000 to $40,000. On April 13, 2007, in connection with the acquisition of Cineflex, we borrowed approximately $25,000 under our revolving credit facility to fund a portion of the purchase price, and repaid $7,000 of the advance on April 18, 2007.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

The following discussion should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in Item 1 of this quarterly report on Form 10-Q.

Financial Results

Sales for the first quarter of 2007 increased compared to the same period in the prior year by 10.9%. The increase in sales for the quarter was driven by growth of over 15% in the Optical Systems Group, compared to the same period last year.  This growth was offset by a 9.1% decrease in sales during the first quarter of 2007 in the Distributed Products Group, compared to the same period last year. The growth within the Optical Systems Group was largely a result of increased demand from both domestic and foreign governments sectors for our infrared lens and infrared camera product lines.

Gross margin, as a percentage of sales, for the first quarter of 2007 was comparable to the same period in 2006. Selling, general and administrative (“SG&A”) costs for the first quarter of 2007 were slightly lower than in the comparable period of 2006. The decrease in SG&A spending was primarily due to lower selling costs associated with the decreased sales in our Distributed Products segment. Research, development and engineering spending for the first quarter of 2007 was higher than in the comparable period last year. We have increased our research and development efforts primarily as a result of our infrared product line. This type of product requires ongoing research and development efforts to ensure product competitiveness in the imaging market place.

The effective tax rate for 2007 reflects a combined federal and state effective tax rate of 38.0%, which represents 35.0% for federal taxes and 3.0% for state taxes.

Acquisition of Cineflex, LLC.

On April 13, 2007, Axsys acquired substantialy all of the assets of Cineflex, LLC (“Cineflex”), a privately held manufacturer of high-end thermal camera systems and lenses, for approximately $27.0 million in cash.  Cineflex is a technology leader in the design and manufacture of highly stable, multi-sensor, multi-axis surveillance platforms serving customers in federal and local government, and in the motion picture and electronic news gathering industries.  A pioneer in high-definition aerial surveillance technology, Cineflex develops ultra-stable camera systems for applications such as long range license plate identification and the observation of suspected criminals. Cineflex employs approximately 25 people at its Grass Valley, California headquarters.  Cineflex’s total unaudited revenue for the 2006 calendar year was $8.7 million with operating income of approximately 25%.

The acquisition of Cineflex provides Axsys with the following strategic benefits:

•                  Significantly enhances Axsys’ market position as a leading supplier of vertically integrated surveillance systems to defense and homeland security customers.

•                  Marries Cineflex’s multi-axis stabilization technology with Axsys’ optics and camera technologies, enabling the development of high-performance, military-grade airborne systems, opening a large new market for both companies.

•                  Vertically integrates the Cineflex multi-sensor camera system with its largest cost driver, Axsys’ infrared camera.

•                  Presents new opportunities for Axsys’ optical products in the motion picture and electronic news gathering industries by leveraging Cineflex’s reputation in those markets.

•                  Directly supports Axsys’ strategy to leverage its optics and motion-control capabilities to increase the value-added content of its solutions.

Results of Operations: (in thousands and as a percentage of sales)

The following tables set forth certain financial data for the three months ended March 31, 2007 and April 1, 2006.

	Three Months Ended
	March 31, 2007		April 1, 2006
Sales	$41,541	100.0%	$37,458	100.0%
Cost of sales	28,685	69.1	25,786	68.8
Gross margin	12,856	30.9	11,672	31.2
Selling, general and administrative expenses	6,749	16.2	6,986	18.7
Research, development and engineering expenses	1,083	2.6	907	2.4
Operating income	5,024	12.1	3,779	10.1
Interest expense	(9)	(0.0)	(17)	—
Interest income	63	0.1	109	0.2
Other expense, net	(267)	(0.6)	(20)	—
Income before income taxes	4,811	11.6	3,851	10.3
Provision for income taxes	1,828	4.4	1,461	3.9
Net income	$2,983	7.2%	$2,390	6.4%

Optical Systems Group (in thousands and as a percentage of sales)

	Three Months Ended
	March 31, 2007		April 1, 2006

Sales	$35,539	100.0%	$30,858	100.0%
Cost of sales	24,496	68.9	21,128	68.5
Gross margin	$11,043	31.1%	$9,730	31.5%

Sales in the Optical Systems Group increased 15.2% for the three months ended March 31, 2007 compared to the same period in the prior year.  The increase in sales was primarily due to growth in our infrared product lines driven from strong domestic and foreign demand for both force protection and long-range surveillance technologies. The Optical Systems Group continued to benefit during the first quarter of 2006 from increased sales of our infrared lens used in the Stryker combat vehicle and in thermal weapons sites (“TWS”).

Gross margin of 31.1% for the three months ended March 31, 2007 was slightly lower than gross margin for the comparable period in the prior year. Gross margin varied slightly from period to period as a result of product mix and increased costs for germanium and silicon that we were unable to pass along to the customer. The higher sales volume during the first quarter of 2007 did not generate incremental margin as we continued to increase our participation on large military programs, which generally carry lower than average margins.

Distributed Products Group (in thousands and as a percentage of sales)

	Three Months Ended
	March 31, 2007		April 1, 2006

Sales	$6,002	100.0%	$6,600	100.0%
Cost of sales	4,189	69.8	4,658	70.6
Gross margin	$1,813	30.2%	$1,942	29.4%

Sales in the Distributed Products Group decreased 9.1% for the three months ended March 31, 2007 as compared to the same periods in the prior year. The decrease in sales was primarily a result of slower order releases among our larger customers.  Gross margin, as a percentage of sales, for the three months ended March 31, 2007 was slightly higher than gross margin in the same period of the prior year, despite the decrease in sales volume, mainly due to favorable product mix and an overall decrease in anti-dumping duty costs.

Operating Expenses (in thousands and as a percentage of sales)

	Three Months Ended
	March 31, 2007		April 1, 2006

Selling, general and administrative	$6,749	16.2%	$6,986	18.7%
Research, development and engineering	1,083	2.6	907	2.4

SG&A Expenses.  Costs decreased for the three months ended March 31, 2007 as compared to the same periods in the prior year primarily due to the decreased selling expenses associated with lower incentive costs and an overall effort to control costs across all segments.

Research, Development and Engineering Expenses.   Research, development and engineering expenses increased for the three months ended March 31, 2007 compared to the same periods in the prior year.  This increase was primarily due to our infrared product lines, which require ongoing research and development efforts to ensure product competitiveness in the imaging market place.

Other Income and Expenses

Interest expense.  Interest expense was $9 thousand in the first quarter of 2007 compared to interest expense of $17 thousand in the comparable period of 2006.  The lower interest expense was due to lower overall borrowings during 2007 compared to borrowings in 2006. There were no borrowings during the first quarter of 2007 as compared to $2.5 million during the first quarter of 2006.

Interest income.  Interest income was $63 thousand in the first quarter of 2007 compared to interest income of $109 thousand in the comparable period of 2006.  The decrease in interest income was primarily due to an interest payment of $60 thousand received in the first quarter of 2006 on a fully reserved note receivable obtained from the sale of a former division and higher average cash on hand.  Interest income was primarily composed of income from cash and cash equivalents.

Other expense and income, net.  Net other expense was $267 thousand in the first quarter of 2007 compared to net other expense of $20 thousand in the comparable period of 2006.  The increase was primarily due to a $131 thousand impairment of an intangible asset during the first quarter of 2007. Other income and expenses were also the result of gains and losses incurred as a result of foreign exchange rates and the disposal of capital equipment.

Income Taxes.  The consolidated effective tax rate was 38.0% for the three months ended March 31, 2007 compared to 37.9% in the comparable period of 2006. During the first three months of 2007, we recorded a tax expense of 35.0% for federal taxes and 3.0% for state taxes.  Our effective tax rate for 2007 remained consistent with the comparable period in the prior year. Management does not believe that the adoption of FIN 48 will have a material impact on the contractual obligations table presented in our most recent Form 10-K.

Liquidity and Capital Resources

As of March 31, 2007, cash and cash equivalents totaled $6.2 million.  Our current ratio (current assets divided by current liabilities), was 2.2 as of March 31, 2007, which was consistent with the level at April 1, 2006. Maintaining this current ratio supports our goal to maintain a high level of liquidity to seek growth opportunities.

On April 11, 2007, in connection with the acquisition of Cineflex, we amended our credit agreement to extend the maturity date of our revolving credit facility to May 2, 2012 and increase the commitment amount from $15.0 million to $40.0 million. Our revolving credit facility remains available through May 2012, subject to optional prepayment in accordance with its terms. Up to $3.0 million of the revolving credit facility may be utilized to issue letters of credit.  We may elect to have any borrowing under the revolving credit facility bear interest either at the bank’s prime rate or the LIBOR rate plus a margin of 100 to 200 basis points, depending on our consolidated funded debt-to-consolidated EBITDA ratio.  We have the option of selecting the 1-month, 2-month, 3-month or 6-month LIBOR rate.  As of March 31, 2007, there were no borrowings outstanding under the revolving credit facility.  However, as of March 31, 2007, $1.1 million of the revolving credit facility was utilized for outstanding letters of credit.

On April 13, 2007, in connection with the acquisition of Cineflex, we borrowed approximately $25.0 million under the revolving credit facility to fund a portion of the purchase price. On April 18, 2007, we repaid $7.0 million of the outstanding borrowings with the proceeds from the sale of our Nashua, New Hampshire building.

Net cash provided by operating activities for the three months ended March 31, 2007 was $2.8 million.

Our net income for the first three months of 2007 was $3.0 million, which included $1.1 million of depreciation and amortization, a $156 thousand decrease in our deferred tax assets, $295 thousand of share-based compensation expense, $131 write-off of intangible assets and $110 thousand of other non-cash items. In addition, we spent $37 thousand on discontinued operations for environmental clean-up activities.

During the three months ended March 31, 2007, we utilized $2.0 million of cash to fund changes in our operating assets and liabilities. We utilized $2.0 million of cash to fund an increase in accounts receivable primarily as a result of increased sales volume. We used $3.4 million of cash to fund an increase in our inventories, which resulted from long lead-time orders and increased sales by our Optical Systems Group. Accrued liabilities increased $1.3 million during the three months ended March 31, 2007 primarily due to the timing of federal income tax payments.  In the first three months of 2007, deferred income increased $2.9 million primarily as a result of increased customer deposits.  Accounts payable decreased $559 thousand due to the timing of vendor payments. Additional cash outflows of $139 thousand were primarily for costs associated with the utilization of loss contract reserve and former employees’ retirement benefits.

Net cash used in operating activities for the three months ended April 1, 2006 was $688. Our net income for the first three months of 2006 was $2.4 million, which included $1.1 million of depreciation and amortization, a $339 thousand decrease in our deferred tax assets, $203 thousand of stock-based compensation expense and $36 thousand of other non-cash items. In addition, we spent $138 thousand on discontinued operations primarily for leases and environmental clean-up activities.

During the first quarter of 2006, we utilized $4.7 million of cash to fund changes in our operating assets and liabilities.  We also utilized $2.7 million of cash to fund an increase in accounts receivable primarily as a result of increased sales volume, an increase in days sales outstanding, the timing of shipments within the quarter and an increase in the excess of cost over billings on percentage of completion accounting.  We used $1.3 million of cash to fund an increase in our inventories, which resulted from long lead-time orders and increased sales from our Optical Systems Group.  In the first quarter of 2006, deferred income decreased $1.8 million as we recognized deferred income on a large aerospace and defense program booked in the first quarter of 2005.  Additional cash outflows of $900 thousand were primarily for payment of the 2005 management incentives, audit fees, the utilization of loss contract reserves and legal and consulting costs associated with environmental activities.  Accounts payable increased $2.0 million primarily due the timing of vendor payments during the first quarter of 2006.

Net cash used in investing activities was $2.8 million for the three months ended March 31, 2007.  We utilized $1.6 million of cash for capital expenditures primarily for the purchase of production and testing equipment. We also utilized $1.2 million of cash for the final Telic earn-out payment.

Net cash used in investing activities was $3.7 million for the three months ended April 1, 2006.  We utilized $2.8 million of cash for the Telic earn-out payment. In addition, we utilized $855 thousand for capital expenditures.

Net cash provided by financing activities was $147 thousand for the three months ended March 31, 2007.  During the first three months of 2007, we received $84 thousand in proceeds from the exercise of stock options and recorded a tax benefit of $63 thousand related to the exercise of non-qualified stock options.

Net cash provided by financing activities was $15 thousand for the three months ended April 1, 2006.   During the first three months of 2006, we borrowed and subsequently repaid $2.5 million from our revolving credit facility.  We also received $9 thousand in proceeds from the exercise of stock options and recorded a tax benefit of $6 thousand related to the exercise of non-qualified stock options.

With our existing cash balance, anticipated cash flows from operations, proceeds from the sale of our New Hampshire and Alabama buildings and available borrowings under our $40.0 million revolving credit facility, management believes that Axsys has sufficient liquidity to finance its operations, capital expenditures and working capital requirements for the foreseeable future, including at least the next twelve months.

Backlog

A substantial portion of Axsys’ business is of a build-to-order nature requiring various engineering, manufacturing, testing and other processes to be performed prior to shipment.  As a result, Axsys generally has a significant backlog of orders to be shipped.  Axsys ended the first three months of 2007 with a backlog of $135.9 million, compared to a backlog of $112.1 million at April 1, 2006, an increase of $23.8 million, or 21.2%.  We believe that a substantial portion of our backlog of orders at March 31, 2007 will be shipped over the next twelve months. However, approximately 11.2% of our current backlog will be shipped in the first quarter of 2008 and beyond.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not file a return in a particular jurisdiction). Under FIN 48, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. FIN 48 substantially changes the applicable accounting model and is likely to cause greater volatility in income statements as more items are recognized discretely within income tax expense. FIN 48 also revises disclosure requirements and introduces a prescriptive, annual tabular rollfoward of the unrecognized tax benefits. We adopted FIN 48 on January 1, 2007. We discuss our adoption of FIN 48 and the adoption’s effects in Note 5 to our consolidated financial statements included in this quarterly report.

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

•                  our ability to implement our acquisition strategy and integrate our acquired companies successfully, including our recent acquisition of Cineflex;

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Axsys’ market risk sensitive instruments do not subject it to material risk exposures. On April 11, 2007, in connection with the acquisition of Cineflex, we amended our credit agreement to extend the maturity date of our revolving credit facility to May 2, 2012 and increase the commitment amount form $15.0 million to $40.0 million. Up to $3.0 million of the revolving credit facility may be utilized to issue letters of credit.  We may elect to have any borrowing under the revolving credit facility bear interest either at the bank’s prime rate or the LIBOR rate plus a margin of 100 to 200 basis points, depending on our consolidated funded debt-to-consolidated EBITDA ratio.  We have the option of selecting the 1-month, 2-month, 3-month or 6-month LIBOR rate. On March 31, 2007, there were no borrowings outstanding under the revolving credit facility.  However, as of March 31, 2007, $1.1 million of the revolving credit facility was utilized for outstanding letters of credit. In connection with our acquisition of Cineflex, we borrowed approximately $25.0 million under the revolving credit facility to fund a portion of the purchase price, and repaid $7.0 million of the outstanding borrowings on April 18, 2007.

Item 4. CONTROL AND PROCEDURES

As of March 31, 2007, management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of Axsys’ disclosure controls and procedures. Our principal executive officer and principal financial officer concluded, based on their review, that Axsys’ disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), were, as of the end of the period covered by this quarterly report, effective to ensure that information required to be disclosed by Axsys in reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

During the first quarter of 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 — February 3, 2007	—	$—	—	199,923
February 4 — March 3, 2007	—	—	—	199,923
March 4 — March 31, 2007	2,221	16.75	—	199,923
Total	2,221	$16.75	—	199,923

(1)     Represents shares of Axys common stock surrendered or deemed surrendered to the company to satisfy tax withholding obligations in connection with the distribution of shares of  stock under employee stock-based compensation plans.

(2)     On May 11, 2004, Axsys’ Board of Directors authorized the repurchase, from time to time, on the open market or otherwise, of up to 200,000 shares of Axsys’ common stock at prevailing market prices or at negotiated prices.   We plan to use the repurchased shares for general corporate purposes, including the satisfaction of commitments under our employee benefit plans and the exercise of stock option grants.

Item 6.  EXHIBITS

10.1	Purchase and Sale Agreement dated March 15, 2007 (Nashua, New Hampshire building).

10.2	Purchase and Sale Agreement dated March 15, 2007 (Cullman, Alabama building).

10.3	Amendment to Purchase and Sale Agreement dated March 16, 2007 (Nashua, New Hampshire building).

10.4	Amended and Restated Severance Protection Agreement between Axsys and Stephen W. Bershad dated June 9, 2005.

10.5	Amended and Restated Severance Protection Agreement between Axsys and David A. Almeida dated June 9, 2005.

10.6	Amended and Restated Severance Protection Agreement between Axsys and Scott B. Conner dated June 9, 2005.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350 — Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. Section 1350 — Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date: April 25, 2007		AXSYS TECHNOLOGIES, INC.

	By:	/s/Stephen W. Bershad
Stephen W. Bershad
Chairman of the Board of Directors
and Chief Executive Officer

/s/ David A. Almeida
David A. Almeida
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

EXHIBITS INDEX

Exhibit Number	Description
10.1	Purchase and Sale Agreement dated March 15, 2007 (Nashua, New Hampshire building).

10.2	Purchase and Sale Agreement dated March 15, 2007 (Cullman, Alabama building).

10.3	Amendment to Purchase and Sale Agreement dated March 16, 2007 (Nashua, New Hampshire building).

10.4	Amended and Restated Severance Protection Agreement between Axsys and Stephen W. Bershad dated June 9, 2005.

10.5	Amended and Restated Severance Protection Agreement between Axsys and David A. Almeida dated June 9, 2005.

10.6	Amended and Restated Severance Protection Agreement between Axsys and Scott B. Conner dated June 9, 2005.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350 — Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. Section 1350 — Chief Financial Officer