Form 10-Q
period 2007-06-30
AXSYS TECHNOLOGIES INC
filed 2007-07-25
CIK 206030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of shares outstanding of the registrant’s common stock as of July 22, 2007 was 10,703,018.

AXSYS TECHNOLOGIES, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

AXSYS TECHNOLOGIES, INC.

Consolidated Balance Sheets

(Dollars in thousands, except share and per share data)

		December 31,
	June 30, 2007	2006
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,250	$6,044
Accounts receivable – net	22,320	21,321
Inventories – net	51,575	44,229
Income taxes – deferred	3,997	3,675
Prepaid expenses	1,366	994
Other current assets	342	368
TOTAL CURRENT ASSETS	83,850	76,631
PROPERTY, PLANT AND EQUIPMENT – net	15,441	22,860
INTANGIBLE ASSETS – net	12,891	9,507
GOODWILL	84,089	62,231
OTHER ASSETS	1,568	1,116
TOTAL ASSETS	$197,839	$172,345

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Line of credit	$14,000	$—
Accounts payable	10,530	10,895
Accrued expenses and other current liabilities	17,587	18,348
Deferred income	10,004	6,088
TOTAL CURRENT LIABILITIES	52,121	35,331
OTHER LONG-TERM LIABILITIES	7,610	5,826

SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value: authorized 30,000,000 shares, issued 10,695,033 shares at June 30, 2007 and 10,643,934 shares at December 31, 2006	107	106
Capital in excess of par	100,135	99,111
Retained earnings	37,868	31,977
Treasury stock, at cost, 81 shares at June 30, 2007 and 572 shares at December 31, 2006	(2)	(6)
TOTAL SHAREHOLDERS’ EQUITY	138,108	131,188

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$197,839	$172,345

See accompanying notes to consolidated financial statements.

AXSYS TECHNOLOGIES, INC.

Consolidated Statements of Operations

(Dollars in thousands, except share and per share data - Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Sales	$49,208	$38,505	$90,749	$75,963
Cost of sales	33,120	26,202	61,805	51,988
Gross profit	16,088	12,303	28,944	23,975

Selling, general and administrative expenses	7,744	6,956	14,493	13,942
Research, development and engineering expenses	1,864	1,212	2,947	2,119
Operating income	6,480	4,135	11,504	7,914
Interest expense	(263)	(45)	(272)	(62)
Interest income	56	42	119	151
Other income (expense), net	6	45	(261)	25
Income from continuing operations before income taxes	6,279	4,177	11,090	8,028
Provision for income taxes	2,432	1,584	4,260	3,045
Income from continuing operations	3,847	2,593	6,830	4,983
Gain from discontinued operations, net of tax	—	20	—	20
Net income	$3,847	$2,613	$6,830	$5,003

BASIC EARNINGS PER SHARE:
Continuing operations	$0.36	$0.25	$0.64	$0.47
Discontinued operations	0.00	0.00	0.00	0.00
Total	$0.36	$0.25	$0.64	$0.47
Weighted average basic common shares outstanding	10,686,285	10,625,504	10,671,827	10,622,639

DILUTED EARNINGS PER SHARE:
Continuing operations	$0.35	$0.24	$0.62	$0.46
Discontinued operations	0.00	0.00	0.00	0.00
Total	$0.35	$0.24	$0.62	$0.46
Weighted average diluted common shares outstanding	11,006,968	10,924,326	10,976,385	10,901,362

See accompanying notes to consolidated financial statements.

AXSYS TECHNOLOGIES, INC.

Consolidated Statements of Cash Flow

(Dollars in thousands – Unaudited)

	Six Months Ended
	June 30, 2007	July 1, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,830	$5,003
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,874	1,710
Amortization of intangibles	461	544
Amortization of debt issue cost	3	—
Deferred income taxes	51	502
Share-based compensation expense	633	460
Stock contribution to 401(k) plan	44	35
Loss (gain) on disposal of equipment	106	(29)
Impairment of intangible asset	131	—
Changes in operating assets and liabilities:
Accounts receivable	(999)	(1,791)
Inventories	(4,453)	(3,305)
Other current assets and other assets	(258)	(252)
Accounts payable	(1,542)	2,517
Accrued expenses and other liabilities	(681)	(91)
Deferred income	3,373	(1,392)
Long-term liabilities	(310)	(91)
Net cash provided by continuing operations	5,263	3,820
Net cash used in discontinued operations	(87)	(222)
NET CASH PROVIDED BY OPERATING ACTIVITIES	5,176	3 ,598

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net	(2,639)	(6,104)
Acquisitions, net of cash acquired	(27,020)	—
Purchase of Telic – Earn-out payment	(1,183)	(2,817)
Proceeds from disposals of property, plant and equipment	9,589	90
NET CASH USED IN INVESTING ACTIVITIES	(21,253)	(8,831)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of borrowings	(11,000)	(7,000)
Proceeds from borrowings, net	25,000	7,000
Proceeds from the exercise of options	247	21
Tax benefit from exercises of stock options	106	7
Payment of debt issue costs	(69)	—
Payments under stock buyback program	(1)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	14,283	28

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,794)	(5,205)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,044	7,079
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,250	$1,874

Supplemental cash flow information - Cash (paid for) received from:
Interest paid	$(221)	$(45)
Interest received	114	153
Income tax payments	(3,396)	(2,795)
Non-cash consideration from sale of capital equipment	—	57

See accompanying notes to consolidated financial statements.

AXSYS TECHNOLOGIES, INC.

Consolidated Statements of Shareholders’ Equity

For the Six Months Ended June 30, 2007 and July 1, 2006

(Dollars in thousands - Unaudited)

	Common Stock	Capital in Excess of	Accumulated Other Comprehensive	Retained	Treasury Stock		Comprehensive
	Amount	Par	Gain/ (Loss)	Earnings	Amount	Total	Income
Balance at December 31, 2006	$106	$99,111	$—	$31,977	$(6)	$131,188

Cumulative effect adjustment due to adoption of FIN 48	—	—	—	(939)	—	(939)

Balance at January 1, 2007	106	99,111	—	31,038	(6)	130,249

Net income	—	—	—	6,830	—	6,830
Share-based compensation expense	—	633	—	—	—	633
Restricted stock withheld for employee taxes	—	—	—	—	(39)	(39)
Exercise of stock options	1	261	—	—	24	286
Tax benefit on exercise of options	—	106	—	—	—	106
Contribution to 401(k) plan	—	24	—	—	20	44
Stock repurchases	—	—	—	—	(1)	(1)
Balance at June 30, 2007	$107	$100,135	$—	$37,868	$(2)	$138,108

Balance at December 31, 2005	$106	$97,875	$3	$21,712	$(155)	$119,541

Net income	—	—	—	5,003	—	5,003	$5,003
Foreign exchange contract	—	—	(3)	—	—	(3)	(3)
Total comprehensive income							$5,000
Share-based compensation expense	—	460	—	—	—	460
Reduction of public stock offering expenses	—	23	—	—	—	23
Exercise of stock options	—	9	—	—	12	21
Contribution to 401(k) plan	—	14	—	—	21	35
Balance at July 1, 2006	$106	$98,381	$—	$26,715	$(122)	$125,080

See accompanying notes to consolidated financial statements.

AXSYS TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data - Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements of Axsys Technologies, Inc. (“Axsys” or “we”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP. In the opinion of management, all significant adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the three and six months ended June 30, 2007 and July 1, 2006 have been included. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  The financial information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes in Axsys’ Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The consolidated balance sheet dated December 31, 2006, included in this Form 10-Q, has been derived from the audited consolidated financial statements at that date.

Basic earnings per share have been computed by dividing net income by the weighted average number of common shares outstanding. The dilutive effect of stock options on the weighted average number of common shares was 320,683 shares for the three months ended June 30, 2007 and 304,558 shares for the six months ended June 30, 2007 compared to 298,822 shares for the three months ended July 1, 2006 and 278,723 shares for the six months ended July 1, 2006.  Diluted earnings per share exclude 122,250 potential common shares for the three months ended June 30, 2007 and 222,938 potential common shares for the six months ended June 30, 2007 related to our stock compensation plans because they were anti-dilutive.

Note 2 – Acquisitions

On April 13, 2007, Axsys acquired substantially all of the assets of Cineflex, LLC (“Cineflex”), a privately held manufacturer of high-precision gyro-stabilized aerial camera systems.  Cineflex was combined with the Axsys Technologies IR Systems business.

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

The acquisition has been accounted for by the purchase method of accounting and accordingly, the consolidated statements of income include the results of Cineflex during the second quarter of 2007 from the date of acquisition.  The assets acquired and the liabilities assumed were recorded at estimated fair values as determined by Axsys management and a valuation firm based on information currently available and on current assumptions as to future operations.  Goodwill acquired through the purchase of Cineflex is deductible for income tax purposes.

The initial purchase price of this acquisition, after a working capital adjustment, was $26,681 with possible additional cash consideration to be paid over the 36 months following the closing date based on certain revenue and order placement goals. In addition, $356 of legal, audit and other acquisition-related costs were incurred in connection with the acquisition.  Axsys funded the purchase price and associated transaction costs through a combination of existing cash balances and borrowings under its revolving credit facility.

Fair value:
Assets acquired	$3,062
Liabilities assumed	(1,860)
Amortizable intangible assets	3,977
Goodwill	21,858
Purchase price	$27,037
Accrued acquisition costs	(17)
Net cash paid during the second quarter of 2007	$27,020

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

Note 4 – Inventories – net

Inventories, determined by lower of cost (first-in, first-out or average) or market, consist of:

	June 30,	December 31,
	2007	2006
Raw materials	$21,284	$18,825
Work-in-process	25,288	20,258
Finished goods	11,965	11,973
Gross inventories	58,537	51,056
Less reserve	(6,962)	(6,827)
Net inventories	$51,575	$44,229

Note 5 – Segment Data

We are organized into two business segments: the Optical Systems Group and the Distributed Products Group.

The Optical Systems Group designs, manufactures and sells highly precise systems, sub-subsystems and parts that are typically used in surveillance, long-range observation, tracking and targeting and high-performance imaging applications. At the systems level, our products include cameras mounted on stabilized or unstabilized positioning platforms, and the systems may include a suite of instruments such as an infrared camera, daytime camera, laser rangefinder and laser designator. These systems are typically used for the surveillance of borders and potential terrorist targets, airborne law enforcement and airborne film and TV production. We also design and manufacture thermal cameras for incorporation into our positioning systems, for static applications, and for integration into a broader surveillance system. In addition, we manufacture various electro-optical products for use in our camera systems as well as for other original equipment manufacturers’ products. These products can be grouped into four primary areas: infrared lenses, visible lenses, motion control products and optical scanning assemblies. The Optical Systems Group has design and manufacturing facilities in San Diego, California, Cullman, Alabama, Rochester Hills, Michigan, Nashua, New Hampshire and Grass Valley, California.

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

The following tables present financial data for each of Axsys’ segments:

	Three Months Ended:		Six Months Ended :
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Sales:
Optical Systems Group	$42,955	$31,672	$78,494	$62,530
Distributed Products Group	6,253	6,833	12,255	13,433
Total sales	$49,208	$38,505	$90,749	$75,963

Income before income taxes:
Optical Systems Group	$7,746	$5,165	$13,698	$10,071
Distributed Products Group	486	423	887	843
Non-allocated expenses	(1,953)	(1,411)	(3,495)	(2,886)
Total income before income taxes	$6,279	$4,177	$11,090	$8,028

Note 5 – Segment Data (continued)

	June 30, 2007	December 31, 2006
Identifiable assets:
Optical Systems Group	$174,145	$146,411
Distributed Products Group	12,818	14,479
Non-allocated assets	10,876	11,455
Total assets	$197,839	$172,345

	June 30, 2007	December 31, 2006
Goodwill:
Optical Systems Group	$82,649	$60,791
Distributed Products Group	1,440	1,440
Total goodwill	$84,089	$62,231

Included in non-allocated expenses are general corporate expense, share-based compensation expense, interest expense and other income and expense.  Identifiable assets by segment consist of those assets that are used in the segment’s operations. Non-allocated assets are comprised primarily of short-term investments, cash and cash equivalents, corporate assets and net deferred income tax assets.

The following table presents the non-allocated identifiable assets:

	June 30, 2007	December 31, 2006
Non-allocated assets:
Cash and cash equivalents	$4,250	$6,044
Income taxes-deferred	3,997	3,675
Non-current deferred income tax asset	1,393	986
Other corporate assets	1,236	750
Total assets	$10,876	$11,455

Note 6 – Income Taxes

The consolidated effective tax rate was 38.7% for the three months and 38.4% for the six months ended June 30, 2007 compared to 37.9% for the three and six months ended July 1, 2006.

Axsys adopted Financial Accounting Standards Board (“FASB”) Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), at the beginning of fiscal year 2007.  As a result of the implementation of FIN 48, we recognized a $939 increase to reserves for uncertain tax positions.  This increase was accounted for as an adjustment to the beginning balance of retained earnings on our balance sheet.  Including the cumulative effect of this increase at the beginning of 2007, Axsys had approximately $5,035 of unrecognized tax benefits, of which $2,033 would favorably affect our effective tax rate if recognized.  At June 30, 2007, we had approximately $5,132 of unrecognized tax benefits.

We recognize interest and penalties related to uncertain tax positions in income tax expense.  As of June 30, 2007, we had approximately $1,219 of accrued interest and penalties related to uncertain tax positions included in the unrecognized tax benefits mentioned above. During the first six months of 2007, we recognized interest and penalties related to uncertain tax positions of $261.

The tax years 2003 through 2006 remain open to examination by the major taxing jurisdictions to which we are subject.  As of June 30, 2007, we do not expect any material changes to unrecognized tax positions within the next twelve months.

Note 7 – Warranty Accruals

We provide warranties for certain of our products.  Provisions for estimated expenses related to product warranties are made at the time products are sold.  These estimates are established using historical information on the nature, frequency and average cost of warranty claims.

The following table summarizes product warranty activity:

Balance at December 31, 2006	$898

Provision	786
Payments	(421)
Balance at June 30, 2007	$1,263

Note 8 – Impairment of Asset

During the first quarter of 2007, management determined that there was an impairment of an intangible asset related to a service contract within our Optical Systems Group. This contract was initially recorded as an intangible asset in connection with Axsys’ acquisition of Diversified Optical Products, Inc. in May 2005. Its total value at the time of acquisition was determined to be $200 and was given an estimated useful life of five years. It became evident during the first quarter of 2007 that the contract was not going to be renewed by our customer and management therefore made the decision to impair the asset and write-off its remaining value. A charge of $131 was recorded in “other expense-net” on Axsys’ consolidated income statement at March 31, 2007.  In addition, during the first quarter of 2007, we wrote-off $79 of obsolete software.

Note 9 – Line of Credit

Revolving Credit Facility:  On April 10, 2007, in connection with the acquisition of Cineflex, we amended our credit agreement to extend the maturity date of our revolving credit facility to May 2, 2012 and increase the commitment amount from $15,000 to $40,000. In addition, on April 13, 2007, in connection with the acquisition of Cineflex, we borrowed $25,000 under our revolving credit facility to fund a portion of the purchase price. During the second quarter of 2007, we repaid $11,000 of the advance. We paid a weighted-average interest rate of 6.48% on the borrowings.  Our revolving credit facility remains available through May 2012, subject to optional prepayment in accordance with its terms. Up to $3.0 million of the revolving credit facility may be utilized to issue letters of credit.  We may elect to have any borrowing under the revolving credit facility bear interest either at the bank’s prime rate or the LIBOR rate plus a margin of 100 to 200 basis points, depending on our consolidated funded debt-to-consolidated EBITDA ratio.  We have the option of selecting the 1-month, 2-month, 3-month or 6-month LIBOR rate.  As of June 30, 2007, there was $14,000 outstanding under the revolving credit facility.  In addition, as of June 30, 2007, $1.1 million of the revolving credit facility was also utilized for outstanding letters of credit. We expect to repay the entire outstanding balance within the next twelve months and as such have classified the amount due as a current liability.

Note 10 – Shareholders’ Equity

Stock Repurchase

In May 2004, Axsys’ Board of Directors authorized the repurchase, from time to time, on the open market or otherwise, of up to 200,000 shares of Axsys common stock at prevailing market prices or at negotiated prices.

We plan to use the repurchased shares for general corporate purposes, including the satisfaction of commitments under our employee benefit plans and the exercise of stock option grants.  As of June 30, 2007, Axsys has repurchased 83 shares in total under this repurchase program. During the six months ended June 30, 2007, 6 shares were repurchased under this program.

Note 10 – Shareholders’ Equity (continued)

Treasury Stock

We use treasury stock shares for general corporate purposes, including the satisfaction of commitments under employee benefit plans and stock options.

Changes in treasury stock were as follows:

Number of shares	Shares	Amount
Balance at December 31, 2006	572	$6
Restricted stock withheld for employee taxes	2,296	39
Repurchase of stock	6	1
Exercise of stock options, net	(1,595)	(24)
Contribution to the 401(k) plan	(1,198)	(20)
Balance at June 30, 2007	81	$2

Balance at December 31, 2005	18,907	$155
Exercise of stock options, net	(6,156)	(12)
Contribution to the 401(k) plan	(2,092)	(21)
Repurchase of common stock	32	—
Balance at July 1, 2006	10,691	$122

Note 11 – Sale-Leaseback of Facilities

During the second quarter of 2007, we sold our buildings located in Nashua, New Hampshire for $6,405 and Cullman, Alabama for $3,695. Concurrent with the sale, we entered into 15-year operating leases with the buyer with monthly rental payments of $39 for the Nashua, New Hampshire building and $25 for the Cullman, Alabama building. Each lease is renewable at our option for an additional five years. As part of the sale and leaseback, we have no continuing involvement aside from the lease agreement. The $1,414 difference between the sales proceeds received (net of $511 closing costs) and the book value of assets sold was deferred and is being amortized over the life of the leases.

The future minimum lease payments under the terms of the related lease agreements are as follows:

2007	$581
2008	783
2009	794
2010	806
2011	818
Thereafter	9,130
$12,912

Note 12 – Subsequent Events

On July 9, 2007, we announced our intent to sell our Distributed Products business. We believe that the sale of this non-strategic business will allow management to focus on Axsys’ increasingly prominent and faster growing optics business. Axsys is currently holding discussions with several potential buyers.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

The following discussion should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in Item 1 of this quarterly report.

Acquisition of Cineflex, LLC.

On April 13, 2007, Axsys acquired Cineflex, LLC (“Cineflex”), a privately held manufacturer of high-precision gyro-stabilized aerial camera systems, for $26.7 million in cash with possible additional cash consideration to be paid over the 36 months following the closing date based on certain revenue goals. In addition, $356 thousand of legal, audit and other acquisition-related costs were incurred in connection with the acquisition. Cineflex is a technology leader in the design and manufacture of highly stable, multi-sensor, multi-axis surveillance platforms serving customers in federal and local government, and in the motion picture and electronic news gathering industries. Cineflex employs approximately 25 people at its Grass Valley, California facility.

In connection with the acquisition of Cineflex, we amended our credit agreement to extend the maturity date of our revolving credit facility to May 2, 2012 and increase the commitment amount from $15.0 million to $40.0 million. In addition, on April 13, 2007, in connection with the acquisition of Cineflex, we borrowed $25.0 million under our revolving credit facility to fund a portion of the purchase price.

Facilities

During the second quarter of 2007, we sold our buildings and land located in Nashua, New Hampshire and Cullman, Alabama and concurrently entered into 15-year operating leases with the buyer.  We received $9.6 million in proceeds for the sale of the two buildings. The $1,414 difference between the sales proceeds received (net of $511 closing costs) and the book value of assets sold was deferred and is being amortized over the life of the leases.

Disposition of Business Segment

On July 9, 2007 we announced our intent to sell our Distributed Products business. We believe that the sale of this non-strategic business will allow us to focus on our increasingly prominent and faster growing optics business. In addition, we plan to use the proceeds to pay down our outstanding debt which will give us more flexability in pursuing strategic acquisitions in our core business. We are currently holding discussions with several potential buyers.

Financial Results

Sales increased compared to the same period in the prior year by 27.8% for the three months ended June 30, 2007 and 19.5% for the six months ended. The Optical Systems Group grew quarterly revenues by 35% and year to date revenues by 26%, as compared to the prior periods in 2006. This growth was largely due to increasing demand from both domestic and foreign governments for our infrared lens and cameras coupled with the acquisition of Cineflex, which contributed $2.1 million in revenues during the second quarter.

Results of Operations (in thousands and as a percentage of sales)

The following tables set forth certain financial data for the three months and six months ended June 30, 2007 and July 1, 2006.

	Three Months Ended
	June 30, 2007		July 1, 2006
Sales	$49,208	100.0%	$38,505	100.0%
Cost of sales	33,120	67.3	26,202	68.0
Gross margin	16,088	32.7	12,303	32.0
Selling, general and administrative expenses	7,744	15.7	6,956	18.2
Research, development and engineering expenses	1,864	3.8	1,212	3.1
Operating income	6,480	13.2	4,135	10.7
Interest expense	(263)	(0.5)	(45)	(0.1)
Interest income	56	0.1	42	0.1
Other income, net	6	0.0	45	0.1
Income from continuing operations before income taxes	6,279	12.8	4,177	10.8
Provision for income taxes	2,432	4.9	1,584	4.1
Income from continuing operations	3,847	7.8	2,593	6.7
Gain from discontinued operations, net of tax	—	0.0	20	0.1
Net income	$3,847	7.8%	$2,613	6.8%

	Six Months Ended
	June 30, 2007		July 1, 2006
Sales	$90,749	100.0%	$75,963	100.0%
Cost of sales	61,805	68.1	51,988	68.4
Gross margin	28,944	31.9	23,975	31.6
Selling, general and administrative expenses	14,493	16.0	13,942	18.4
Research, development and engineering expenses	2,947	3.2	2,119	2.8
Operating income	11,504	19.2	7,914	10.4
Interest expense	(272)	(0.3)	(62)	(0.1)
Interest income	119	0.1	151	0.2
Other (expense) income, net	(261)	(0.3)	25	—

Income from continuing operations before income taxes	11,090	12.2	8,028	10.5
Provision for income taxes	4,260	4.7	3,045	4.0

Income from continuing operations	6,830	7.5	4,983	6.5
Gain from discontinued operations, net of tax	—	—	20	—
Net income	$6,830	7.5%	$5,003	6.5%

Optical Systems Group (in thousands and as a percentage of sales)

	Three Months Ended				Six Months Ended
	June 30, 2007		July 1, 2006		June 30, 2007		July 1, 2006

Sales	$42,955	100.0%	$31,672	100.0%	$78,494	100.0%	$62,530	100.0%
Cost of sales	28,854	67.2	21,355	67.4	53,350	68.0	42,480	67.9
Gross margin	$14,101	32.8%	$10,317	32.6%	$25,144	32.0%	$20,050	32.1%

Sales in the Optical Systems Group increased 35.6% for the three months ended June 30, 2007 and 25.5% for the six months ended June 30, 2007 compared to the same periods in the prior year. The increase in sales was primarily due to growth in our infrared product lines driven from strong domestic and foreign demand for both force protection and long-range surveillance technologies. The Optical Systems Group continued to benefit during the first six months of 2007 from increased sales of our infrared lens used in thermal weapons sights (“TWS”).  In addition, we benefited from increased participation on several United States Air Force programs including a GPS-aided stellar-inertial navigation system and several fighter jet programs. Lastly, growth during the second quarter of 2007 was also due to the acquisition of Cineflex, which contributed $2.1 million in revenues.

Gross margins of 32.7% for the three months ended June 30, 2007 and 31.9% for the six months ended June 30, 2007 were slightly higher than gross margins for the comparable periods in the prior year.  The increase in gross margin was mainly due to a favorable benefit received on a long-term percentage of completion contract, which is nearing its life end. This benefit was partially offset by increased costs for germanium and silicon that we were unable to pass along to the customer and the impact of recording the acquired inventory for Cineflex at fair market value. The higher sales volume during the first six months of 2007 did not generate incremental margin as we continued to increase our participation on large military programs, which generally carry lower than average margins.

Distributed Products Group (in thousands and as a percentage of sales)

	Three Months Ended				Six Months Ended
	June 30, 2007		July 1, 2006		June 30, 2007		July 1, 2006

Sales	$6,253	100.0%	$6,833	100.0%	$12,255	100.0%	$13,433	100.0%
Cost of sales	4,266	68.2	4,847	70.9	8,455	69.1	9,508	70.8
Gross margin	$1,987	31.8%	$1,986	29.1%	$3,800	31.0%	$3,925	29.2%

Sales in the Distributed Products Group decreased 8.5% for the three months ended June 30, 2007 and 8.8% for the six months ended June 30, 2007 as compared to the same periods in the prior year. The decrease in sales was primarily a result of slower order releases among our larger customers.  Gross margin, as a percentage of sales, for the three and six months ended June 30, 2007 was slightly higher than gross margin in the same period of the prior year, despite the decrease in sales volume mainly due to favorable product mix and an overall decrease in anti-dumping duty costs.

Operating Expenses (in thousands and as a percentage of sales)

	Three Months Ended				Six Months Ended
	June 30, 2007		July 1, 2006		June 30, 2007		July 1, 2006

Selling, general and administrative	$7,744	15.7%	$6,956	18.2%	$14,493	16.0%	$13,942	18.4%
Research, development and engineering	1,864	3.8	1,212	3.1	2,947	3.2	2,119	2.8

SG&A Expenses.  Spending increased, year over year, on a dollar basis, primarily due to increased compensation costs to support the growth of the business and the acquisition of Cineflex. Spending as a percentage of sales, however, decreased year over year as we were able to gain significant leverage from higher sales volume.

Research, Development and Engineering Expenses.   Research, development and engineering expenses increased for the three months and six months ended June 30, 2007 compared to the same periods in the prior year.  We continue to increase our R&D efforts on our infrared product lines, which require ongoing research and development efforts to ensure product competitiveness in the imaging market place. In addition, the acquisition of Cineflex contributed to the increase in our R&D spending as this product line also requires continual development as we begin to work on a gimbal system for military applications.

Other Income and Expenses

Interest expense.  Interest expense was $263 thousand in the second quarter of 2007 and $272 thousand for the six months ended June 30, 2007 compared to interest expense of $45 thousand and $62 thousand in the comparable periods of 2006.  The higher interest expense was due to higher overall borrowings during 2007 associated with the acquisition of Cineflex during the second quarter. We had $14.0 million in loans outstanding as of June 30, 2007 compared to no outstanding loans in the comparable period of 2006.

Interest income.  Interest income of $56 thousand in the second quarter of 2007 and $119 thousand for the six months ended June 30, 2007 was in line with interest income of $42 thousand and $151 thousand in the comparable periods of 2006.  This was due to our maintaining consistent cash balances during all reporting periods. Interest income was primarily composed of income from cash and cash equivalents.

Other income (expense), net.  Net other income was $6 thousand in the second quarter of 2007 and net other expense was $261 thousand for the six months ended June 30, 2007 compared to net other income of $45 thousand and $25 thousand in the comparable periods of 2006.  The increase in net other expense, year over year, was primarily due to a $131 thousand impairment of an intangible asset during the first quarter of 2007. Other income and expenses were primarily the result of gains and losses incurred as a result of foreign exchange rates and the disposal of capital equipment.

Income Taxes.  The consolidated effective tax rate was 38.7% for the three months and 38.4% for the six months ended June 30, 2007 compared to 37.9% for the three and six months ended July 1, 2006. During the first six months of 2007, we recorded a tax expense of 33.9% for federal taxes and 4.5% for state taxes compared to 34.0% for federal taxes and 3.9% for state taxes during the comparable periods in 2006.

Liquidity and Capital Resources

Axsys’ strategy to enhance shareholder value is dependent on our ability to take advantage of both internal and external business opportunities as they arise. Maximizing the utilization of our cash resources is crucial to the successful execution of our strategy.  In the first six months of 2007, we took several key steps in support of our strategy.  On April 10, 2007, we amended our credit agreement with Bank of America to increase our revolving line of credit from $15.0 million to $40.0 million. During the second quarter of 2007, we also completed the sale-leaseback of our Nashua, NH and Cullman, AL facilities, which generated net proceeds of $9.6 million. In addition, we have also continued to focus on profitability and working capital management in order to increase cash flow from operations.  We have already begun to invest these funds in new growth opportunities, including the acquisition of Cineflex, increased research and development and capital equipment that is critical to increased production capacity. Furthermore in July 2007, we announced our intent to sell our distributed products business. This will allow us to further reduce our debt and continue to redeploy our resources to our more profitable optical solutions business.

On April 13, 2007, in connection with the acquisition of Cineflex, we borrowed $25.0 miilion under our revolving credit facility to fund a portion of the purchase price. During the second quarter of 2007, we repaid $11.0 miilion of the advance. The weighted-average interest rate was 6.48% on these borrowings.  Our revolving credit facility remains available through May 2012, subject to optional prepayment in accordance with its terms. Up to $3.0 million of the revolving credit facility may be utilized to issue letters of credit.  We may elect to have any borrowing under the revolving credit facility bear interest either at the bank’s prime rate or the LIBOR rate plus a margin of 100 to 200 basis points, depending on our consolidated funded debt-to-consolidated EBITDA ratio.  We have the option of selecting the 1-month, 2-month, 3-month or 6-month LIBOR rate.  As of June 30, 2007, there was $14,000 outstanding under the revolving credit facility.  In addition, as of June 30, 2007, $1.1 million of the revolving credit facility was also utilized for outstanding letters of credit. We expect to repay the entire outstanding balance within the next twelve months. Axsys is compliant with all covenants related to our revolving credit facility as of June 30, 2007.

As of June 30, 2007, cash and cash equivalents totaled $4.3 million. Net cash provided by operating activities for the six months ended June 30, 2007 was $5.2 million.

Our net income for the first six months of 2007 was $6.8 million, which included $2.3 million of depreciation and amortization, a $51 thousand decrease in our deferred tax assets, $633 thousand of share-based compensation expense, $131 write-off of intangible assets and $153 thousand of other non-cash items. In addition, we spent $87 thousand on discontinued operations primarily for environmental clean-up activities.

During the six months ended June 30, 2007, we utilized $4.9 million of cash to fund changes in our operating assets and liabilities. We utilized $1.0 million of cash to fund an increase in accounts receivable primarily as a result of increased sales volume. We used $4.5 million of cash to fund an increase in our inventories, which resulted from long lead-time orders and increased sales by our Optical Systems Group. Accrued liabilities decreased $681 thousand during the six months ended June 30, 2007 primarily due to the timing of excess costs over billings on the percentage of completion accounting offset by the timing of federal income tax payments.  In the first six months of 2007, deferred income increased $3.4 million primarily as a result of increased customer deposits.  Accounts payable decreased $1.5 million due to the timing of vendor payments. Additional cash outflows of $568 thousand were primarily for costs associated with the utilization of loss contract reserve and former employees’ retirement benefits.

Net cash provided by operating activities for the six months ended July 1, 2006 was $3.6 million.

Our net income for the first six months of 2006 was $5.0 million, which included $2.3 million of depreciation and amortization, a $502 thousand decrease in our deferred tax assets, $460 thousand of share-based compensation expense and $6 thousand of other non-cash items. In addition, we spent $222 thousand on discontinued operations primarily for leases and environmental clean-up activities.

During the six months ended July 1, 2006, we utilized $4.4 million of cash to fund changes in our operating assets and liabilities. We utilized $1.8 million of cash to fund an increase in accounts receivable primarily as a result of increased sales volume, an increase in days sales outstanding and the timing of shipments.  We used $3.3 million of cash to fund an increase in our inventories, which resulted from long lead-time orders and increased sales from our Optical Systems Group. In the first six months of 2006, deferred income decreased $1.4 million as we recognized revenue on a large aerospace and defense program booked in the first quarter of 2005.  Additional cash outflows of $434 thousand were primarily for costs associated with an increase in insurance renewals, the utilization of loss contract reserves and legal and consulting costs associated with environmental activities.  Accounts payable increased $2.5 million primarily due to the timing of vendor payments during the six months ended July 1, 2006.

Net cash used in investing activities was $21.2 million for the six months ended June 30, 2007. In the second quarter of 2007, we utilized $27.0 million of cash to purchase Cineflex. During the second quarter of 2007, we received $9.6 million in proceeds from the sale of manufacturing facilities in Nashua, New Hampshire and Cullman, Alabama as part of a sale-leaseback transaction. We utilized $2.6 million of cash for capital expenditures primarily for the purchase of production and testing equipment. We also utilized $1.2 million of cash for the final Telic earn-out payment.

Net cash used in investing activities was $8.8 million for the six months ended July 1, 2006.  We utilized $4.0 million of cash to purchase a new facility for our IR Systems division. In addition to the new facility, we spent $2.1 million to purchase of production and testing equipment. We also utilized $2.8 million of cash for the Telic earn-out payment. We also received $90 thousand of proceeds from the sale of fully-depreciated machinery.

Net cash provided by financing activities was $14.3 million for the six months ended June 30, 2007.  During the second quarter of 2007, we borrowed $25.0 million under our revolving credit facility for the acquisition of Cineflex. We subsequently used $11.0 million to repay a portion of those borrowing.  During the first six months of 2007, we received $247 thousand in proceeds from the exercise of stock options and recorded a tax benefit of $106 thousand related to the exercise of non-qualified stock options.  We also used $69 thousand to fund debt issuance costs associated with the amendment of our credit agreement.

Net cash provided by financing activities was $28 thousand for the six months ended July 1, 2006.  During the first and second quarters of 2006, we borrowed and subsequently repaid $2.5 million and $4.5 million, respectively, under our revolving credit facility, and we also received $21 thousand in proceeds from the exercise of stock options and recorded a tax benefit of $7 thousand related to the exercise of non-qualified stock options.

With our existing cash balance, anticipated cash flows from operations and available borrowings under our revolving credit facility, management believes that Axsys has sufficient liquidity to finance its operations, capital expenditures and working capital requirements for the foreseeable future, including at least the next twelve months.

Commitments and Contingencies

During the second quarter of 2007, as part of the sale and leaseback discussed in Note 11 of this document, we entered into lease agreement which will have a material impact on the contractual obligations table as present in our most recent Form 10-K.

Backlog

A substantial portion of Axsys’ business is of a build-to-order nature requiring various engineering, manufacturing, testing and other processes to be performed prior to shipment.  As a result, Axsys generally has a significant backlog of orders to be shipped.  Axsys ended the first six months of 2007 with a backlog of $142.1 million, compared to a backlog of $115.5 million at July 1, 2006, an increase of $26.6 million, or 23.0%. We believe that a substantial portion of our backlog of orders at June 30, 2007 will be shipped over the next twelve months. However, approximately 12.3% of our current backlog will be shipped in the third quarter of 2008 and beyond.

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

•      our ability to implement our acquisition strategy and integrate our acquired companies successfully, including the recent  acquisition of Cineflex;

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

•      our ability to implement our divestiture strategy and dispose our bearings business successfully.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Axsys’ market risk sensitive instruments do not subject it to material risk exposures. On April 13, 2007, in connection with the acquisition of Cineflex, we borrowed $25.0 million under our revolving credit facility to fund a portion of the purchase price. During the second quarter of 2007, we repaid $11.0 million of the advance. We paid a weighted-average interest rate of 6.48% on the borrowings.  Our financial results may be affected by changes in short-term interest rates on our borrowings. A hypothetical 100 basis point increase in interest rates, for example, would have resulted in an increase in interest expense of approximately $39 thousand for the three months ended June 30, 2007. Our revolving credit facility remains available through May 2012, subject to optional prepayment in accordance with its terms. Up to $3.0 million of the revolving credit facility may be utilized to issue letters of credit.  We may elect to have any borrowing under the revolving credit facility bear interest either at the bank’s prime rate or the LIBOR rate plus a margin of 100 to 200 basis points, depending on our consolidated funded debt-to-consolidated EBITDA ratio.  We have the option of selecting the 1-month, 2-month, 3-month or 6-month LIBOR rate.  As of June 30, 2007, there was $14.0 million outstanding under the revolving credit facility.  In addition, as of June 30, 2007, $1.1 million of the revolving credit facility was also utilized for outstanding letters of credit.

Item 4. CONTROL AND PROCEDURES

As of June 30, 2007, management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of Axsys’ disclosure controls and procedures. Our principal executive officer and principal financial officer concluded, based on their review, that Axsys’ disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), were, as of the end of the period covered by this quarterly report, effective to ensure that information required to be disclosed by Axsys in reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

During the second quarter of 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1 – April 28, 2007	—	$—	—	199,923
April 29 – May 26, 2007	4	19.08	4	199,919
May 27 – June 30, 2007	77	20.96	77	199,917
Total	81	$19.90	81	199,917

(1) Of the total number of shares purchased, 75 shares represents shares of Axsys common stock surrendered or deemed surrendered to Axsys to satisfy tax withholding obligations in connection with the distribution of shares of stock under employee stock-based compensation plans.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of Axsys was held on May 10, 2007.  The following matters were submitted to a vote of security holders.  The results of the voting were as follows:

Election of Directors

The stockholders re-elected all five directors of the Company.

	Votes For	Votes Withheld
Stephen W. Bershad	9,720,372	187,776
Anthony J. Fiorelli, Jr.	9,552,300	355,848
Eliot M. Fried	9,552,472	355,676
Richard F. Hamm, Jr.	9,777,288	130,860
Robert G. Stevens	9,721,272	186,876

Amendments to the Amended and Restated Long-Term Stock Incentive Plan

The stockholders approved certain amendments to Axsys’ Amended and Restated Long-Term Stock Incentive Plan with votes cast as follows:

	Shares voted:	Percentage
For:	10,866,943	92.38%
Against:	735,463	7.42
Abstained:	19,350.20

Item 6.  EXHIBITS

10.1	Amended and Restated Long-Term Stock Incentive Plan (filed as Exhibit 10.1 to Axsys’ Form 8-K, filed May 14, 2007 (File No. 000-16182) and incorporated herein by reference).
10.2	Master Affirmation, dated April 10, 2007, to the Credit Agreement by and among Axsys Technology, Inc. and its subsidiaries and Bank of America.
10.3	Asset Purchase Agreement, dated April 13, 2007, by and among Axsys Technologies, Inc. and Cineflex, LLC and parties thereto (Commission File No. 0-16182)).
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.
32.1	Certification pursuant to 18 U.S.C. Section 1350 – Chief Executive Officer.
32.2	Certification pursuant to 18 U.S.C. Section 1350 – Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date: July 25, 2007	AXSYS TECHNOLOGIES, INC.

	By:	/s/Stephen W. Bershad
Stephen W. Bershad
Chairman of the Board of Directors
and Chief Executive Officer

/s/ David A. Almeida
David A. Almeida
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Amended and Restated Long-Term Stock Incentive Plan (filed as Exhibit 10.1 to Axsys’ Form 8-K, filed May 14, 2007 (File No. 000-16182) and incorporated herein by reference).
10.2	Master Affirmation, dated April 10, 2007, to the Credit Agreement by and among Axsys Technology, Inc. and its subsidiaries and Bank of America.
10.3	Asset Purchase Agreement, dated April 13, 2007, by and among Axsys Technologies, Inc. and Cineflex, LLC and parties thereto (Commission File No. 0-16182)).
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.
32.1	Certification pursuant to 18 U.S.C. Section 1350 – Chief Executive Officer.
32.2	Certification pursuant to 18 U.S.C. Section 1350 – Chief Financial Officer.