Form 10-Q
period 2007-09-29
AXSYS TECHNOLOGIES INC
filed 2007-10-25
CIK 206030

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2007
OR
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐                Accelerated filer ☒                Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

        The number of shares outstanding of the registrant's common stock as of October 19, 2007 was 10,739,308.

AXSYS TECHNOLOGIES, INC.
INDEX

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets— As of September 29, 2007 and December 31, 2006	3
Consolidated Statements of Operations— Three and Nine Months Ended September 29, 2007 and September 30, 2006	4
Consolidated Statements of Cash Flows— Nine Months Ended September 29, 2007 and September 30, 2006	5
Consolidated Statements of Shareholders' Equity— Nine Months Ended September 29, 2007 and September 30, 2006	6
Notes to Consolidated Financial Statements	7
Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures about Market Risk	20
Item 4. Controls and Procedures	21
PART II. OTHER INFORMATION
Item 6. Exhibits	22
Signatures	23

PART I—FINANCIAL INFORMATION

ITEM 1.—FINANCIAL STATEMENTS

AXSYS TECHNOLOGIES, INC.

Consolidated Balance Sheets

(Dollars in thousands, except share and per share data)

	September 29, 2007	December 31, 2006
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,176	$6,044
Accounts receivable—net	20,270	17,298
Inventories—net	48,718	35,853
Assets held-for-sale	14,416	15,764
Income taxes—deferred	3,556	2,405
Prepaid expenses	941	829
Other current assets	379	368

TOTAL CURRENT ASSETS	93,456	78,561
PROPERTY, PLANT AND EQUIPMENT—net	16,230	22,393
INTANGIBLE ASSETS—net	12,588	9,507
GOODWILL	82,649	60,791
OTHER ASSETS	1,574	1,093

TOTAL ASSETS	$206,497	$172,345

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Line of credit	$10,000	$—
Accrued expenses and other current liabilities	20,978	18,218
Accounts payable	11,307	7,550
Deferred income	10,064	6,088
Liabilities held-for-sale	2,648	3,430

TOTAL CURRENT LIABILITIES	54,997	35,286
OTHER LONG-TERM LIABILITIES	8,243	5,871
SHAREHOLDERS' EQUITY:
Common stock, $.01 par value per share: authorized 30,000,000 shares, issued 10,739,308 shares at September 29, 2007 and 10,643,934 shares at December 31, 2006	107	106
Capital in excess of par	101,143	99,111
Retained earnings	42,007	31,977
Treasury stock, at cost, 572 shares at December 31, 2006	—	(6)

TOTAL SHAREHOLDERS' EQUITY	143,257	131,188

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$206,497	$172,345

See accompanying notes to consolidated financial statements.

AXSYS TECHNOLOGIES, INC.

Consolidated Statements of Operations

(Dollars in thousands, except share and per share data—Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Sales	$45,218	$33,640	$123,712	$96,170
Cost of sales	30,560	23,054	83,910	65,534

Gross profit	14,658	10,586	39,802	30,636
Selling, general and administrative expenses	7,131	5,399	18,720	16,266
Research, development and engineering expenses	1,436	1,261	4,383	3,380

Operating income	6,091	3,926	16,699	10,990
Interest expense	(191)	(10)	(463)	(72)
Interest income	55	70	174	221
Other income (expense), net	17	(7)	(235)	25

Income from continuing operations before income taxes	5,972	3,979	16,175	11,164
Provision for income taxes	2,216	1,510	6,135	4,235

Income from continuing operations	3,756	2,469	10,040	6,929
Income from discontinued operations, net of income taxes	383	225	929	768

Net income	$4,139	$2,694	$10,969	$7,697

BASIC EARNINGS PER SHARE:
Continuing operations	$0.35	$0.23	$0.94	$0.65
Discontinued operations	0.04	0.02	0.09	0.07

Total	$0.39	$0.25	$1.03	$0.72

Weighted average basic common shares outstanding	10,722,393	10,630,136	10,688,869	10,625,153
DILUTED EARNINGS PER SHARE:
Continuing operations	$0.34	$0.23	$0.91	$0.64
Discontinued operations	0.03	0.02	0.08	0.07

Total	$0.37	$0.25	$0.99	$0.71

Weighted average diluted common shares outstanding	11,140,374	10,883,385	11,031,234	10,877,734

See accompanying notes to consolidated financial statements.

AXSYS TECHNOLOGIES, INC.

Consolidated Statements of Cash Flow

(Dollars in thousands—Unaudited)

	Nine Months Ended
	September 30, 2007	September 29, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,969	$7,697
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of tax	(929)	(768)
Depreciation	2,610	2,442
Amortization of intangibles	764	749
Amortization of debt issuance cost	6	—
Deferred income taxes	(255)	1,027
Share-based compensation expense	888	737
Stock contribution to 401(k) plan	70	51
Loss (gain) on disposal of equipment	144	(22)
Impairment of intangible assets	131	—
Changes in operating assets and liabilities:
Accounts receivable	(2,972)	185
Inventories	(9,972)	(4,937)
Other current assets and other assets	(45)	(77)
Accounts payable	2,580	(280)
Accrued expenses and other liabilities	2,907	3,026
Deferred income	3,433	357
Long-term liabilities	(231)	(242)

Net cash provided by continuing operations	10,098	9,945
Net cash provided by (used in) discontinued operations	1,446	(228)

NET CASH PROVIDED BY OPERATING ACTIVITIES	11,544	9,717

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net	(4,705)	(8,516)
Acquisitions, net of cash acquired	(27,037)	—
Purchase of Telic—earn-out payment	(1,183)	(2,817)
Proceeds from disposal of property, plant and equipment	9,589	132

NET CASH USED IN INVESTING ACTIVITIES	(23,336)	(11,201)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of borrowings	(15,000)	(8,000)
Proceeds from borrowings, net	25,000	8,000
Proceeds from the exercise of options	812	105
Tax benefit from exercises of stock options	182	47
Payment of debt issuance costs	(69)	—
Payments under stock buyback program	(1)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	10,924	152

NET CHANGE IN CASH AND CASH EQUIVALENTS	(868)	(1,332)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,044	7,079

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,176	$5,747

Supplemental cash flow information
Interest paid	$(414)	$(46)
Interest received	179	213
Income tax payments	(6,543)	(3,805)
Non-cash consideration from sale of capital equipment	—	15

See accompanying notes to consolidated financial statements.

AXSYS TECHNOLOGIES, INC.

Consolidated Statements of Shareholders' Equity

For the Nine Months Ended September 29, 2007 and September 30, 2006

(Dollars in thousands—Unaudited)

	Common Stock Amount	Capital in Excess of Par	Accumulated Other Comprehensive Gain/ (Loss)	Retained Earnings	Treasury Stock Amount	Total	Comprehensive Income
Balance at December 31, 2006	$106	$99,111	$—	$31,977	$(6)	$131,188
Cumulative effect adjustment due to adoption of FIN 48	—	—	—	(939)	—	(939)

Balance at January 1, 2007	106	99,111	—	31,038	(6)	130,249
Net income	—	—	—	10,969	—	10,969
Share-based compensation expense	—	976	—	—	—	976
Restricted stock withheld for employee taxes	—	—	—	—	(39)	(39)
Exercise of stock options	1	824	—	—	26	851
Tax benefit on exercise of options	—	182	—	—	—	182
Contribution to 401(k) plan	—	50	—	—	20	70
Stock repurchases	—	—	—	—	(1)	(1)

Balance at September 29, 2007	$107	$101,143	$—	$42,007	$—	$143,257

Balance at December 31, 2005	$106	$97,875	$3	$21,712	$(155)	$119,541
Net income	—	—	—	7,697	—	7,697	$7,697
Foreign exchange contract	—	—	(3)	—	—	(3)	(3)

Total comprehensive income							$7,694

Share-based compensation expense	—	808	—	—	—	808
Reduction of public stock offering costs	—	23	—	—	—	23
Exercise of stock options	—	44	—	—	61	105
Tax benefit on exercise of options	—	47	—	—	—	47
Contribution to 401(k) plan	—	18	—	—	33	51

Balance at September 30, 2006	$106	$98,815	$—	$29,409	$(61)	$128,269

See accompanying notes to consolidated financial statements.

AXSYS TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data—Unaudited)

Note 1—Basis of Presentation

        The accompanying unaudited consolidated financial statements of Axsys Technologies, Inc. ("Axsys" or "we") have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP. In the opinion of management, all significant adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the three and nine months ended September 29, 2007 and September 30, 2006 have been included. Operating results for the three and nine months ended September 29, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The financial information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes in Axsys' Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The consolidated balance sheet dated December 31, 2006, included in this Form 10-Q, has been derived from the audited consolidated financial statements at that date.

        Basic earnings per share have been computed by dividing net income by the weighted average number of common shares outstanding. The dilutive effect of stock options on the weighted average number of common shares was 417,981 shares for the three months ended September 29, 2007 and 342,365 shares for the nine months ended September 29, 2007 compared to 253,249 shares for the three months ended September 30, 2006 and 252,581 shares for the nine months ended September 30, 2006. For the three months ended September 29, 2007, there were no anti-dilutive common shares. For the nine months ended September 29, 2007, diluted earnings per share exclude 31,250 potential common shares related to our stock compensation plans because they were anti-dilutive.

        Certain amounts in 2006 have been reclassified to conform to the 2007 presentation.

Note 2—Acquisitions

        On April 13, 2007, Axsys acquired substantially all of the assets of Cineflex, LLC ("Cineflex"), a privately held manufacturer of high-precision gyro-stabilized aerial camera systems.

        In addition to obtaining an established and skilled workforce, this acquisition leverages our existing technologies and provides a new base of customers. Cineflex is a technology leader in the design and manufacture of highly stable, multi-sensor, multi-axis surveillance platforms serving customers in federal and local government, and in the motion picture and electronic news gathering industries. A pioneer in high-definition aerial surveillance technology, Cineflex develops ultra-stable camera systems for applications such as long range license plate identification and the observation of suspected criminals.

        The acquisition has been accounted for by the purchase method of accounting and accordingly, the consolidated statements of income include the results of Cineflex through the nine months ended September 29, 2007 from the date of acquisition. The assets acquired and the liabilities assumed were recorded at estimated fair values as determined by Axsys management and a valuation firm based on information currently available and on current assumptions as to future operations. Goodwill acquired through the purchase of Cineflex is deductible for income tax purposes.

        The initial purchase price of this acquisition, after a working capital adjustment, was $26,681 with possible additional cash consideration to be paid over the 36 months following the closing date based on certain revenue and order placement goals. In addition, $356 of legal, audit and other acquisition-

related costs were incurred in connection with the acquisition. Axsys funded the purchase price and associated transaction costs through a combination of existing cash balances and borrowings under its revolving credit facility.

Fair value:
Assets acquired	$3,062
Liabilities assumed	(1,860)
Amortizable intangible assets	3,977
Goodwill	21,858

Purchase price	$27,037
Accrued acquisition costs	—

Net cash paid through the third quarter of 2007	$27,037

Note 3—Acquisition Earn-Out Adjustment

        On April 8, 2004, we acquired all of the capital stock of Telic Optics, Inc. ("Telic"), a manufacturer of infrared optics and optical assemblies. The initial purchase price of this acquisition, after a working capital adjustment of $15, was $14,423 with an additional earn-out payment of up to $4,000 over 36 months following the closing date based on the achievement of certain revenue goals. The entire earn-out was earned during 2005 and 2006, with the final cash payment of $1,183 paid during the first quarter of 2007. This resulted in a final purchase price of $18,423.

Note 4—Inventories—net

        Inventories, determined by lower of cost (first-in, first-out or average) or market, consist of:

	September 29, 2007	December 31, 2006
Raw materials	$24,933	$18,825
Work-in-process	27,174	20,258
Finished goods	2,234	1,490

Gross inventories	54,341	40,573
Less reserve	(5,623)	(4,720)

Net inventories	$48,718	$35,853

Note 5—Income Taxes

        The consolidated effective tax rate was 37.1% for the three months and 37.9% for the nine months ended September 29, 2007 compared to 37.9% for the three and nine months ended September 30, 2006.

        Axsys adopted Financial Accounting Standards Board ("FASB") Interpretation 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), at the beginning of fiscal year 2007. As a result of the implementation of FIN 48, we recognized a $939 increase to reserves for uncertain tax positions. This increase was accounted for as an adjustment to the beginning balance of retained earnings on our balance sheet. Including the cumulative effect of this increase at the beginning of 2007, we had approximately $5,035 of unrecognized tax benefits, of which $2,033 would favorably affect our effective tax rate if recognized. At September 29, 2007, we had approximately $5,110 of unrecognized tax benefits.

        We recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 29, 2007, we had approximately $1,266 of accrued interest and penalties related to uncertain tax positions included in the unrecognized tax benefits mentioned above. During the first nine months of 2007, we recognized interest and penalties related to uncertain tax positions of $150.

        The tax years 2003 through 2006 remain open to examination by the major taxing jurisdictions to which we are subject. As of September 29, 2007, we do not expect any material changes to unrecognized tax positions within the next twelve months.

Note 6—Warranty Accruals

        We provide warranties for certain of our products. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information on the nature, frequency and average cost of warranty claims.

        The following table summarizes product warranty activity:

Balance at December 31, 2006	$898
Provision	786
Payments	(340)

Balance at September 29, 2007	$1,344

Note 7—Impairment of Asset

        During the first quarter of 2007, management determined that there was an impairment of an intangible asset related to a service contract. This contract was initially recorded as an intangible asset in connection with Axsys' acquisition of Diversified Optical Products, Inc. in May 2005. The total value of the contract at the time of acquisition was determined to be $200 and was given an estimated useful life of five years. It became evident during the first quarter of 2007 that the contract was not going to be renewed by our customer and management therefore made the decision to impair the asset and write-off its remaining value. A charge of $131 was recorded in "other expense-net" on Axsys' consolidated income statement in the first quarter of 2007. In addition, during the first quarter of 2007, we wrote off $79 of obsolete software.

Note 8—Line of Credit

        Revolving Credit Facility:    On April 10, 2007, in connection with the acquisition of Cineflex, we amended our credit agreement to extend the maturity date of our revolving credit facility to May 2, 2012 and increase the commitment amount from $15,000 to $40,000. In addition, on April 13, 2007, in connection with the acquisition of Cineflex, we borrowed $25,000 under our revolving credit facility to fund a portion of the purchase price. We have repaid $15,000 of the advance, leaving $10,000 outstanding at September 29, 2007. The weighted-average interest rate was 6.45% on these borrowings. Our revolving credit facility remains available through May 2012, subject to optional prepayment in accordance with its terms. We may elect to have any borrowing under the revolving credit facility bear interest either at the bank's prime rate or the LIBOR rate plus a margin of 100 to 200 basis points, depending on our consolidated funded debt-to-consolidated EBITDA ratio. We have the option of selecting the 1-month, 2-month, 3-month or 6-month LIBOR rate. Up to $3,000 of the revolving credit facility may be utilized to issue letters of credit. As of September 29, 2007, $900 of the revolving credit facility was also utilized for outstanding letters of credit. We expect to repay the entire outstanding balance within the next twelve months and as such have classified the amount due as a current liability.

Note 9—Shareholders' Equity

Stock Repurchase

        Axsys' Board of Directors has authorized the repurchase, from time to time, on the open market or otherwise, of up to 200,000 shares of Axsys common stock at prevailing market prices or at negotiated prices.

        We plan to use the repurchased shares for general corporate purposes, including the satisfaction of commitments under our employee benefit plans and the exercise of stock option grants. As of September 29, 2007, Axsys has repurchased 83 shares in total under this repurchase program. During the nine months ended September 29, 2007,    6 shares were repurchased under this program.

Stock

        We use treasury stock shares for general corporate purposes, including the satisfaction of commitments under employee benefit plans and stock options.

        Changes in stock were as follows:

	Common Stock		Treasury Stock
Number of shares
	Shares	Amount	Shares	Amount
Balance at December 31, 2006	10,643,934	$106	572	$6
Restricted stock withheld for employee taxes	—	—	2,296	39
Repurchase of stock	12,472	—	6	1
Exercise of stock options, net	81,396	1	(1,676)	(26)
Contribution to the 401(k) plan	1,506	—	(1,198)	(20)

Balance at September 29, 2007	10,739,308	$106	—	$—

Balance at December 31, 2005	10,636,734	$106	18,907	$155
Exercise of stock options, net	7,200	—	(10,356)	(61)
Contribution to the 401(k) plan	—	—	(3,221)	(33)
Repurchase of common stock	—	—	32	—

Balance at September 30, 2006	10,643,934	$107	5,362	$61

Note 10—Sale-Leaseback of Facilities

        During the second quarter of 2007, we sold our buildings located in Nashua, New Hampshire for $6,405 and Cullman, Alabama for $3,695. Concurrent with the sale, we entered into 15-year operating leases with the buyer with monthly rental payments of $39 for the Nashua, New Hampshire building and $25 for the Cullman, Alabama building. Each lease is renewable at our option for an additional five years. As part of the sale and leaseback, we have no continuing involvement aside from the lease agreement. The $1,414 difference between the sales proceeds received (net of $511 closing costs) and the book value of assets sold was deferred and is being amortized over the life of the initial lease terms.

        The future minimum lease payments under the terms of the related lease agreements are as follows:

2007	$194
2008	783
2009	794
2010	806
2011	818
Thereafter	9,130

$12,525

Note 11—Discontinued Operations

        On July 9, 2007, we announced our intent to sell our Distributed Products business. We believe that the sale of this non-strategic business will allow us to focus on our increasingly prominent and faster growing optics business. In addition, we plan to use the proceeds to pay down our outstanding debt, which will give us more flexibility in pursuing strategic acquisitions in our core business. We are currently holding discussions in connection with the sale and expect to complete the transaction within the next twelve months.

        The Distributed Products business was previously reported in the Distributed Products Group for segment reporting. Because we intend to sell the Distributed Products business, the assets and liabilities of the Distributed Products business are now reported separately as held-for-sale on the consolidated balance sheet. The sales and income before taxes for the Distributed Products business included in discontinued operations are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Sales	$6,800	$6,135	$19,055	$19,568
Income before income taxes	609	362	1,496	1,205

        As a result of the expected sale of the Distributed Products business, the result of continuing operations only includes one segment.

        During 2002, Axsys disposed of the Automation Group, which included facilities in Wilmington, Massachusetts and Pittsburgh, Pennsylvania. At the time of the sale, Axsys continued to be responsible for fulfilling the remaining terms of the leases. As of the second quarter of 2006, we fulfilled all of our contractual obligations related to these sites and we recognized an after-tax gain of $85 on the reversal of expenses associated with these buildings.

        The gain (loss) from discontinued operations, net of tax, recognized in the consolidated statements of operations includes the following:

	For the Three Months Ended		For the Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Net income from Distributed Products business	$383	$225	$929	$748
Automation Group-operating leases	—	—	—	85
Environmental charges for previously divested business	—	—	—	(65)

Income from discontinued operations, net of tax	$383	$225	$929	$768

Note 12—Recent Accounting Pronouncements

        In February 2007, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Liabilities, Including an amendment of FASB Statement No. 115", ("SFAS 159"). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective as of the beginning of fiscal 2008. We have not yet assessed the effect, if any, that adoption of SFAS 159 will have on its results of operations and financial position.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements",("SFAS 157"). This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. SFAS 157 provides a common fair value hierarchy for companies to follow in determining fair value measurements in the preparation of financial statements and expands disclosure requirements relating to how such fair value measurements were developed. SFAS157 clarifies the principle that fair value should be based on the assumptions that the marketplace would use when pricing an asset or liability, rather than company specific data. We are currently assessing the impact that SFAS 157 will have on its results of operations and financial position.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

        The following discussion should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in Item 1 of this quarterly report.

Disposition of Business Segment

        On July 9, 2007, we announced our intent to sell our Distributed Products business. We believe that the sale of this non-strategic business will allow us to focus on our increasingly prominent and faster growing optics business. In addition, we plan to use the proceeds to pay down our outstanding debt which will give us more flexibility in pursuing strategic acquisitions in our core optics business. We are currently holding discussions in connection with the sale and expect to complete the transaction within the next twelve months.

Acquisition of Cineflex, LLC.

        On April 13, 2007, Axsys acquired Cineflex, LLC ("Cineflex"), a privately held manufacturer of high-precision gyro-stabilized aerial camera systems, for $26.7 million in cash with possible additional cash consideration to be paid over the 36 months following the closing date based on certain revenue goals. In addition, $356 thousand of legal, audit and other acquisition-related costs were incurred in connection with the acquisition. Cineflex is a technology leader in the design and manufacture of highly stable, multi-sensor, multi-axis surveillance platforms serving customers in federal and local government, and in the motion picture and electronic news gathering industries. At the time of acquisition, Cineflex employed approximately 25 people at its Grass Valley, California facility.

        In connection with the acquisition of Cineflex, we amended our credit agreement to extend the maturity date of our revolving credit facility to May 2, 2012 and increase the commitment amount from $15.0 million to $40.0 million. In addition, on April 13, 2007, in connection with the acquisition of Cineflex, we borrowed $25.0 million under our revolving credit facility to fund a portion of the purchase price. As of September 29, 2007, we have repaid $15.0 million of the advance.

Facilities

        During the second quarter of 2007, we sold our buildings and land located in Nashua, New Hampshire and Cullman, Alabama and concurrently entered into 15-year operating leases with the buyer. We received $9.6 million in proceeds for the sale of the two buildings. The $1.4 million difference between the sales proceeds received (net of $511 thousand of closing costs) and the book value of assets sold was deferred and is being amortized over the life of the leases.

Financial Results

        The following tables set forth certain financial data for the three months and nine months ended September 29, 2007 and September 30, 2006.

  (in thousands and as a percentage of sales)

	Three Months Ended
	September 29, 2007		September 30, 2006
Sales	$45,218	100.0%	$33,640	100.0%
Cost of sales	30,560	67.6	23,054	68.5

Gross profit	14,658	32.4	10,586	31.5
Selling, general and administrative expenses	7,131	15.8	5,399	16.0
Research, development and engineering expenses	1,436	3.2	1,261	3.7

Operating income	6,091	13.5	3,926	11.7
Interest expense	(191)	(0.4)	(10)	0.0
Interest income	55	0.1	70	0.2
Other income (expense), net	17	0.0	(7)	0.0

Income from continuing operations before income taxes	5,972	13.2	3,979	11.8
Provision for income taxes	2,216	4.9	1,510	4.5

Income from continuing operations	3,756	8.3	2,469	7.3
Income from discontinued operations, net of tax	383	0.8	225	0.7

Net income	$4,139	9.1%	$2,694	8.0%

	Nine Months Ended
	September 29, 2007		September 30, 2006
Sales	$123,712	100.0%	$96,170	100.0%
Cost of sales	83,910	67.8	65,534	68.1

Gross profit	39,802	32.2	30,636	31.9
Selling, general and administrative expenses	18,720	15.1	16,266	16.9
Research, development and engineering expenses	4,383	3.5	3,380	3.5

Operating income	16,699	13.6	10,990	11.4
Interest expense	(463)	(0.4)	(72)	(0.1)
Interest income	174	0.1	221	0.2
Other (expense) income, net	(235)	(0.2)	25	0.0

Income from continuing operations before income taxes	16,175	13.1	11,164	11.6
Provision for income taxes	6,135	5.0	4,235	4.4

Income from continuing operations	10,040	8.1	6,929	7.2
Income from discontinued operations, net of tax	929	0.8	768	0.8

Net income	$10,969	8.9%	$7,697	8.0%

        Sales increased 34.4% for the three months ended September 29, 2007 and 28.6% for the nine months ended September 29, 2007 compared to the same periods in the prior year. Sales growth was primarily driven by our recent acquisition of Cineflex, which contributed approximately $6.5 million of sales during the third quarter of 2007, with a total of $8.6 million of sales since the date of acquisition. In addition, increased sales during 2007, resulted from the continued growth of our infrared business highlighted by increased shipments of our lens assemblies in support of the U.S. Army's thermal weapons sight program. Our infrared cameras sales continue to be strong in support of the mine resistant ambush protected vehicles program. We also continue to benefit from our increased participation on several United States Air Force programs, including the stellar-inertial navigation system.

        Gross margin increased from 31.5% in the third quarter of 2006 to 32.4% in the third quarter of 2007, and from 31.9% in the nine months of 2006 to 32.2% in the first nine months of 2007. The increase in gross margin, as a percentage of sales, for the quarter was primarily due to product mix. Year to date, the higher margins were mainly due to a favorable benefit received on a long-term percentage of completion contract, which is nearing its life end. This benefit was partially offset by increased costs for germanium and silicon that we were unable to pass along to customers and the impact of recording the acquired inventory for Cineflex at fair market value.

Operating Expenses (in thousands and as a percentage of sales)

	Three Months Ended				Nine Months Ended
	September 29, 2007		September 30, 2006		September 29, 2007		September 30, 2006
Selling, general and administrative	$7,131	15.8%	$5,399	16.0%	$18,720	15.1%	$16,266	16.9%
Research, development and engineering	1,436	3.2%	1,261	3.7%	4,383	3.5%	3,380	3.5%

        SG&A Expenses.    Spending increased, year over year, on a dollar basis, primarily due to the acquisition of Cineflex and increased compensation costs to support the overall growth of our business. Spending as a percentage of sales, however, decreased year over year as we were able to gain significant leverage from the higher sales volume.

        Research, Development and Engineering Expenses.    Research, development and engineering expenses increased for the three months and nine months ended September 29, 2007 compared to the same periods in the prior year. We continue to increase our R&D efforts on our infrared product lines, which require ongoing research and development to ensure product competitiveness in the imaging market place. In addition, the acquisition of Cineflex contributed to the increase in our R&D spending as this product line requires continual development as we begin to work on a gimbal system for military applications.

Other Income and Expenses

        Interest expense.    Interest expense was $191 thousand in the third quarter of 2007 and $463 thousand for the nine months ended September 29, 2007 compared to interest expense of $10 thousand and $72 thousand in the comparable periods of 2006. The higher interest expense was due to higher overall borrowings during 2007 associated with the acquisition of Cineflex during the second quarter. We had $10.0 million in borrowings outstanding as of September 29, 2007 compared to no outstanding borrowings in the comparable period of 2006.

        Interest income.    Interest income was $55 thousand in the third quarter of 2007 and $174 thousand for the nine months ended September 29, 2007 compared to interest income of $70 thousand and $221 thousand in the comparable periods of 2006. The decrease in interest income was primarily due to overall lower average cash on hand resulting from the repayment of $15.0 million of borrowings under our revolving credit facility during the second and third quarters of 2007. Interest income was primarily composed of income from cash and cash equivalents.

        Other expense and income, net.    Net other income was $17 thousand in the third quarter of 2007 and net other expense was $235 thousand for the nine months ended September 29, 2007 compared to net other expense of $7 thousand and other income of $25 thousand in the comparable periods of 2006. The increase in net other expense, year over year, was primarily due to a $131 thousand impairment charge during the first quarter of 2007 for an intangible asset partially offset by the amortization of the deferred gain on sale-leaseback transactions that began during the second quarter of 2007. Other income and expenses were primarily the result of gains and losses incurred as a result of foreign exchange rates and the disposal of capital equipment.

        Income Taxes.    The consolidated effective tax rate was 37.1% for the three months and 37.9% for the nine months ended September 29, 2007 compared to 37.9% for the three and nine months ended September 30, 2006. During the first nine months of 2007, we recorded a tax expense of 33.4% for federal taxes and 4.5% for state taxes compared to 34.0% for federal taxes and 3.9% for state taxes during the comparable periods in 2006.

        Discontinued operations.    During the third quarter of 2007, we announced our intent to sell our Distributed Products business. The assets and liabilities for the Distributed Products business are reported separately as held for sale on the consolidated balance sheet. The sales for the Distributed Products business for the three and nine months ended September 29, 2007, included in discontinued operations, were $6.8 million and $19.0 million compared to $6.1 million and $19.6 million for the comparable periods in 2006. Income, net of taxes in the Distributed Products business for the three and nine months ended September 29, 2007, included in discontinued operations, were $383 thousand and $929 thousand compared to $225 thousand and $748 thousand for the comparable periods in 2006.

Liquidity and Capital Resources

        Axsys' strategy to enhance shareholder value is dependent on our ability to take advantage of both internal and external business opportunities as they arise. Maximizing the utilization of our cash resources is crucial to the successful execution of our strategy. During the first nine months of 2007, we took several key steps in support of our strategy. On April 10, 2007, we amended our credit agreement with Bank of America to increase our revolving line of credit from $15.0 million to $40.0 million. During the second quarter of 2007, we also completed the sale-leaseback of our Nashua, New Hampshire and Cullman, Alabama facilities, which generated net proceeds of $9.6 million. In addition, we have also continued to focus on profitability and working capital management to increase cash flow from operations. We have already begun to invest in new growth opportunities, including the acquisition of Cineflex and increased spending on research and development and capital equipment that is critical to increased production capacity. Furthermore in July 2007, we announced our intent to sell our Distributed Products business. This will allow us to further reduce our debt and continue to redeploy our resources to our more profitable Optical Systems business.

        On April 13, 2007, in connection with the acquisition of Cineflex, we borrowed $25.0 million under our revolving credit facility to fund a portion of the purchase price. We have repaid $15.0 million of the advance, leaving $10.0 million outstanding as of September 29, 2007. The weighted-average interest rate was 6.45% on these borrowings. Our revolving credit facility remains available through May 2012, subject to optional prepayment in accordance with its terms. We may elect to have any borrowing under the revolving credit facility bear interest either at the bank's prime rate or the LIBOR rate plus a margin of 100 to 200 basis points, depending on our consolidated funded debt-to-consolidated EBITDA ratio. We have the option of selecting the 1-month, 2-month, 3-month or 6-month LIBOR rate. Up to $3.0 million of the revolving credit facility may be utilized to issue letters of credit. As of September 29, 2007, $900 thousand of the revolving credit facility was also utilized for outstanding letters of credit. We expect to repay the entire outstanding balance within the next twelve months. We are in compliance with all covenants related to our revolving credit facility.

        As of September 29, 2007, cash and cash equivalents totaled $5.2 million. Net cash provided by operating activities for the nine months ended September 29, 2007 was $11.5 million.

        Our net income for the first nine months of 2007 was $11.0 million, which included $3.4 million of depreciation and amortization, a $255 thousand increase in our deferred tax assets, $888 thousand of share-based compensation expense, $131 write-off of intangible assets and $214 thousand of other non-cash items. In addition, income from our Distributed Products business, net of tax, was $929 thousand for the nine months ended September 29, 2007.

        During the nine months ended September 29, 2007, we utilized $3.0 million of cash to fund changes in our operating assets and liabilities. We utilized $3.0 million of cash to fund an increase in accounts receivable primarily as a result of increased sales volume. We used $10.0 million of cash to fund an increase in our inventories mainly to support growth in our infrared lens and gimbal product lines. In addition, cash was also required to fund increases in inventory levels associated with some of our large aerospace and defense programs, which require long lead times. Accrued liabilities increased $2.9 million during the nine months ended September 29, 2007 primarily due to excess billings over costs on our percentage of completion contracts and increased incentives reserves. In the first nine months of 2007, deferred income increased $3.4 million primarily as a result of increased customer deposits on our larger aerospace and defense programs. Accounts payable increased $2.6 million due to the timing of vendor payments associated with increased inventory levels necessary to support growth within the business. Additional cash outflow of $231 thousand were primarily for costs associated with the utilization of loss contract reserve and former employees' retirement benefits. In addition, cash provided by discontinued operations totaled $1.4 million associated with the result of operations in our Distributed Products business.

        As of September 30, 2006, cash and cash equivalents totaled $5.7 million. Net cash provided by operating activities for the nine months ended September 30, 2007 was $9.7 million.

        Our net income for the first nine months of 2006 was $7.7 million, which included $3.2 million of depreciation and amortization, a $1.0 million decrease in our deferred tax assets, $737 thousand of share-based compensation expense and $29 thousand of other non-cash items. In addition, income from our Distributed Products business, net of tax, was $768 thousand for the nine months ended September 30, 2006.

        During the nine months ended September 30, 2006, we utilized $2.0 million of cash to fund changes in our operating assets and liabilities. We used $4.9 million of cash to fund an increase in our inventories, which resulted from long lead-time orders and increased sales within our infrared and camera product lines, which was partially offset by a $2.7 million net increase in accrued liabilities and accounts payable primarily due to the timing of vendor invoices and increased compensation-related expenses primarily associated with incentives. In the first nine months of 2006, deferred income increased $357 thousand primarily as a result of increased customer deposits partially offset by the recognition of revenue on a large aerospace and defense program booked in the first quarter of 2005. Additional cash outflows of $228 thousand were primarily for costs associated with the utilization of loss contract reserves partially offset by cash provided through operations in our Distributed Products business.

        Net cash used in investing activities was $23.3 million for the nine months ended September 30, 2007. In the second quarter of 2007, we utilized $27.0 million of cash to purchase Cineflex. During the second quarter of 2007, we received $9.6 million in proceeds from the sale of manufacturing facilities in Nashua, New Hampshire and Cullman, Alabama as part of sale-leaseback transactions. We utilized $4.7 million of cash for capital expenditures primarily for the purchase of production and testing equipment. We also utilized $1.2 million of cash for the final Telic Optics, Inc. ("Telic") earn-out payment.

        Net cash used in investing activities was $11.2 million for the nine months ended September 30, 2006. We utilized $4.0 million of cash to purchase a new facility for our IR Systems division and invested an additional $1.6 million in capital improvements for the new facility. During the nine months ended September 30, 2006, other capital expenditures of $2.9 million were primarily for the purchase of production and testing equipment. We also utilized $2.8 million of cash for the Telic earn-out payment. We also received $132 thousand of proceeds from the sale of fully depreciated machinery.

        Net cash provided by financing activities was $10.9 million for the nine months ended September 29, 2007. During the second quarter of 2007, we borrowed $25.0 million under our revolving credit facility for the acquisition of Cineflex. We subsequently used $15.0 million to repay a portion of this borrowing. During the first nine months of 2007, we received $812 thousand in proceeds from the exercise of stock options and recorded a tax benefit of $182 thousand related to the exercise of non-qualified stock options. We also used $69 thousand to fund debt issuance costs associated with the amendment of our credit agreement.

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

Commitments and Contingencies

        During the second quarter of 2007, as part of the sale-leasebacks discussed in Note 10 of this quarterly report, we entered into lease agreements that will have a material impact on the contractual obligations table presented in our most recent Form 10-K.

Backlog

        A substantial portion of Axsys' business is of a build-to-order nature requiring various engineering, manufacturing, testing and other processes to be performed prior to shipment. As a result, Axsys generally has a significant backlog of orders to be shipped. Axsys ended the first nine months of 2007 with a backlog from continuing operations of $138.5 million, compared to a backlog from continuing operations of $100.2 million at September 30, 2006, an increase of $38.3 million, or 38.2%. We believe that a substantial portion of our backlog of orders at September 29, 2007 will be shipped over the next twelve months. However, approximately 17.5% of our current backlog from continuing operations will be shipped in the fourth quarter of 2008 and beyond.

Recent Accounting Pronouncements

        In February 2007, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Liabilities, Including an amendment of FASB Statement No. 115", ("SFAS 159"). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective as of the beginning of fiscal 2008. We have not yet assessed the effect, if any, that adoption of SFAS 159 will have on its results of operations and financial position. In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements", ("SFAS 157"). This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. SFAS 157 provides a common fair value hierarchy for companies to follow in determining fair value measurements in the preparation of financial statements and expands disclosure requirements relating to how such fair value measurements were developed. SFAS157 clarifies the principle that fair value should be based on the assumptions that the marketplace would use when pricing an asset or liability, rather than company specific data. We are currently assessing the impact that SFAS 157 will have on its results of operations and financial position.

Forward-Looking Statements

        This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. One can identify these forward-looking statements by the use of the words such as "expect," "anticipate," "plan," "may," "will," "estimate" or other similar expressions. One should understand that many factors could cause actual results to differ from those expressed or implied in the forward-looking statements. These factors include those discussed below as well as inaccurate assumptions. We caution the reader that this list of factors may not be exhaustive. Because these forward-looking statements involve risks and uncertainties, you should be aware that there are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by these forward-looking statements including, but not limited to:

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
  •
  fluctuations in workers' compensation and health care costs for our employees;
  •
  our ability to comply with environmental, health and safety laws and regulations;
  •
  our ability to maintain and upgrade our manufacturing capabilities to stay competitive;
  •
  our ability to comply with restrictive covenants under our revolving credit facility;
  •
  our ability to maintain security clearances for classified government systems; and
  •
  our ability to sell our Distributed Products bearings business in a timely manner and on commercially acceptable terms, if at all.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Axsys' market risk sensitive instruments do not subject it to material risk exposures. On April 13, 2007, in connection with the acquisition of Cineflex, we borrowed $25.0 million under our revolving credit facility to fund a portion of the purchase price. We have repaid $15.0 million of the advance, leaving $10.0 million outstanding as of September 29, 2007. The weighted-average interest rate was 6.45% on these borrowings. Our financial results may be affected by changes in short-term interest rates on our borrowings. A hypothetical 100 basis point increase in interest rates, for example, would have resulted in an increase in interest expense of approximately $28 thousand for the three months ended September 29, 2007 and $67 thousand for the nine months ended September 29, 2007. Our revolving credit facility remains available through May 2012, subject to optional prepayment in accordance with its terms. We may elect to have any borrowing under the revolving credit facility bear interest either at the bank's prime rate or the LIBOR rate plus a margin of 100 to 200 basis points, depending on our consolidated funded debt-to-consolidated EBITDA ratio. We have the option of selecting the 1-month, 2-month, 3-month or 6-month LIBOR rate. Up to $3.0 million of the revolving credit facility may be utilized to issue letters of credit. As of September 29, 2007, $900 thousand of the revolving credit facility was also utilized for outstanding letters of credit.

        In September 2007, we signed a multi-year, fixed-price, Euro-denominated sales contract valued at €4.0 million. We will begin reporting revenue on this contract in the fourth quarter of 2007, based on the percentage of completion accounting method. We anticipate receiving Euro cash payments under this contract between April 2008 and April 2010. This contract exposes us to foreign currency fluctuations, which could adversely impact the revenues and cash flows under this contract. We are currently evaluating hedging strategies to mitigate this risk.

Item 4.    CONTROLS AND PROCEDURES

        As of September 29, 2007, management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of Axsys' disclosure controls and procedures. Our principal executive officer and principal financial officer concluded, based on their review, that Axsys' disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), were, as of the end of the period covered by this quarterly report, effective to ensure that information required to be disclosed by Axsys in reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

        During the third quarter of 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II    OTHER INFORMATION

Item 6.    EXHIBITS

10.1	Letter Agreement between Stephen W. Bershad and Axsys Technologies, Inc. extending the term of the initial period of Mr. Bershad's Employment Agreement.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Chief Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350—Chief Executive Officer
32.2	Certification pursuant to 18 U.S.C. Section 1350—Chief Financial Officer

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date: October 24, 2007	AXSYS TECHNOLOGIES, INC.

	By:	/s/ STEPHEN W. BERSHAD Stephen W. Bershad Chairman of the Board of Directors and Chief Executive Officer

/s/ DAVID A. ALMEIDA David A. Almeida Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

EXHIBITS INDEX

Exhibit Number	Description

10.1	Letter Agreement between Stephen W. Bershad and Axsys Technologies, Inc. extending the term of the initial period of Mr. Bershad's Employment Agreement.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Chief Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350—Chief Executive Officer
32.2	Certification pursuant to 18 U.S.C. Section 1350—Chief Financial Officer

QuickLinks

AXSYS TECHNOLOGIES, INC. INDEX
AXSYS TECHNOLOGIES, INC. Consolidated Balance Sheets (Dollars in thousands, except share and per share data)
AXSYS TECHNOLOGIES, INC. Consolidated Statements of Operations (Dollars in thousands, except share and per share data—Unaudited)
AXSYS TECHNOLOGIES, INC. Consolidated Statements of Cash Flow (Dollars in thousands—Unaudited)
AXSYS TECHNOLOGIES, INC. Consolidated Statements of Shareholders' Equity For the Nine Months Ended September 29, 2007 and September 30, 2006 (Dollars in thousands—Unaudited)
AXSYS TECHNOLOGIES, INC. Notes to Consolidated Financial Statements (Dollars in thousands, except share and per share data—Unaudited)
  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  Item 4. CONTROLS AND PROCEDURES
  Item 6. EXHIBITS
SIGNATURES
EXHIBITS INDEX