Form 10-K
period 2007-12-31
AXSYS TECHNOLOGIES INC
filed 2008-02-20
CIK 206030

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No.: 0-16182

AXSYS TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-1962029 (I.R.S. Employer Identification No.)
175 Capital Boulevard, Suite 103 Rocky Hill, Connecticut (Address of principal executive offices)	06067 (Zip Code)
(860) 257-0200 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 Par Value Per Share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:    None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the close of business on June 29, 2007 was $187,372,678.

         The number of shares outstanding of the registrant's common stock as of February 15, 2008 was 10,868,133.

         Parts of the following document are incorporated by reference into Part III of this Annual Report on Form 10-K: the Proxy Statement for the registrant's 2008 Annual Meeting of Stockholders.

PART I

Item 1.    BUSINESS

        Axsys Technologies, Inc. (together with our subsidiaries, unless the context suggests otherwise, "Axsys", "Company", "we", "us" or "our") was originally incorporated in the State of New York in 1959 and reincorporated in the State of Delaware in 1968. We are a leading designer and manufacturer of precision optical solutions for defense, aerospace, homeland security and high-performance commercial applications. These sophisticated solutions are typically found in applications that demand the finest optical surfaces, highest accuracy and tightest motion control tolerances. Application examples include weapon systems, long-range surveillance cameras and highly precise imaging telescopes. We typically sell our products to government institutions such as the U.S. Border Patrol, Army, Navy, Air Force and Coast Guard, or to large defense contractors for integration into larger platforms

        We are organized into two segments: the Surveillance Systems Group and the Imaging Systems Group. Financial information by business segment can be found in Note 14 to the consolidated financial statements included elsewhere in this annual report, which is incorporated by reference herein.

Surveillance Systems Group

        The Surveillance Systems Group designs, manufactures and sells highly precise camera systems for deployment on ground, marine and aerial vehicles. The products are typically used in surveillance, reconnaissance, tracking and targeting applications. Our products can be grouped into two primary areas: non-stabilized camera systems and gyrostabilized camera systems. Non-stabilized camera systems are often deployed as fixed mounts on poles or masts. Typical applications for non-stabilized camera systems include border surveillance, port threat detection, and perimeter security. Gyrostabilized camera systems are usually deployed on airborne vehicles such as helicopters, manned and unmanned aerial vehicles, and marine vehicles. Gyrostabilization is usually necessary in air and sea-based applications in order to maintain a steady image while the vehicle is moving on several axes. Typical applications for gyrostabilized camera systems include search and rescue, drug interdiction, border surveillance, criminal pursuit and movie production.

        The focus markets for our Surveillance Systems Group are defense, homeland security, law enforcement, electronic news gathering and film production. Our products are sold both as stand-alone products and as constituent parts of larger, integrated surveillance networks. Sales are achieved through a combination of direct sales and a worldwide distributor network.

        The core engineering requirements necessary to design, develop and manufacture our products include visible and infrared optical engineering, precision mechanical engineering, electrical engineering and embedded and application software engineering. The engineering staff at Axsys is particularly skilled at designing to military-grade specifications, which require a high degree of precision and must conform to extremely tight tolerance and reliability requirements.

        The Surveillance Systems Group has design and manufacturing facilities in Nashua, New Hampshire and Grass Valley, California. For the fiscal year ended December 31, 2007, the Surveillance Systems Group generated $47.5 million, or approximately 28%, of our total revenues.

Imaging Systems Group

        The Imaging Systems Group designs, manufactures and sells optical and motion control subsystems and components for deployment in larger, integrated systems. Products in the Imaging Systems Group include visible and infrared lenses, scanning systems, laser positioners, long-range telescopes, stabilized sensor positioning systems, precision motion-control components and imaging optics.

        These products are often embedded in larger systems that depend on precise optical control for accurate operation of critical functions. Many of the applications with which we are involved are part of the continuing development of next-generation targeting, navigation and surveillance systems for advanced weaponry, armored vehicles, military aircraft and space-based surveillance. We also supply critical guidance and seeker components for platforms such as the Minuteman intercontinental ballistic missile and the AIM-9X Sidewinder missile.

        We are involved in many large-scale programs including the MRAP vehicle, Apache Helicopter, Stryker Vehicle, M1A2 Abrams Tank and Thermal Weapons Site. Our products are also included on many platforms within the U.S. National Missile Defense program ("NMD").

        The primary target markets for the Imaging Systems Group are defense, space and homeland security. However, we also serve high-performance commercial markets, such as, thermographic camera systems and graphic arts capital equipment. Our products are often designed to meet customer specifications and are sold as original equipment manufacturer ("OEM") solutions, which are integrated into our customers' products.

        The core engineering requirements necessary to design, develop and manufacture our products include visible and infrared optical engineering, precision mechanical engineering, electrical engineering and embedded and application software engineering. The engineering staff at Axsys is particularly skilled at designing to military-grade specifications, which require a high degree of precision and must conform to extremely tight tolerance and reliability requirements.

        The Imaging Systems Group has design and manufacturing facilities in Nashua, New Hampshire, San Diego, California, Cullman, Alabama and Rochester Hills, Michigan. For the fiscal year ended December 31, 2007, the Imaging Systems Group generated $124.2 million, or approximately 72%, of our total revenues.

Market Overview

        Our products are sold to both end user communities and OEMs in a variety of markets that demand the precision and performance that our products and capabilities provide.

Surveillance Systems Group

        Military Surveillance and Targeting.    Surveillance and Targeting represents one of the largest growth sectors in the U.S. Department of Defense budget. This sector includes optical sensors and thermal imaging equipment. Militaries around the world are transforming themselves with the development of advanced platforms such as unmanned vehicles and remote weapons stations, and advanced optical sensors platforms are vital to this transformation. In addition, as terrorist threats mount, the military has an increasing need to "Own the Night" with thermal imaging equipment. We have a substantial heritage in this market and continue to focus on protecting and building upon this position. We are involved in many significant surveillance programs in particular, serving the Air Force, Navy, Marines and Army.

        Homeland Security.    Government officials in the United States and internationally have increased their focus on designing plans to reduce the risk of terrorist attacks and prepare for the consequences of terrorist attacks. Many of the preventative efforts of these initiatives involve surveillance and imaging of people, baggage, cargo and vehicles. We are well positioned to participate in this emerging market with our imaging and infrared solutions and expect to benefit from the anticipated increase in spending on border security in the United States and abroad.

        Thermal Imaging.    Advancements in cooled and uncooled focal plane array technology have improved the quality of infrared images and drastically reduced the costs of producing thermal imaging camera systems. The development of uncooled focal plane array technology during the mid-1990s has resulted in a pronounced reduction in the cost of infrared cameras. The market has responded with a number of infrared-related products designed for a variety of applications, including firefighting, surveillance, preventive maintenance and other commercial night vision needs. Furthermore, the availability of more moderately priced alternatives enables manufacturers to employ the same infrared systems or components for both commercial and military applications. The enhanced total market size accumulated thereby is sufficient to create the economies of scale that permit broad deployment. Axsys have been at the forefront of developing both cooled and uncooled camera product offerings and, like much of the rest of the infrared market, we have experienced a broad increase in thermal imaging demand as the cost effectiveness of employing infrared capabilities has escalated.

        Non-Military Airborne Imaging.    The advancement of gyrostabilization technology and long-range, high-definition cameras has led to increased demand for airborne imaging systems from law enforcement agencies, electronic news gathering organizations and movie production companies. The advent of high-definition image capture, in particular, is leading customers in these markets to upgrade their existing helicopters with newer, high-performance camera platforms. In addition, the extreme long-range capabilities of these new systems provides law enforcement agencies with heightened surveillance capabilities. Axsys is at the forefront of high-definition gyrostabilized camera system development and is increasingly recognized as a technology leader in this space.

Imaging Systems Group

        Military Surveillance and Targeting.    Surveillance and targeting represents one of the largest growth sectors in the U.S. Department of Defense budget. This sector includes optical sensors and thermal imaging equipment. Militaries around the world are transforming themselves with the development of advanced platforms such as unmanned vehicles and remote weapons stations, and advanced optical sensors platforms are vital to this transformation. We have a substantial heritage in this market and continue to focus on protecting and building upon this position.

        We are involved in many large-scale programs, including the MRAP vehicles, Apache Helicopter, Stryker, MIA2 Abrams, Bradley Fighter Vehicle, Thermal Weapons Site, CROWS and F-35 Joint Strike Fighter. Many of the applications with which we are involved include the continuing development of next-generation targeting, night vision, navigation and imaging systems. We are a major supplier of optical systems for night-vision optical systems, which are an important component of the U.S. Army's strategy to "Own the Night".

        Optical sensors and thermal imaging equipment are vitally necessary for the U.S. military to maintain its battlefield superiority. In addition, planned upgrades and improvements of optical and thermal imaging equipment is not dependent upon spending for new vehicles and platforms. Therefore, it is expected that government spending on sensor upgrades will continue to grow regardless of overall defense spending.

        National Missile Defense.    Restructuring the country's defense and deterrence capabilities to correspond to emerging threats remains a high priority for the United States. The deployment of missile defenses is an essential component of this effort. We are an integral member of the contractor teams involved in the rollout of key NMD programs from development to production, including EKV, THAAD, PAC-3, SBIRS-High and Airborne Laser.

        Other Space and Strategic Defense Opportunities.    In connection with the U.S. government's efforts to continually enhance aging weaponry, we have the opportunity to be involved in retrofitting the nuclear missile arsenal with advanced gas bearings. We were chosen as the U.S. Air Force's Center of Excellence for gas bearing production. We also have a long history of involvement with space-based telescopes for use in U.S.-based surveillance applications, as well as weather and astronomical research. We expect to benefit from the future growth in satellite programs.

        Commercial Thermal Imaging.    The rapid advancement of uncooled infrared sensor technology has led to significant price reduction in commercial infrared cameras. As a result, thermal cameras are finding new uses in an increasingly broad array of industries such as industrial inspection, short-range commercial surveillance, roof inspection and energy conservation. Axsys is a leading supplier of infrared lenses to the camera manufacturers that serve these varied industries. It is expected that this market will continue to grow along with the evolution of infrared sensor technology and with the broader adoption of thermal imaging in commercial markets.

        Graphic Arts.    Axsys was a pioneer in the development of airbearing laser scanners used for digital imaging of film within the graphic arts market in the early 1990's. However, declining print advertising revenues have negatively impacted the graphic arts capital equipment market in the last decade. While we intend to continue our participation in this industry, we expect that this involvement will steadily decline along with the overall market.

Technologies, Products and Capabilities

        All Axsys products leverage the company's fundamental strengths in precision optics and motion control. We have a long heritage in the design and manufacture of military-grade reflective and transmissive optical systems and high-precision motion control technology.

        Precision Optics.    Axsys is a leading designer and manufacturer of custom precision reflective and transmissive optical solutions. We provide complete design, fabrication and testing of glass and metal optics ranging from single and multi-faceted scan mirrors to complex telescope assemblies and thermal camera lenses. Axsys has designed and manufactured optical products for military and astronomical applications over 40 years.

        We specialize in the manufacture of diamond-machined aspheric metal optics that are significantly enhanced for optical figure and optical finish by post polishing, typically while using custom engineered interferometric null tests. "Bolt together" assemblies with post polished metal aspheres are routine. We produce a variety of aspheric surfaces including conic aspheres, general case aspheres, cylindrical aspheres and toric aspheres with up to 0.80-meter aperture. Our precision metal optic products are used in applications where performance requirements cannot be met with glass optics. The advantages of our optics include lighter weight, thermal stability and ease of mechanical interface with housing and actuation devices. We sell our precision metal optical components for use in high-speed electro-mechanical scanners, weapon fire control systems, forward-looking infrared, night vision weapon systems and high-performance space-borne instruments used on weather, mapping and scientific satellites.

        We also specialize in the production of precision lenses using infrared materials through the use of conventional grinding and polishing techniques. We produce spherical and aspheric lenses by hand polishing and produce spherical, aspheric and diffractive lenses in infrared materials by diamond turning. Surfaces are tested using null tests and profilometry. These glass lenses are integrated into sophisticated lens assemblies for use with thermal cameras or imaging systems or sold as components for use by OEM suppliers in various infrared applications. Our infrared lens assemblies are tested using MTF test equipment and infrared interferometry.

        Finally, Axsys is a leading fabricator of precision machined and processed exotic materials, which are often used for high-performance optical applications. These materials include beryllium, AlBeMet, titanium, halfnium, quartz and glass used in the defense, space and high-performance commercial markets. Operating within a 120,000 square foot environmentally-controlled manufacturing facility, we provide complete fabrication services including manual and CNC milling, turning, EDM, lapping and grinding, chemical and special processing and mechanical assembly. Using these technologies, we are able to meet our customers' extremely high tolerance requirements. Applications include precision optics, airbearings, structural housings and gimbals. Our airbearings provide high-speed precision positioning and are used in high-speed scanners for digital imaging and weapon guidance systems. Our gimbals are used in various applications, including positioning optical sensors in forward-looking infrared night vision systems. We also manufacture optical substrates used internally and by our customers in a variety of precision metal optical applications such as weapon fire control systems and space-borne instruments.

        Precision Motion Control.    We design a complete line of brushless and brush type torque motors and servomotors that can be customized to meet customers' unique specifications. The direct drive motor replaces conventional servomotor-gearhead configurations improving the response characteristics of the unit. Motors incorporate rare earth magnets with outer diameters ranging from 0.5" to 48" and provide peak torques up to 1,650 ft-lbs.

        The gearless DC motor drive is ideally suited for high-acceleration applications requiring improved response for rapid start/stop actions such as missile seekers, optical stabilization and turret control. The absence of gearing also eliminates errors caused by friction and backlash creating high threshold sensitivity. These motors achieve accuracies of one arc-second in a high-performance positioning system. Our DC torque motors are designed using premium materials that offer unique space and weight saving properties while generating maximum power output. Limited angle torque motors do not require commutation electronics and have near zero cogging.

        We also manufacture highly reliable multi-speed and segmented positioning sensors, such as resolvers and induction potentiometers, which provide a high degree of angular accuracy and resolution. These devices typically accompany our motors to provide position feedback within a high performance system.

        Resolvers are manufactured with transmitter, differential or receiver functions. These resolvers are specifically designed to withstand high-impact shock and environments containing dirt, grease, oil or other contaminants and are either housed or un-housed in a variety of configurations. Resolvers are either single or multi-speed (up to 64-speed), with outer diameters ranging from 0.7" to 15", and provide accuracies to five arc seconds.

        Induction potentiometers, also defined as linear transmitters, provide high linearity output over a wide angular range. Induction potentiometers are in frameless and housed configurations and brush and brushless designs.

        Utilizing these core technologies, we develop an array of solutions to create value-added, vertically integrated solutions for the aerospace, defense and high-performance commercial equipment industries. These solutions are often custom designed to meet demanding customer requirements for specific applications. Examples of these solutions include:

  •
  Infrared Zoom Lenses. We design and manufacture sophisticated zoom and multi-field-of-view thermal lenses for use in a variety of military applications. These lenses are sold to OEMs who subsequently integrate them with infrared cameras and imagers for military and intelligence purposes.

  •
  Motion-Control Solutions. We provide precision micro-positioning systems. These high-performance systems are used in a diverse array of high-end commercial applications such as stabilized optical platforms, semiconductor and flat panel process and inspections systems, as well as laser imaging systems.

  •
  Fast Steering Mirrors. We have applied extensive experience designing and building opto-mechanical systems to develop fast steering mirror, or FSM, technology. The single-axis and two-axis flexure-mounted FSM represents a compact, low-cost, high-performance design solution for a variety of emerging optical scanning and beam stabilization applications. Such devices may be used to correct for polygon cross scan errors, acquire and lock beams within free space laser systems, modulate tilt and cavity control in interferometers, maintain beam stabilization in the presence of thermal drift and vibration and provide general two-axis beam scanning.

        Thermal Imaging Cameras.    Axsys designs and manufactures a broad and growing line of world-class thermal imaging cameras. Our product portfolio includes an extensive line of integrated thermal imaging systems, cooled cameras, uncooled cameras and clip-on weapon night sights. Our success in thermal cameras is integrally tied to our ability to produce industry-leading optical lens assemblies and our advanced coating processes.

        Our cameras, including cooled and uncooled surveillance cameras and handheld imagers, fill a variety of requirements of federal and military customers, municipal first responders and commercial entities. In addition, we have leveraged our camera technology to expand into sophisticated sensor systems which include thermal cameras, visible cameras, laser range finders, and stabilized positioning systems. These systems satisfy a broad array of surveillance requirements in the military, homeland security and commercial sectors. We also manufacture a line of handheld thermal cameras that we market and sell to first responders in law enforcement and security departments, as well as to the U.S. Border Patrol and the U.S. military.

        We have designed our entire line of thermal cameras using a consistent architecture and are therefore able to easily construct the exact combination of product features that best meet a customer's needs. For example, we essentially use the same electronics processing architecture and optics across our suite of different cameras. The common design elements of our thermal imagers permit us to offer a wide variety of thermal cameras to satisfy specific customer demand. This approach has allowed us to adapt cutting edge focal plane array technologies for both high-end and low-end market opportunities. Additionally, our software engineering team has made significant strides in proprietary designs that drive our complex thermal camera integration and allow us to respond to a variety of customer requirements.

        Gyrostabilized Camera Systems.    Axsys designs and manufactures a growing line of four and five axis gyrostabilized sensor systems for use on airborne and marine vehicles. These systems are designed to maintain extreme image stability in the face of significant vehicle motion, even when viewing objects at great distances. Our products are often used by movie production studios and TV news helicopters to capture long range footage in high definition.

        Our gyrostabilized camera systems satisfy a variety of application and customer requirements. These systems are primarily differentiated by their size, payload and viewing capability. These attributes are directly correlated as the larger systems can contain a wider variety of camera types and larger, more powerful cameras and telescopes.

        Axsys' success in this industry is a result of its experience and expertise in optical design and motion control, the two fundamental technologies involved in designing and manufacturing these products. The design and manufacture of these products demands significant interplay between optical and motion control engineering to optimize the system's performance.

        Positioning Systems.    Axsys designs and manufactures a growing line of sensor positioning systems. These highly precise positioning systems are designed for use with infrared cameras, visible cameras, antennas, radars and other surveillance technologies. The products are sold in both gyrostabilized and non-stabilized configurations. These positioning systems are primarily differentiated by size and payload capacity.

        Axsys positioning systems are vertically integrated due to the fact that in many cases Axsys manufactures the critical motors and sensor components on which the system depends. It is these military-grade components that enable the system to operate with extraordinary control and precision.

Backlog and Orders

        Axsys received new orders of $193.5 million in 2007, ending the year with record backlog of $140.2 million, of which 11.2% will be shipped beyond 12 months. Our backlog increased by $24.3 million, or 21%, compared to our ending backlog of $115.9 million as of December 31, 2006.

Competition

        The markets for our products are competitive. We compete primarily on the basis of our ability to design and engineer products to meet performance specifications set by our customers. Some of our customers are OEMs that purchase component parts or subassemblies, which they incorporate into their end products. Our thermal imaging cameras and gyrostabilized sensor systems are typically sold directly to equipment integrators, as well as government, military and commercial end users. Product pricing, quality, customer support, experience, reputation and financial stability are also important competitive factors.

        There are a limited number of competitors in each of the markets for the various types of precision optical, infrared and motion control systems and components that we design, manufacture and sell. Our competitors are often well entrenched, particularly in the aerospace and defense markets. Some of these competitors have substantially greater resources than we do. We believe that the quality of our technologies and product offerings provides us with a competitive advantage over certain manufacturers that supply only discrete components or who are not vertically integrated with enabling technologies.

        We expect our competitors to continue to improve the design and performance of their products. We cannot assure investors that our competitors will not develop enhancements to, or future generations of, competitive products that will offer superior price or performance features, or that new technology or processes will not emerge that render our products less competitive or obsolete. Increased competitive pressure could lead to lower prices for our products, thereby adversely affecting our business, financial condition and results of operations. We cannot assure you that we will be able to compete successfully in the future.

Customers

        Our customers include end-users, equipment integrators and OEMs that demand high-precision, high-performance products or subsystems. We sell our products primarily to customers in the aerospace and defense, space, homeland security and high-performance commercial markets.

        BAE Systems, an aerospace and defense systems supplier, represented 15.8% of our total sales during 2007 and 14.6% of our total sales during 2006. BAE was not a material customer during 2005. We participate with BAE Systems on multiple programs, with the majority of our sales to BAE Systems relating to two armored vehicle programs and a thermal weapons sight program. Both programs are ultimately dependent on U.S. Department of Defense spending and could be canceled. However, night vision systems are a high priority for the U.S. military and, therefore, we do not foresee any weakening of demand for these products in the short term.

        Raytheon Company, an aerospace and defense systems supplier, represented 10.9% our total sales during 2007 and 15.2% of our total sales in 2005. Raytheon was not a material customer during 2006. We participate with Raytheon on multiple programs, with the majority of our sales to Raytheon Company relating to the EKV program and a thermal weapons sight program. Both programs are ultimately dependent on U.S. Department of Defense spending and could be canceled.

        We had aggregate sales, both military and non-military, directly to the U.S. government, including its agencies and departments, of approximately $6.2 million in 2007, $4.8 million in 2006 and $4.6 million in 2005. These sales accounted for approximately 3.6% of our total sales in 2007 and 2006 and 4.2% of our total sales in 2005. Approximately 66.4% of our total sales in 2007, 68.9% of our total sales in 2006 and 69.1% of our total sales in 2005 were derived from subcontracts with U.S. government contractors. The majority of these contracts are subject to termination at the convenience of the U.S. government, and certain contracts are also subject to renegotiation. Currently, we are not aware of any proposed termination or renegotiation of such contracts that would have a material adverse effect on our business.

        Because a substantial part of our business is derived directly from contracts with the U.S. government, U.S. government agencies or departments or indirectly through subcontracts with U.S. government contractors, our operational results could be materially affected by changes in U.S. government expenditures for projects or programs using our products. However, we believe that the broad number and diversity of the programs with which we are involved and the breadth of our product applications may lessen our exposure to such risk. Further information regarding customers appears in Note 14 to the consolidated financial statements included elsewhere in this annual report.

Sales, Marketing and Customer Support

        As of December 31, 2007, we employed 50 sales, marketing and customer support personnel throughout our organization, compared to 67 employees in similar functions at the end of 2006. We utilize two OEM sales organizations, one focused on aerospace and defense customers and the other focused on high-performance commercial customers.

        Our sales organization included 18 direct sales field personnel, most of whom have engineering backgrounds, with the remainder involved in inside sales, customer service, program management, contract administration and applications engineering. We believe that our sales effort is enhanced by having engineering-trained sales personnel available to meet with our customers' engineering personnel. Our application and design engineers are also involved in the sales process.

        We also sell our products through a significant number of manufacturers' sales representatives and agents. Although we believe that we have satisfactory relationships with these sales representatives and agents, we cannot assure investors that these relationships will continue to be satisfactory or will continue at all.

Domestic and Foreign Sales

        The table below presents sales from continuing operations to specific geographic regions. Substantially all of our assets are located within the United States.

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
United States	$148,164	$116,380	$93,974
Europe	15,196	9,441	9,888
Other foreign	8,261	4,107	4,804

Total sales	$171,621	$129,928	$108,666

Research, Development and Engineering

        We seek to develop new products and improve existing products in order to keep pace with the increasing performance requirements of our customers. We devote significant resources, a portion of which is reimbursed by customers, to development programs directed at creating new products and product enhancements, as well as developing new applications for existing products. Because we believe that our ability to compete effectively depends in part on maintaining and enhancing our expertise in applying new technologies and developing new products, we dedicate substantial resources to engineering, research and development. As of December 31, 2007, we employed 102 individuals in engineering, research and development functions. We cannot assure investors that our product development efforts will be successful in producing products that respond to technological changes or new products introduced by others.

        Our costs associated with research, development and engineering expenses were $6.3 million in 2007, $4.5 million in 2006 and $3.8 million in 2005. We intend to direct our research and development activities toward integrating our various technologies and continuing to develop sub-systems.

Raw Materials Suppliers

        The raw materials and components that we purchase are generally available from multiple suppliers. However, Brush Wellman, Inc. is the only U.S. source for beryllium, which is a material used extensively by us. Historically, we have had an excellent relationship with Brush Wellman and have not encountered problems in obtaining our supply requirements. While there is an alternative source in Kazakhstan, most of our military contracts preclude the use of non-US material. We believe that a partial or complete loss of Brush Wellman as a supplier of beryllium, or production shortfalls or interruptions that otherwise impair the supply of beryllium, would have a material adverse effect on our business, financial condition and results of operations.

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

        We have incurred, and may in the future incur, costs and liabilities under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or similar state laws for the investigation and cleanup of hazardous waste or contamination at third party waste disposal sites or at current or former facilities, related in part to historical practices or waste disposed of prior to the purchase of facilities by us. We are in the process of remediating two formerly owned sites in Bedford, Ohio and St. Petersburg, Florida and we are participating as a potentially responsible party, or PRP, at a third-party waste disposal site in Norwalk, Connecticut. Although liability under CERCLA is joint and several, meaning that liability can exceed a PRP's pro rata share of cleanup costs, we believe, based on currently available information, that costs associated with these sites will not have a material adverse effect on our business and financial condition. It is possible, however, that our results of operations for a particular fiscal period could be materially affected.

        As of December 31, 2007, we have an accrual of $815 thousand for future costs related to the Ohio, Florida and Connecticut sites. These estimates have been developed in consultation with outside environmental and legal consultants handling these matters and are based upon an analysis of the anticipated remediation plans. We do not anticipate these matters will have a material adverse effect on our consolidated financial position. It is possible, however, that future results of operations could be materially affected by changes in our assumptions.

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

Employees

        As of December 31, 2007, we employed 822 persons, including 601 in manufacturing, 50 in sales, 102 in engineering and 69 in administration. Currently, none of our employees are represented by unions and we consider our relationship with our employees to be satisfactory. There has been no significant interruption of operations due to labor disputes.

Available Information

        Our Internet website is http://www.axsys.com. We make available free of charge on our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the Securities and Exchange Commission. In addition, we have posted the charters for our Audit Committee, Compensation Committee, and Nominating and Governance Committee on our website under the heading "Investors." These charters are not incorporated herein by reference. We will also provide a copy of these documents to stockholders upon request.

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

        The aerospace and defense industry, which represents the majority of our sales, is largely dependent upon government contracts. A significant portion of our business and business development efforts is concentrated in the aerospace and defense industry. Our business depends, in significant part, upon the U.S. government's continued demand in the area of defense for high-end, high-performance products of the type that we manufacture. Approximately 70% of our sales in 2007 and 73% of our sales in 2006 and 2005 were derived directly from contracts with the U.S. government, or its agencies or departments, or indirectly from subcontracts with U.S. government contractors.

        The majority of these government contracts are subject to termination and renegotiation. Generally, government contracts and subcontracts are subject to oversight audits by government representatives and contain provisions permitting termination, in whole or in part, without prior notice at the government's convenience upon the payment of compensation only for work done and commitments made at the time of termination. We can give no assurance that one or more of our government contracts or subcontracts will not be terminated under these circumstances. Also, we can give no assurance that we would be able to procure new government contracts or subcontracts to offset the revenues lost as a result of any termination of our contracts. Because our revenues are dependent on our procurement, performance and payment under our contracts, the loss of one or more critical contracts could have a materially adverse effect on our business, financial condition and results of operations.

The loss of BAE Systems or Raytheon as a customer or a significant reduction in sales to BAE Systems or Raytheon could have a materially adverse effect on our business, financial condition and results of operations.

        We rely on key customers. We currently have two customers that represent a significant portion of our sales. During 2007, approximately 27% of our sales were to BAE Systems and Raytheon combined. The loss of BAE Systems or Raytheon as a customer or a significant reduction in sales to BAE Systems or Raytheon could have a materially adverse effect on our business, financial condition and results of operations.

        If BAE Systems, Raytheon or any of our other key customers becomes insolvent or files for bankruptcy, our ability to recover accounts receivable from that customer would be adversely affected and any payments we received in the preference period prior to a bankruptcy filing may be potentially recoverable, which could have a materially adverse effect on our business, financial condition and results of operations.

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

  •
  new legislation, regulations or government union pressures on the nature and amount of services the government may obtain from private contractors;

  •
  federal governmental shutdowns (such as during the government's 1996 fiscal year) and other potential delays in the government appropriations process; and

  •
  delays in the payment of our invoices by government payment offices due to problems with, or upgrades to, government information systems, or for other reasons.

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

        Moreover, we are subject to industrial security regulations of the Department of Defense and other federal agencies that are designed to safeguard against foreigners' access to classified information. If we were to come under foreign ownership, control or influence, our federal government customers could terminate or decide not to renew our contracts, and it could impair our ability to obtain new contracts.

We may not be able to implement our business plan effectively because the industries in which we operate are subject to fluctuations and other factors that are difficult to forecast.

        Our operating results may vary substantially due to factors that are difficult to forecast. Factors such as announcements of technological innovations or new products by us or our competitors, domestic and foreign general economic conditions and the cyclical nature of the industries that we serve could cause substantial variations in our operating results. The aerospace and defense, high-performance graphic art and commercial infrared camera industries, each of which represents a significant market for our products, have historically been subject to substantial economic fluctuations due to changing demands for their products and services, introduction of new products and product obsolescence. Any future fluctuations arising from these or other conditions could have a materially adverse impact on our business, financial condition and results of operations. We have experienced, and expect to continue to experience, significant fluctuations in our quarterly and annual operating results due to a variety of factors, including:

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

We operate in competitive markets with competitors who may have greater resources than we possess, which could reduce the volume of products we can sell and our operating margins.

        Our markets are competitive. We compete primarily on the basis of our ability to design and engineer our products to meet performance specifications set by our customers. Product pricing and quality, customer support, experience, reputation and financial stability are also important competitive factors.

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

        In addition, a substantial investment is required by an existing or potential customer to integrate components and sub-systems into their product design. We believe that once a customer has selected particular components or sub-systems from one vendor, the customer generally relies upon that vendor to provide equipment for the specific product application and may seek to rely upon that vendor to meet other component or sub-system requirements. Accordingly, we may be at a competitive disadvantage with respect to a prospective customer that chooses to utilize a competitor's components or sub-systems.

        The basis of competition in the industries in which we compete could shift and we may not be able to compete successfully.

Our backlog is subject to reduction and cancellation.

        Backlog represents products or services that our customers have committed by contract to purchase from us. Our backlog as of December 31, 2007 was $140.2 million. Our backlog is subject to fluctuations and is not necessarily indicative of future sales. Moreover, cancellations of purchase orders or reductions of product quantities in existing contracts could materially reduce our backlog and, consequently, future revenues. Our failure to replace canceled or reduced backlog could result in lower revenues.

We operate internationally, which exposes us to the risks of doing business abroad.

        Our levels of international sales and purchases could pose risks to our operating results. Our international sales accounted for approximately 14% of our sales in 2007, 10% of our sales in 2006 and 14% of our sales in 2005. In addition, our products are sold to domestic customers who use them in products that they sell into international markets. Our international sales and purchases are subject to a number of risks generally associated with international operations, including the following:

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

        The processing of beryllium, one of the materials used in some of our products, may result in the release of beryllium into the workplace and the environment and in the creation of beryllium oxide as a by-product. Beryllium is classified as a hazardous air pollutant, a toxic substance and a hazardous substance under environmental, safety and health laws and regulations. Various acute and chronic health effects may result from exposure to beryllium, including the development of a chronic lung disease known as chronic beryllium disease, or CBD. Because of the health risks associated with beryllium, we may be subject to product liability claims and third-party lawsuits and increased levels of scrutiny from federal, state, foreign and international regulatory authorities. Concerns over CBD and other potential adverse health effects relating to beryllium, as well as concerns regarding potential liability from the use of beryllium, may discourage our customers' use of our beryllium-containing products and significantly reduce demand for our products.

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

        We provide our services primarily through firm fixed-price contracts. Substantially all of our net sales for 2007 were derived from firm fixed-price contracts, which require us to perform services under a contract at a stipulated price. We assume greater financial risk on firm fixed-price contracts. Failure to anticipate technical problems, estimate costs accurately or control costs during performance of a fixed-price contract will reduce our profit or cause a loss. Although we believe that adequate provision for our costs of performance is reflected in our financial statements, we can give no assurance that this provision is adequate or that losses on firm fixed-price contracts will not occur in the future.

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

        Some of our likely partners are also potential competitors, which may impair the viability of new strategic relationships. While we must compete effectively in the marketplace, our future alliances may depend on our strategic partners' perception of us. As a result, our ability to win new and/or follow-on contracts may be dependent upon our relationships within the military industry.

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

        Our Chairman of the Board and Chief Executive Officer beneficially owned approximately 18.2% of our common stock outstanding as of December 31, 2007. As a result, he will have the ability to exert influence with respect to corporate actions, including the election of directors and certain sales or mergers and acquisitions. In addition, the interests of our Chairman of the Board and Chief Executive Officer may conflict with the interests of the other holders of our common stock.

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

        In addition, we are subject to section 203 of the DGCL, which, among other things and subject to various exceptions, restricts certain business transactions between a corporation and a stockholder owning 15% or more of the corporation's outstanding voting stock, which we refer to as an interested stockholder for a period of three years from the date the stockholder becomes an interested stockholder. These provisions may have the effect of delaying or preventing a change of control of Axsys without action by the stockholders and, therefore, could adversely affect the price of our common stock. In the event of a change of control of Axsys, the vesting of outstanding options issued under our stock incentive plan may be accelerated at the discretion of the committee administering the plan or may be required to be accelerated under certain circumstances provided for in incentive agreements.

Item 1B.    UNRESOLVED STAFF COMMENTS

        None.

Item 2.    PROPERTIES

        We lease approximately 6,031 square feet of office space, located at 175 Capital Boulevard in Rocky Hill, Connecticut, for our corporate headquarters. This lease expires in 2012. The principal plants and other significant properties at December 31, 2007 are:

Location	Type of Facility	Square Footage	Leased/Owned; Expiration
Cullman, AL	Manufacturing, Engineering	120,000	Leased; 2022
Nashua, NH	Manufacturing, Engineering	78,000	Leased; 2022
San Diego, CA	Manufacturing, Engineering	64,800	Leased; 2010
Rochester Hills, MI	Manufacturing, Engineering	29,000	Leased; 2011
Grass Valley, CA	Manufacturing, Engineering	14,500	Leased; 2012

        We believe that our facilities are generally sufficient to meet our current and reasonably anticipated manufacturing, distribution and related requirements. We, however, periodically review space requirements to ascertain whether our facilities are sufficient to meet our needs. The Nashua,

New Hampshire and Grass Valley, California properties are used by the Surveillance Systems group. The Cullman, Alabama, San Diego, California, Rochester Hills, Michigan and Nashua, New Hampshire properties are used by our Imaging Systems group.

Item 3.    LEGAL PROCEEDINGS

        Axsys is a defendant in various lawsuits, none of which are expected to have a material adverse effect on Axsys' business or financial position.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None during the quarter ended December 31, 2007.

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Axsys' common stock trades on the Nasdaq Global Select Market under the symbol "AXYS." The following table sets forth the range of high and low sales prices as reported by Nasdaq during the fiscal years 2007 and 2006:

	2007		2006
	High	Low	High	Low
Fiscal Years Ended December 31:
First Quarter	$17.93	$15.71	$18.20	$15.76
Second Quarter	21.42	15.81	17.59	14.90
Third Quarter	31.26	20.98	17.49	13.89
Fourth Quarter	43.63	28.42	18.14	16.29

        On February 15, 2008, the high sales price was $40.38 and the low sales price was $38.86.

        On February 15, 2008, the approximate number of holders of record of Axsys' common stock was 429. In addition, we believe that as of that date, there were approximately 5,946 beneficial owners.

Dividend Policy

        Axsys has applied and currently intends to continue to apply the retained and current earnings toward the development of its business and to finance growth. Axsys did not pay cash dividends on its common stock during the three years ended December 31, 2007 and does not anticipate paying cash dividends in the foreseeable future. Our ability to declare and make dividends payments is restricted under our credit facility.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
September 30-October 27, 2007	—	$—	—	199,917
October 28-November 24, 2007	—	—	—	199,917
November 25-December 31, 2007	1,457	42.08	1,457	199,917

Total	1,457	$42.08	1,457	199,917

(1)
Shares purchased represent shares of Axsys common stock surrendered or deemed surrendered to Axsys to satisfy tax withholding obligations in connection with the distribution of shares of stock under employee stock-based compensation plans.

(2)
On May 11, 2004, Axsys' Board of Directors authorized the repurchase, from time to time, on the open market or otherwise, of up to 200,000 shares of Axsys common stock at prevailing market prices or at negotiated prices. We plan to use the repurchased shares for general corporate purposes, including the satisfaction of commitments under our employee benefit plans and the exercise of stock option grants.

Item 6.    SELECTED FINANCIAL DATA

        The following selected financial data for the five fiscal years presented below are derived from Axsys' audited consolidated financial statements as adjusted to reflect the Distributed Products business as a discontinued operation for all years presented. The data should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this annual report.

	Years Ended December 31,
	2007(1)(2)(3)	2006(1)(3)	2005(1)(4)(5)(8)	2004(1)(6)(7)(8)	2003(1)(8)
	(in thousands, except per share data)
Statement of Operations Data:
Sales	$171,621	$129,928	$108,666	$78,189	$63,246
Gross profit	55,722	40,895	34,273	22,760	16,518
Income from continuing operations before income taxes	22,746	14,753	10,072	6,600	3,346
Provision for (benefit from) income taxes	8,639	5,462	3,778	(6)	151
Income from continuing operations	14,107	9,291	6,294	6,606	3,195
Net income	16,778	10,265	7,323	8,664	4,998
Basic net earnings per share from continuing operations	$1.32	$0.88	$0.78	$0.94	$0.46
Basic earnings per share	$1.57	$0.97	$0.91	$1.23	$0.72
Weighted-average basic common shares outstanding	10,711	10,629	8,006	7,020	6,986
Diluted earnings per share from continuing operations	$1.27	$0.85	$0.75	$0.91	$0.45
Diluted earnings per share	$1.51	$0.94	$0.88	$1.19	$0.71
Weighted-average diluted common shares outstanding	11,097	10,888	8,355	7,289	7,074

	At December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Balance Sheet Data:
Total assets	$204,683	$172,345	$156,208	$85,815	$66,845
Long-term capital lease obligations
(less current portion)	—	—	—	150	568
Long-term debt (less current portion)	—	—	—	3,333	—
Shareholders' equity	152,130	131,188	119,541	53,093	43,898

(1)
On November 30, 2007, we sold our Distributed Products business and recognized a $1.7 million after-tax gain. Accordingly, the Distributed Products business has been accounted for as discontinued operations and the results have been reported separately from continuing operations for all periods presented.

(2)
On April 13, 2007, we acquired Cineflex LLC, or Cineflex. We accounted for this acquisition under the purchase method of accounting and, accordingly, results of Cineflex's operations have been included in our consolidated statements of operations since the date of acquisition.

(3)
As of January 1, 2006, Axsys adopted Statement of Financial Accounting Standards No. 123(R), "Share Based Payment", or SFAS 123(R). As a result we recorded total pre-tax share-based compensation expense of $1.2 million in 2007 and $1.0 million in 2006. Prior to 2006, generally no compensation expense was recognized for stock options granted to employees.

(4)
On September 27, 2005, we issued and sold 3,450,000 shares of our common stock at a public offering price of $18.00 per share. The proceeds of this offering were used to prepay our existing credit facilities in 2005. This prepayment triggered a charge of $480 thousand for the loss on extinguishment of debt.

(5)
On May 2, 2005, we acquired Diversified Optical Products ("DiOP"). We accounted for this acquisition under the purchase method of accounting and, accordingly, results of DiOP's operations have been included in our consolidated statements of operations since the date of acquisition.

(6)
On April 8, 2004, we acquired Telic Optics, Inc. ("Telic"). We accounted for this acquisition under the purchase method of accounting and, accordingly, the results of Telic's operations have been included in our consolidated statements of operations since the date of acquisition.

(7)
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

(8)
In accordance with SFAS No. 109, we established a $4.6 million valuation allowance against our deferred income tax asset in 2002. As we reported income, we reduced the valuation allowance and utilized $3.2 million in 2004 and $1.4 million in 2003 as deferred income tax assets were realized. With the utilization of the valuation allowance in 2004, Axsys began incurring tax expense in 2005.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following table sets forth selected financial data on a consolidated basis (in thousands):

	Years Ended December 31,
	2007	2006	2005
Sales	$171,621	$129,928	$108,666
Cost of sales	115,899	89,033	74,393

Gross profit	55,722	40,895	34,273
Selling, general and administrative expenses	26,165	21,904	18,437
Research, development and engineering expenses	6,293	4,463	3,766

Operating income	23,264	14,528	12,070

Interest expense	(566)	(80)	(1,684)
Interest income	298	286	153
Loss on extinguishment of debt	—	—	(480)
Other (expense) income	(250)	19	13

Income from continuing operations before income taxes	22,746	14,753	10,072
Provision for income taxes	8,639	5,462	3,778

Income from continuing operations	14,107	9,291	6,294

Discontinued operations:
Income from discontinued operations, net of income taxes	2,671	974	1,029

Net income	$16,778	$10,265	$7,323

        The following table sets forth the percent of sales by segment:

	Years Ended December 31,
	2007	2006	2005
Imaging Systems Group	72%	82%	88%
Surveillance Systems Group	28%	18%	12%

Overview

        We are a leading designer and manufacturer of precision optical solutions for defense, aerospace, homeland security and high-performance commercial applications. These sophisticated solutions are typically found in applications that demand the finest optical surfaces, highest accuracy and tightest motion control tolerances. Application examples include weapon systems, long-range surveillance cameras and highly precise imaging telescopes. We typically sell our products to government institutions such as the U.S. Border Patrol, Army, Navy, Air Force, and Coast Guard, or to large defense contractors for integration into larger platforms.

        Our products are sold to both end-user communities and OEMs in a variety of markets that demand the precision and performance that our products and capabilities provide.

        In December 2007, we re-aligned our company around our core market segments and announced our reorganization into two business units, the Surveillance System Group and the Imaging Systems Group.

Surveillance Systems Group

        The Surveillance Systems Group designs, manufactures and sells highly precise camera systems for deployment on ground marine, and aerial vehicles. The products are typically used in surveillance, reconnaissance, tracking and targeting applications. Our products can be grouped into two primary areas: non-stabilized camera systems and gyrostabilized camera systems. Non-stabilized camera systems are often deployed as fixed mounts on poles or masts. Typical applications for non-stabilized camera systems include border surveillance, port threat detection and perimeter security. The Survelliance Systems Group has design and manufacturing facilities in Nashua, New Hampshire and Grass Valley, California.

Imaging Systems Group

        The Imaging Systems Group designs, manufactures and sells optical and motion control subsystems and components for deployment in larger, integrated systems. Products in the Imaging Systems Group include visible and infrared lenses, scanning systems, laser positioners, long-range telescopes, stabilized sensor positioning systems, precision motion-control components, and imaging optics. The Imaging Systems Group has design and manufacturing facilities in Nashua, New Hampshire, San Diego, California, Cullman, Alabama, and Rochester Hills, Michigan.

Disposition of Business

        On November 30, 2007, we sold our Distributed Products business for $15.3 million in cash. Axsys recognized a $1.7 million gain on the sale of the business net of $1.4 million in income tax expense. In addition, $1.9 million of legal, audit and other transaction-related costs were incurred in connection with the sale. We believe that the sale of this non-strategic business has allowed us to focus on our increasingly prominent and faster growing optics business. In addition, a portion of the proceeds were used to pay down our outstanding debt, which we believe will give us more flexibility in pursuing strategic acquisitions in our core business.

Acquisitions

        On April 13, 2007, Axsys acquired Cineflex, LLC ("Cineflex"), a privately held manufacturer of high-precision gyro-stabilized aerial camera systems, for $26.7 million in cash. Additional incremental cash payments of up to $42.5 million are possible if certain revenue targets are exceeded as part of a three-year earn-out agreement. In addition, a second contingent payment of up to 10% of all revenues recognized from multi-year orders in backlog at the end of the earn-out period is possible if revenues in the fourth year from the acquisition date exceed $40 million. In connection with the acquisition we incurred $0.4 million of legal, audit and other acquisition-related costs. Cineflex is a technology leader in the design and manufacture of highly stable, multi-sensor, multi-axis surveillance platforms serving customers in federal and local government and in the motion picture and electronic news gathering industries. At the time of acquisition, Cineflex employed approximately 25 people at its Grass Valley, California facility.

        In connection with the acquisition of Cineflex, we amended our credit agreement to extend the maturity date of our revolving credit facility to May 2, 2012 and increased the commitment amount from $15.0 million to $40.0 million. On April 13, 2007, we borrowed $25.0 million under our revolving credit facility to fund a portion of the purchase price. As of December 31, 2007, we have repaid in full all amounts outstanding under the revolving credit facility with a combination of cash on hand and a portion from the net proceeds of the sale of our Distributed Products business.

        On May 2, 2005, we acquired all of the stock of DiOP, a manufacturer of high-end thermal camera systems and lenses, for $55.2 million in cash plus $1.9 million of legal, audit and other acquisition related costs incurred in connection with the acquisition. The acquisition of DiOP brought us new, high-value technologies, leveraged our existing infrared and motion control technologies and provided us with a new base of customers. Further, the combination of DiOP and Axsys positioned us as a leading independent infrared lens manufacturer. At the time of the acquisition, DiOP employed approximately 120 people at its Salem, New Hampshire headquarters.

        In connection with the acquisition of DiOP, on May 2, 2005, we also entered into a $70.0 million revolving credit facility. The revolving credit facility consisted of a five-year term loan A in the amount of $20.0 million, a two-year term loan B in the amount of $35.0 million and a three-year revolving line of credit in the maximum amount of $15.0 million. Borrowings under the revolving credit facility provided a portion of the consideration used to acquire DiOP.

        Pursuant to the terms of the credit facility, we used a portion of the net proceeds from a 2005 public stock offering to repay all of the amounts outstanding under the term loan B. In addition to repaying term loan B, we also repaid in full the amount outstanding under the term loan A with a portion of the net proceeds of the stock offering.

        At December 31, 2007, there were no borrowings outstanding under the revolving credit facility; however, $2.4 million of the revolving credit facility was utilized for outstanding letters of credit.

Facilities

        During 2007, we sold our buildings located in Nashua, New Hampshire for $6.4 million and Cullman, Alabama for $3.7 million. Concurrent with the sales, we entered into 15-year operating leases. Each lease is renewable at our option for an additional five years. As part of the sale and leaseback, we have no continuing involvement aside from the lease agreement. The $1.4 million difference between the sales proceeds received (net of $511 thousand closing costs) and the book value of assets sold was deferred and is being amortized over the life of the initial lease terms.

        On April 26, 2006, we purchased a 78,000 square foot building and 10.5 acres of land in Nashua, New Hampshire for $4.0 million. This facility serves as a consolidated manufacturing facility that supports both of our reporting segments. The relocation and the closure of the two existing facilities was completed in the fourth quarter of 2006. During 2006, total pre-tax costs associated with the relocation and facilities' closures were approximately $0.3 million, with an additional $2.5 million of capital expenditures. These costs included equipment relocation, employee training and facility improvements. In addition, we recognized a $0.1 million in expense for the cancellation of the existing Salem facility lease.

Share-Based Compensation Expense

        Effective January 1, 2006, we were required to record the expense of share-based payment transactions pursuant to Statement of Financial Accounting Standards No. 123 (revised), "Share-Based Payment", or SFAS 123(R). Under the modified prospective method, we were not required to restate the prior year financial statements or include in the current year any expenses related to stock option grants vested as of December 31, 2005.

        During the first quarter of 2006, we reviewed our equity compensation program to determine the most appropriate equity award vehicles based on our objectives and new accounting and regulatory rules. Stock ownership guidelines, award types and award amounts were also reviewed to ensure market competitiveness. As a result of this review, we began granting a mix of restricted stock and stock options to all eligible employees and Directors. Prior to January 1, 2006, only stock option awards were granted. The impact of SFAS 123(R) on our operations is discussed in Note 8 of the consolidated financial statements.

Public Stock Offering

        On September 27, 2005, we issued and sold 3,450,000 shares of common stock at the public offering price of $18.00 per share. Gross proceeds from the stock offering were $62.1 million. After underwriting discounts and commissions, we received $57.6 million. We utilized $54.6 million to repay all of the amounts outstanding under our revolving credit facility, including accrued interest and fees, and $0.8 million to pay expenses related to the stock offering, and we used the remaining $2.2 million for working capital and general corporate purposes.

Significant Customers

        BAE Systems, an aerospace and defense systems suppliers, represented 15.8% of our net sales in 2007, 12.1% of our net sales in 2006 and 14.6% of our net sales in 2005. Raytheon Company, an aerospace and defense systems supplier, represented 10.9% of our net sales in 2007 and 12.3% of our net sales in 2005. While both BAE and Raytheon, who are prime contractors with the U.S. government, do constitute a significant portion of our business, we do not currently believe that these are at-risk businesses.

Backlog and Orders

        Axsys received new orders of $193.5 million in 2007, ending the year with record backlog of $140.2 million, of which 11.2% will be shipped beyond 12 months. Our backlog increased by $24.3 million, or 21%, compared to our ending backlog of $115.9 million as of December 31, 2006.

Results of Segment Operations

        The following tables and discussion set forth selected financial information from continuing operations on a segment basis for the years ended December 31, 2007, 2006 and 2005.

Imaging Systems Group
(table in thousands and as a percentage of sales)

	Years Ended December 31,
	2007		2006		2005
Sales	$124,160	100.0%	$106,427	100.0%	$95,548	100.0%
Gross profit	35,983	29.0%	32,114	30.2%	29,242	30.6%
Operating income	21,262	17.1%	17,856	16.8%	15,772	16.5%

Fiscal 2007 results versus fiscal 2006 results

        Sales in the Imaging Systems Group increased 16.7% for the year ended December 31, 2007 compared to 2006. The increase in sales was primarily due to our growing participation in large-scale programs such as the U.S. Army's thermal weapons sight program. In addition, we are continuing to experience additional revenue growth from our involvement in the development of next-generation targeting, navigation and surveillance systems used in the defense, space and homeland security markets. We believe that our participation in these growing worldwide markets will continue to increase and in turn drive our revenue growth within the Imaging Systems Group.

        Gross profit as a percent of sales for the year ended December 31, 2007 declined 1.2% when compared to 2006. The infrared lens business, which was acquired in recent years, continues to develop from its roots as a specialty design shop into a large scale manufacturer. This transformation has enabled us to participate in large military programs, which are competitive in nature and tend to carry lower margins than other programs within this reporting segment.

        Operating income increased $3.4 million for the year ended December 31, 2007 compared to 2006. The Imaging Systems Group was able to leverage its operating expenses and increase its operating margins year over year even with the gross margin pressures we experienced.

Fiscal 2006 results versus fiscal 2005 results

        Sales in the Imaging Systems Group increased 11.4% for the year ended December 31, 2006 compared to 2005. The growth in sales was primarily due to increased demand for our infrared product lines. Some of the increase was also due to a full year of revenues in 2006 from DiOP, which was acquired in May of 2005. In addition, we had organic growth in large military programs such as the Stryker assault vehicle during 2006. Increasing sales of our targeting and navigation products used within the aerospace and defense markets also contributed to overall revenue growth in 2006.

        Gross profit as a percent of sales for the year ended December 31, 2006 remained comparable to 2005. The higher sales volume during 2006 did not generate incremental margin as the recently acquired infrared business began its transformation into a large scale manufacturing facility and secured participation on a number of large military programs. In addition, increasing germanium costs impacted our profitability on firm-fixed price contracts.

        Operating income increased $2.1 million for the year ended December 31, 2006 compared to 2005 largely as a result of revenue growth and our ability to hold operating expenses relatively flat year over year.

Surveillance Systems Group
(table in thousands and as a percentage of sales)

	Years Ended December 31,
	2007		2006		2005
Sales	$47,461	100.0%	$23,501	100.0%	$13,118	100.0%
Gross profit	19,739	41.6%	8,781	37.4%	5,031	38.4%
Operating income	8,847	18.6%	3,048	13.0%	1,898	14.5%

Fiscal 2007 results versus fiscal 2006 results

        Sales in the Surveillance Systems Group increased 102.0% for the year ended December 31, 2007 compared to 2006. The increase in sales was in part due to the addition of a product line related to our acquisition of Cineflex, the gyrostabilized camera system. Gyrostabilized sales accounted for approximately 73% of the total sales increase in the Surveillance Group during 2007, while simultaneously increasing our participation within a growing commercial market. Increased revenues in 2007 were also attributable to strong organic growth among our infrared camera product lines. With the increasing threat of terrorism and the need for stronger border control around the world, the demand for our cameras will continue to grow.

        Gross profit as a percent of sales for the year ended December 31, 2007 increased 4.2% when compared to 2006. Our gyrostabilized camera system product lines are currently used exclusively in commercial applications, which generally carry higher margins than our military product lines.

        Operating income increased $5.8 million for the year ended December 31, 2007 compared to 2006 primarily as a result of higher sales volume and gross margin improvements, offset partially by additional operating expenses of $4.8 million associated with the operation of Cineflex, which was acquired in April of 2007.

Fiscal 2006 results versus fiscal 2005 results

        Sales in the Surveillance Systems Group increased 79.1% for the year ended December 31, 2006 compared to 2005. The growth in sales was primarily due to a full year of revenues in 2006 from the DiOP acquisition completed in 2005. Our increased participation in programs involving border surveillance, port threat detection and perimeter security also contributed to the increased revenues in 2006.

        Gross profit as a percent of sales for the year ended December 31, 2006 decreased by 1.0% when compared to 2005. This decrease was due to higher material costs associated with the lenses in our infrared camera products and an overall increase in facility and overhead costs necessary to support the growing business.

        Operating income increased $1.1 million for the year ended December 31, 2006 compared to 2005. Operating income benefited from revenue growth, which was partially offset by increased investment in research and development and sales and marketing efforts in order to foster future growth opportunities.

Operating Expenses
(table in thousands and as a percentage of sales)

	Years Ended December 31,
	2007		2006		2005
Selling, general and administrative expenses	$26,165	15.2%	$21,904	16.9%	$18,437	17.0%
Research, development and engineering expenses	6,293	3.7%	4,463	3.4%	3,766	3.5%

        Selling, general and administrative expenses.    Selling, general and administrative, or SG&A, spending during 2007 increased by 19.5% when compared to spending in 2006. The increase in spending was primarily due to the acquisition of Cineflex in April 2007, which added approximately $3.6 million of operating expense in 2007. We also increased spending over a number of expense categories such as compensation, commissions and marketing to support the overall growth of the business.

        SG&A spending during 2006 was 18.8% higher than spending during 2005. Several factors contributed to the increases. The adoption of SFAS 123(R) added $1.0 million of additional compensation expense in 2006. Additional costs associated with having DiOP for a full year compared to eight months in 2005 were estimated to be $1.0 million. We incurred $0.4 million of move-related expenses associated with the consolidation of two manufacturing facilities and an additional $1.3 million across several expense categories associated with the general growth of the business.

        Research, development and engineering expenses.    Research, development and engineering expenses in 2007 increased by $1.8 million and $2.5 million compared to 2006 and 2005, respectively. We continue to enhance existing products and develop new products to ensure competitiveness in the imaging market place.

Other Income and Expenses

        Interest expense.    Interest expense of $0.6 million in 2007 was due to borrowings under our revolving credit facility, which was used to fund a portion of the Cineflex acquisition. Interest expense declined to $80 thousand in 2006 compared to 2005 primarily due to lower overall borrowing under our revolving credit facility. Interest expense of $1.7 million in 2005 was due to $55 million in term loans incurred in conjunction with the acquisition of DiOP.

        Interest income.    Interest income was $0.3 million in the year ended December 31, 2007 and 2006 and $0.1 million in 2005. Interest income was primarily composed of income from cash and cash equivalents and short-term investments. The increase from 2005 was primarily due to overall higher interest rates on higher than average cash on hand.

        Loss on extinguishment of debt.    In conjunction with our prepayment of the principal and accrued interest on the $20.0 million term loan A and the $35.0 million term loan B during 2005, we incurred a charge of $0.5 million for the write off of loan origination fees and for the early termination of the related interest rate swap agreement.

        Other income and expense, net.    Net other expense in 2007 was $0.3 million compared to net other income of $19 thousand in 2006 and $13 thousand in 2005. Other income and expense were composed primarily of the gains and losses incurred as a result of foreign exchange gains and losses and the disposal of capital equipment.

        Income Taxes.    The effective income tax rate was 38.0% for the year ended December 31, 2007 compared to 37.0% in 2006 and 37.5% in 2005.

        Discontinued operations.    In 2007, we sold our Distributed Products business and recognized an after-tax gain of $1.7 million. We also recognized income after income taxes of $1.0 million in 2007 and 2006 and $1.2 in 2005 from our Distributed Products business. In addition, we incurred additional legal and consulting expenses in conjunction with the environmental clean-up of previously disposed discontinued operations.

        Net income.    We had net income of $16.8 million, or $1.51 per diluted share, in 2007, net income of $10.3 million, or $0.94 per diluted share, in 2006 and net income of $7.3 million, or $0.88 per diluted share, in 2005. In addition, we issued 3,450,000 shares of common stock through a public stock offering in September 2005, which impacted earnings per share.

Liquidity and Capital Resources

        Axsys' strategy to enhance stockholder value is dependent on our ability to take advantage of both internal and external business opportunities as they arise. Maximizing the utilization of our cash resources is crucial to the successful execution of our strategy. During 2007, we took several key steps in support of our strategy. On April 10, 2007, we amended our credit agreement to increase our revolving line of credit from $15.0 million to $40.0 million. During the second quarter of 2007, we also completed the sale-leaseback of our Nashua, New Hampshire and Cullman, Alabama facilities, which generated net proceeds of $9.6 million. On November 30, 2007, we sold our Distributed Products business, which generated $14.7 million in cash. In addition, we have also continued to focus on profitability and working capital management to increase cash flow from operations. We have already begun to invest in new growth opportunities, including the acquisition of Cineflex and increased spending on research and development and capital equipment that is critical to increased production capacity.

        On April 13, 2007, in connection with the acquisition of Cineflex, we borrowed $25.0 million under our revolving credit facility to fund a portion of the purchase price. We have repaid the entire $25.0 million of the borrowings, leaving no borrowings outstanding at December 31, 2007. While the borrowings were outstanding, we paid a weighted-average interest rate of 6.42% on these borrowings. Our revolving credit facility remains available through May 2012, subject to optional prepayment in accordance with its terms. We may elect to have any borrowing under the revolving credit facility bear interest either at the bank's prime rate or the LIBOR rate plus a margin of 100 to 200 basis points, depending on our consolidated funded debt-to-consolidated EBITDA ratio. We have the option of selecting the 1-month, 2-month, 3-month or 6-month LIBOR rate. Up to $3.0 million of the revolving credit facility may be utilized to issue letters of credit. As of December 31, 2007, $2.4 million of the revolving credit facility was utilized for outstanding letters of credit. Our credit facility requires us to maintain compliance with certain covenants, including covenants regarding minimum EBITDA, a minimum fixed charge coverage ratio and a maximum leverage ratio. As of December 31, 2007, we were in compliance with all covenants required under our credit facility. Amounts borrowed under the credit facility were secured by a lien on all our assets and the assets of our subsidiaries, as well as a pledge of the stcok of our subsidiaries.

        With our existing cash balance, anticipated cash flows from operations and available borrowings under our revolving credit facility, management believes that Axsys has sufficient liquidity to finance its operations, capital expenditures and working capital requirements for the foreseeable future, including at least the next twelve months.

Operating Activities

        Our net income for 2007 was $16.8 million, which included $4.5 million of depreciation and amortization, $1.2 million of share-based compensation expense and $0.4 million of other non-cash items. In addition, net income includes income from our discontinued operations, net of tax, of $2.7 million, which included a net gain on the sale of our Distributed Products business of $1.7 million.

        In 2007, we utilized $4.7 million of cash to fund changes in our operating assets and liabilities from continuing operations. This increase was driven by the utilization of $13.6 million of cash to fund an increase in our inventories, which was needed to support growth from our new gimbal product line and long lead-time orders within our Imaging Systems Group. In addition, we utilized $0.5 million to fund a decrease in accrued liabilities related to a reduction in excess billings over costs associated with some projects accounted for under the percentage-of-completion method partically offset by additional compensation-related expenses. We also used $0.5 million of cash to fund changes in other assets and other liabilities primarily due to purchase of demonstration equipment used in our Surveillance System Group. These uses of cash were partially offset by a $6.1 million increase in deferred revenues caused by growth within our Surveillance Systems Group. In addition, a $3.2 million decrease in accounts receivable was primarily the result of improved collection efforts and cash in advance of sales within the Surveillance Systems Group. The $0.6 million increase in accounts payable was primarily related to increased inventory levels.

        During 2007, cash provided by discontinued operations totaled $2.2 million consisting of cash generated from our Distributed Products business during the eleven months of ownership in 2007 and cash used for environmental clean-up activities at various formerly owned sites.

        Our net income for 2006 was $10.3 million, which included $4.3 million of depreciation and amortization, $1.0 million of share-based compensation expense, a $0.9 million decrease in our net deferred income tax asset and $0.1 million of other non-cash items. In addition, net income includes $1.0 million of income from our discontinued operations, net of tax.

        In 2006, we utilized $2.7 million of cash to fund changes in our operating assets and liabilities from continuing operations. We utilized $1.7 million of cash to fund an increase in accounts receivable primarily as a result of increased sales volume. We used $5.0 million of cash to fund an increase in our inventories, which resulted from long lead-time orders and increased sales, which was partially offset by the timing of vendor invoices and payments resulting in a $3.3 million increase to accounts payable and accrued liabilities. Accrued liabilities increased an additional $2.8 million as a result of higher excess of billings over costs of $1.8 million associated with percentage-of-completion accounting and additional compensation-related expenses of $1.0 million. Accrued liabilities decreased during 2006 by $0.8 million as a result of lower income tax payable, warranty reserves, accrued professional fees and other miscellaneous accruals. Additional cash outflows of $1.0 million were for the reduction of deferred income as we completed some long lead-time orders.

        During 2006, cash used by discontinued operations totaled $0.1 million consisting of cash used by our Distributed Products business during 2006 and cash used for environmental clean-up activities at various formerly owned sites.

        Our net income for 2005 was $7.3 million, which primarily included $3.8 million of depreciation and amortization and $1.4 million decrease in our net deferred income tax asset. In addition, income from our discontinued operations, net of tax, was $1.0 million.

        In 2005, we utilized $4.4 million of cash to fund changes in our operating assets and liabilities from continuing operations. We used $2.5 million of cash to fund an increase in our inventories, which resulted from long lead-time orders and increased sales. We also utilized $1.1 million of cash to fund an increase in accounts receivable primarily as a result of unbilled receivables generated by service contracts and excess of cost over billings on percentage-of-completion accounting. Additional cash outflows of $0.8 million were primarily for the utilization of loss contract reserves, legal and consulting costs associated with environmental activities and the reduction of deferred income as we completed some long lead-time orders.

        During 2005, cash provided by discontinued operations totaled $0.3 million. This consists of cash generated from our Distributed Products business in 2005 and cash used for environmental clean-up activities at various formerly owned sites.

Investing Activities

        Net cash used in investing activities from continuing operations was $25.9 million in 2007, $13.8 million in 2006 and $60.4 million in 2005. During 2007, we utilized $27.0 million of cash to purchase the assets of Cineflex. We received $9.6 million in proceeds from the sale of the manufacturing facilities in Nashua, New Hampshire and Cullman, Alabama as part of sale-leaseback transactions. We utilized $7.2 million of cash for capital expenditures primarily for the purchase of production and testing equipment and Enterprise Management software. We also utilized $1.2 million of cash for the final Telic earn-out payment. Net cash provided by investing activities from discontinued operation was $14.7 million in 2007 and included net cash proceeds from the sale of our Distributed Products business partially offset by purchases of capital equipment by our Distributed Products business during 2007.

        During 2006, we utilized $4.0 million of cash to purchase a new facility in New Hampshire and invested an additional $2.0 million in capital improvements for the new facility. Additional capital expenditures of $5.1 million in 2006 were primarily for manufacturing machinery and equipment used to support sales growth. We also utilized $2.8 million of cash in 2006 for the Telic earn-out payment. Net cash used in investing activities from discontinued operations represented $0.1 million of capital expenditures during 2006.

        During 2005, we utilized $57.1 million to acquire DiOP. Capital expenditures were $3.3 million during 2005 primarily for manufacturing machinery. Net cash used in investing activities from discontinued operations represented $0.2 million of capital expenditures during 2005.

Financing Activities

        Financing activities provided $2.8 million of cash in 2007, $0.2 million in 2006 and $54.1 million in 2005. During 2007 and 2006, we borrowed and subsequently repaid $25.0 million and $8.0 million, respectively, under our revolving credit facility. We also received $1.5 million in 2007, $0.1 million in 2006 and $1.3 million in 2005 in proceeds from the exercise of stock options and recorded a tax benefit of $1.5 million in 2007 related to the exercise of stock options. During 2005, we borrowed $55.0 million under our revolving credit facility to purchase DiOP and paid off $4.4 million of financing related to the acquisition of Telic in April 2004. In addition, we completed a public stock offering of 3,450,000 shares of common stock, which generated net proceeds of $57.6 million during the third quarter of 2005. In 2005, we made a $1.0 million principal payment and utilized a portion of the net proceeds from the public stock offering to prepay the remaining $54.0 million outstanding under our revolving credit facility and paid off the remaining $0.5 million of capital lease obligations. Net cash provided in financing activities from discontinued operations primarily represents proceeds from the exercise of stock options and tax benefits related to the exercise of non-qualified stock options.

        Stockholders' equity was $152.1 million, or $14.03 per common share issued, at December 31, 2007 compared to $131.2 million, or $12.33 per common share issued, at December 31, 2006. The increase in stockholders' equity was due primarily to net income of $16.8 million. Most of the remaining increase in stockholders' equity was related to share-based compensation and the exercise of stock options.

Off-Balance Sheet Arrangements

        As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2007, we are not involved in any special-purpose entities.

Contracts and Commitments

        We have entered into certain contractual obligations that will result in material cash outlays over the next several years. A summary of our contractual obligations and commitments for capital leases, minimum lease payment obligations under non-cancelable operating leases and other obligations as of December 31, 2007 are as follows (in thousands):

	PAYMENTS DUE BY PERIOD
CONTRACTUAL OBLIGATIONS	TOTAL	LESS THAN 1 YEAR	1 to 3 YEARS	3 to 5 YEARS	AFTER 5 YEARS
Operating leases	$16,580	$2,182	$3,725	$2,467	$8,206
Purchase obligations	4,028	3,981	47	—	—
Other long-term obligations	1,871	734	655	257	225

Total	$22,479	$6,897	$4,427	$2,724	$8,431

        As of December 31, 2007, we had operating lease commitments for all of our facilities. In addition, our operating lease commitments included leases on some office equipment.

        As of December 31, 2007, we had various purchase obligations, which include uninvoiced inventory receipts, capital equipment commitments, long-distance phone service and other commitments.

        Incorporated in other long-term obligations are commitments related to environmental remediation plans and employee benefit obligations.

        We are involved in various stages of investigation and cleanup related to environmental remediation matters at three sites, which include one site that is in the final stage of monitoring. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of December 31, 2007, we determined that it was probable that we would incur approximately $0.8 million of remediation and monitoring costs, of which $0.1 million is included in current liabilities and $0.7 million is in other long-term liabilities.

        As of December 31, 2007, we were contingently liable for $2.4 million under outstanding letters of credit. We have issued letters of credit for certain business transactions including insurance programs and a letter of credit in lieu of escrow account on our recently divested Distributed Products business.

        As of December 31, 2007, we had one pension plan for which benefits and participation have been frozen. Pension benefits under this plan are generally based upon years of service and compensation. The plan is an unfunded plan with an annual payout of approximately $0.1 million.

        During 2007, we sold our buildings located in Nashua, New Hampshire and Cullman, Alabama. Concurrent with the sale, we entered into 15-year operating leases with the buyer.

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

Critical Accounting Policies

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to inventory valuation and the adequacy of allowance for doubtful accounts, long-term loss contract reserves and environmental contingencies. Actual amounts could differ significantly from these estimates.

        Revenue recognition.    We manufacture or distribute products that are sold to end-users, equipment integrators and OEMs. Some of our contracts are subject to customer acceptance and generally the customer will inspect and accept the product at our facility prior to shipment. Generally, legal title passes to the customer upon shipment. However, occasionally product is shipped FOB destination. When the product is shipped FOB destination, revenues are not recognized until the customer receives the product.

        Our policy is to recognize revenues when a product is either shipped to or received by the customer based on the terms of the specific sale. However, certain long-term contracts are accounted for under the percentage-of-completion method. Revenues and estimated gross profit are recognized as work is performed based on the percentage that incurred costs bear to estimated total costs. Cost estimates include direct and indirect costs such as labor, materials and overhead. These contracts require judgment relative to assessing risks, estimating, and making assumptions for schedule and technical issues. Contract changes are included when the costs can be reasonably estimated. We may receive progress payments that exceed costs incurred on these long-term contracts. Such advances are recognized as billings in excess of costs and are included in accrued expenses and other current liabilities on our consolidated balance sheets.

        Deferred income results from advance payments from our customers on both military and commercial contracts as well as advance billings to our customers for the cost of beryllium, known as material only billings. These advance payments and material only billings are deferred and subsequently recognized as revenue only when the associated finished product is shipped.

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

        Allowance for doubtful accounts.    We periodically review the aging of our accounts receivable over 90 days to identify potentially uncollectible accounts and establish an allowance based on experience and discussion with customers. Historically, our estimated allowance has approximated actual write-offs. However, actual write-offs could differ from our allowance for doubtful accounts. If circumstances change (for example, higher than expected defaults or an unexpected material adverse change in a customer's ability to meet its financial obligations), our estimates of recoverability of amounts due to us could be reduced by a material amount. Accounts receivable are written off only when all reasonable collection efforts are exhausted.

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

        We review goodwill and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, and also review goodwill annually in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, or SFAS 142. SFAS 142 requires that goodwill be tested, at a minimum, annually for each reporting unit. We estimate the fair value of a reporting unit using a discounted cash flow valuation approach, which is dependent on estimates for future operating results, working capital changes, and capital expenditures, as well as expected growth rates for cash flows and long-term interest rates. A decline in future operating results or a change in our discount rate in the future could result in a change in the estimated fair value of a reporting unit and result in an impairment charge to goodwill, which could have a material adverse effect on our business, financial condition and results of operations.

        Environmental contingencies.    We are currently involved in two environmental remediation projects and one site that is in the final stage of monitoring all of which relates to discontinued operations. We accrue for environmental contingencies when (1) responsibility for cleanup is determined and (2) costs are probable and can be reasonably estimated. When costs are not probable and cannot be reasonably estimated, no accrual is made. We have accrued our estimate of the probable costs for the resolution of these claims. These estimates have been developed in consultation with outside environmental consultants handling these matters and are based upon an analysis of the anticipated remediation plans. We do not anticipate these projects will have a material adverse effect on our consolidated financial position. Although our estimates to date have proven to be accurate, it is possible that future results of operations could be materially affected by changes in our assumptions.

        Self-insurance.    We are self-insured for certain losses related to general liability, workers' compensation and medical claims. Our liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. The estimated liability is established based on an analysis of historical data and is reviewed by management on a quarterly basis to ensure that the liability is appropriate. While we believe that our estimates are reasonable based on the information currently available, if actual trends, including the severity and frequency of claims, medical cost inflation or fluctuations in premiums, differ from our estimates, our results from operations could be impacted.

        Share-based compensation.    We elected to use a Black-Scholes-Merton option-pricing model to value stock options that were granted subsequent to our adoption of SFAS No. 123(R). The model includes various assumptions including expected life, expected volatility, expected dividend yield and risk-free interest rates. The assumptions are based on historical information regarding grants, exercises and cancellations. We believe each assumption used in the valuation is reasonable because it takes into account the experience of the plan and reasonable expectations. The assumptions, however, involve inherent uncertainties based on market conditions generally outside the control of Axsys. As a result, if other assumptions had been used, stock-based compensation expense could have varied.

        Accounting for income taxes.    As part of the process of preparing the consolidated financial statements, we estimate the income taxes in each jurisdiction in which we operate. This process involves estimating the actual current tax liabilities together with assessing temporary differences resulting from the differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We then assess the likelihood that the deferred tax assets will be recovered, and to the extent that we believe that recovery is not more than likely, we establish a valuation allowance. If a valuation allowance is established or increased during any period, we include this amount as an expense within the tax provision in our consolidated statements of operations. Significant judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recognized against net deferred assets. The valuation allowance is based on our estimates of the taxable income in the jurisdictions in which we operate and the period over which the deferred tax assets will be recoverable. In the event that actual results differ from these estimates or management adjusts these estimates in future periods, we may need to establish an additional valuation allowance, which could materially impact our results of operations.

        Axsys recognizes potential liabilities and records tax liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on its estimate of whether, and the extent to which, additional taxes will be due. We adopted FIN 48 on January 1, 2007 and use this guidance to record these liabilities (refer to Note 10 for additional information). Axsys adjusts these liabilities in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. If our estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary.

Recently Issued Accounting Standards

        In September 2006, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 157, "Fair Value Measurements," ("SFAS 157"). This statement is effective as of the beginning of our fiscal 2008. SFAS 157 provides a common fair value hierarchy for companies to follow in determining fair value measurements in the preparation of financial statements and expands disclosure requirements relating to how fair value measurements were developed. SFAS 157 clarifies the principal that fair value should be based on the assumptions that the marketplace would use when pricing an asset or liability, rather than company specific data. The Company is currently assessing the impact that SFAS 157 will have on its results of operations and financial position.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Liabilities, Including an amendment of FASB Statement No. 115" ("SFAS 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective as of the beginning of our fiscal 2008. The Company is currently assessing the impact that SFAS 159 will have on its results of operations and financial position.

        In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS 141(R)"), and SFAS No. 160, "Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS 160"). These new standards will significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements.

        In comparison to current practice in U.S. generally accepted accounting principles, the most significant changes to business combination accounting pursuant to SFAS 141(R) include requirements to:

  •
  Recognize, with certain exceptions, 100 percent of the fair values of assets acquired, liabilities assumed, and noncontrolling interests in acquisitions of less than a 100 percent controlling interest when the acquisition constitutes a change in control of the acquired entity.

  •
  Measure acquirer shares issued in consideration for a business combination at fair value on the acquisition date.

  •
  Recognize contingent consideration arrangements at their acquisition-date fair values, with subsequent changes in fair value generally reflected in earnings.

  •
  With certain exceptions, recognize preacquisition loss and gain contingencies at their acquisition-date fair values.

  •
  Capitalize in-process research and development assets acquired.

  •
  Expense, as incurred, acquisition-related transaction costs.

  •
  Capitalize acquisition-related restructuring costs only if the criteria in SFAS 146 are met as of the acquisition date.

  •
  Recognize changes that result from a business combination transaction in an acquirer's existing income tax valuation allowances and tax uncertainty accruals as adjustments to income tax expense.

        The premise of SFAS 160 is based on the economic entity concept of consolidated financial statements. Under the economic entity concept, all residual economic interest holders in an entity have an equity interest in the consolidated entity, even if the residual interest is relative to only a portion of the entity (i.e., a residual interest in a subsidiary). Therefore, SFAS 160 requires that a noncontrolling interest in a consolidated subsidiary be displayed in the consolidated statement of financial position as a separate component of equity because the noncontrolling interests meet the definition of equity of the consolidated entity.

        SFAS 141(R) is required to be adopted concurrently with SFAS 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. The Company is currently assessing the impact that SFAS 111 will have on its results of operations and financial position.

Cautionary Factors That May Affect Future Results

        This annual report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act, including, without limitation, statements regarding our ability to reduce design and manufacturing lead times and manufacturing costs, our ability to integrate existing technologies, our ability to implement our strategy to develop and sell, among other things, higher level sub-systems, the changes to be achieved from our cost reduction efforts, our objective to grow through strategic acquisitions and anticipated expenditures for environmental remediation. One can identify these forward-looking statements by the use of the words such as "expect," "anticipate," "plan," "may," "will," "estimate" or other similar expressions. Discussion containing such forward-looking statements is found in the material set forth under "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as within the annual report generally. One should understand that many factors could cause actual results to differ materially from those expressed or implied in the forward-looking statements. These factors include those discussed below as well as inaccurate assumptions. We caution the reader that this list of factors may not be exhaustive. Because these forward-looking statements involve risks and uncertainties, you should be aware that there are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by these forward-looking statements including, but not limited to:

  •
  our dependence on sales to the U.S. federal government, BAE Systems and Raytheon;

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

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Axsys' market risk sensitive instruments do not subject it to material risk exposures. On April 13, 2007, in connection with the acquisition of Cineflex, we borrowed $25.0 million under our revolving credit facility to fund a portion of the purchase price. We have repaid the entire $25.0 million of the advance, leaving no borrowings outstanding at December 31, 2007. We paid a weighted-average interest rate of 6.42% on these borrowings. Our revolving credit facility remains available through May 2012, subject to optional prepayment in accordance with its terms. We may elect to have any borrowing under the revolving credit facility bear interest either at the bank's prime rate or the LIBOR rate plus a margin of 100 to 200 basis points, depending on our consolidated funded debt-to-consolidated EBITDA ratio. We have the option of selecting the 1-month, 2-month, 3-month or 6-month LIBOR rate. Up to $3.0 million of the revolving credit facility may be utilized to issue letters of credit. As of December 31, 2007, $2.4 million of the revolving credit facility was also utilized for outstanding letters of credit. Amounts borrowed under the credit facility we secured by a lein on all of our assets and the assets of our subsidiaries, including a pledge of the stock of all of our subsidiaries.

        In September 2007, we signed a multi-year, fixed-price, Euro-denominated sales contract valued at €4.0 million. We began reporting revenue on this contract in the fourth quarter of 2007, based on the percentage of completion accounting method. We anticipate receiving Euro cash payments under this contract between April 2008 and April 2010. This contract exposes us to foreign currency fluctuations, which could adversely impact the revenues and cash flows under this contract. To mitigate this risk we entered into foreign currency forward contracts, which currently qualify for hedge accounting treatment. Related gains and losses on these contracts, to the extent they are effective hedges, are recognized in income at the same time the hedged transaction is recognized or when the hedged asset or liability is adjusted. To the extent the hedges are ineffective, gains and losses on the contracts are recognized in the current period. At December 31, 2007, the fair values of the forward exchange contracts outstanding, as well as the amounts of gains and losses recorded during the year then ended, were not material.

        We evaluated the credit quality of the counterparty to this derivative transaction and determined that the counterparty had only minimal credit risk. We periodically monitor changes to the credit quality of the counterparty. We do not hold or issue derivative financial instruments for trading or speculative purposes.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Axsys' consolidated financial statements, together with the Report of Independent Registered Public Accounting Firm thereon dated February 18, 2008, are included in this annual report and listed in the index to financial information on page F-1.

        The selected quarterly information required by this item is included under the caption "Selected Quarterly Financial Data (Unaudited)" in Note 18 to the consolidated financial statements included in this annual report.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

Item 9A.    CONTROLS AND PROCEDURES

Management's Responsibility for Financial Statements

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

        Our principal executive officer and principal financial officer have concluded, based on their review, that Axsys' disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), were, as of the end of the period covered by this annual report, effective to ensure that information required to be disclosed by Axsys in reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Management's Report on Internal Control over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting, as is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of its management, including its principal executive and principle financial officers, Axsys has conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. The evaluation included a review of the documentation of controls, evaluation of the design effectiveness of controls, and testing of the operating effectiveness of controls.

        Based on this evaluation, management has concluded that as of December 31, 2007, Axsys did not have any material weaknesses in its internal control over financial reporting and its internal control over financial reporting was effective. The effectiveness of Axsys' internal control over financial reporting on December 31, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included below in this annual report.

Changes in Internal Control over Financial Reporting

        No change to Axsys' internal control over financial reporting occurred during the fourth quarter of 2007 that has materially affected, or is reasonably likely to materially affect, Axsys' internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Axsys Technologies, Inc.

        We have audited Axsys Technologies Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Axsys Technologies Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Axsys Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Axsys Technologies, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2007 of Axsys Technologies, Inc. and our report dated February 18, 2008 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Hartford, Connecticut
February 18, 2008

Item 9B.    OTHER INFORMATION

        None.

PART III

        The information required by items 10, 11, 12, 13 and 14 of Part III, other than the disclosure regarding the adoption of our Code of Ethics as required by Item 406(a) of Regulation S-K and the table required by Item 201(d) of Regulation S-K, is incorporated by reference to Axsys' definitive proxy statement for its 2008 Annual Meeting of Stockholders, or 2008 Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days following the end of Axsys' fiscal year ended December 31, 2007. If such proxy statement is not so filed, that information will be filed as an amendment to this Form 10-K within 120 days following the end of Axsys' fiscal year ended December 31, 2007.

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Except for the information concerning our Code of Ethics, the information required by this item is incorporated by reference from our 2008 Proxy Statement.

Code of Ethics

        Axsys adopted a code of ethics applicable to our Chief Executive Officer and Chief Financial Officer, which is a "code of ethics" as defined by applicable rules of the Securities and Exchange Commission. This code of ethics is publicly available on our website, www.axsys.com. The information on our website is not part of this annual report. If we make any amendments to this code of ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of this code of ethics to our Chief Executive Officer or Chief Financial Officer, we will disclose the nature of the amendment or waiver, the effective date and to whom it applies in a report on Form 8-K filed with the Securities and Exchange Commission.

Item 11.    EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference from our 2008 Proxy Statement.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Except for the information concerning equity compensation plans, the information required by this item is incorporated by reference from our 2008 Proxy Statement under the caption, "Securities Ownership of Directors and Officers." The following table gives information about our equity securities that may be issued under equity compensation plans as of December 31, 2007. Those securities are shares of common stock that can be issued under our existing Long-Term Stock Incentive Plan.

Equity Compensation Plan Information

Plan category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares of common stock remaining available for further issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	772,241	$12.87	505,049
Equity compensation plans not approved by security holders	—	—	—

Total	772,241	$12.87	505,049

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this item is incorporated by reference from our 2008 Proxy Statement.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item is incorporated by reference from our 2008 Proxy Statement.

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

        See accompanying index to consolidated financial statements and schedule on page F-1 of this annual report.

(a)(2) Financial Statement Schedule

        See accompanying index to consolidated financial statements and schedule on page F-1 of this annual report.

(a)(3) Exhibits

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Axsys (filed as Exhibit 3(4) to Axsys' Amendment No. 2 to Registration Statement on Form S-1, dated October 17, 1997 (Registration No. 333-36027) (the "Form S-1") and incorporated herein by reference).
3.2	By-Laws of Axsys (filed as Exhibit 2 to Axsys' Form 8-A dated August 8, 1991 (File No. 000-16182) and incorporated herein by reference).
10.1	Form of Incentive Stock Option Agreement, dated as of September 30, 1991 (filed as Exhibit 10(17) to Axsys' Annual Report on Form 10-K for the fiscal year ended December 30, 1991 (File No. 000-16182) and incorporated herein by reference).*

10.2	Amended and Restated Severance Protection Agreement between Axsys and Stephen W. Bershad dated as of June 9, 2005 (filed as Exhibit 10.4 to Axsys' Form 10-Q, filed April 25, 2007 (File No. 000-16182) and incorporated herein by reference).*
10.3	Employment Agreement, dated as of October 12, 2000, between Axsys and Stephen W. Bershad (filed as Exhibit 10(27) to Axsys' Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 000-16182) and incorporated herein by reference). *
10.4	Form of Indemnification Agreement for all Directors and Officers of Axsys (filed as Exhibit 10(17) to Axsys' Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 000-16182) and incorporated herein by reference).*
10.5	Letter Agreement between David A. Almeida and Axsys dated as of November 14, 2001 (filed as Exhibit 10(18) to Axsys' Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 000-16182) and incorporated herein by reference). *
10.6	Severance Protection Agreement between Axsys and David A. Almeida dated as of June, 9 2005 (filed as Exhibit 10.5 to Axsys' Form 10-Q, filed April 25, 2007 (File No. 000-16182) and incorporated herein by reference).*
10.7	Severance Protection Agreement between Axsys and Scott B. Conner dated as of June 9, 2005 (filed as Exhibit 10.6 to Form 10-Q, filed April 25, 2007 (File No. 000-16182) and incorporated herein by reference).*
10.8	Summary of Management Incentive Plan (filed as Exhibit 10.10 to Axsys' Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-16182) and incorporated herein by reference).*
10.9	Purchase and Sale Agreement dated February 15, 2006 (filed as Exhibit 99.1 to Axsys' Form 8-K, filed on February 16, 2006 (File No. 000-16182) and incorporated herein by reference).
10.10	Credit Agreement, dated May 2, 2005, by and among Axsys, its subsidiaries and Fleet National Bank (filed as Exhibit 10.1 to Axsys' Form 10-Q, filed July 26, 2005 (File No. 000-16182) and incorporated herein by reference).
10.11	Purchase and Sale Agreement dated March 15, 2007 (Nashua, New Hampshire building) (filed as Exhibit 10.1 to Axsys' Form 10-Q, filed April 25, 2007 (File No. 000-16182) and incorporated herein by reference).
10.12	Purchase and Sale Agreement dated March 15, 2007 (Cullman, Alabama building) (filed as Exhibit 10.2 to Axsys' Form 10-Q, filed April 25, 2007 (File No. 000-16182) and incorporated herein by reference).
10.13	Amended and Restated Long-Term Stock Incentive Plan (filed as Exhibit 10.1 to Axsys' Form 8-K, filed May 14, 2007 (File No. 000-16182) and incorporated herein by reference).
10.14	Master Affirmation, dated April 10, 2007, to the Credit Agreement by and among Axsys Technologies, Inc. and its subsidiaries and Bank of America (filed as Exhibit 10.2 to Axsys' Form 10-Q, filed July 25, 2007 (File No. 000-16182) and incorporated herein by reference).
10.15	Asset Purchase Agreement, dated April 13, 2007, by and among Axsys Technologies, Inc. and Cineflex, LLC and parties thereto (filed as Exhibit 10.3 to Axsys' Form 10-Q, filed July 25, 2007 (File No. 000-16182) and incorporated herein by reference).

10.16	Letter Agreement between Stephen W. Bershad and Axsys Technologies, Inc. extending the term of the initial period of Mr. Bershad's Employment Agreement (filed as Exhibit 10.1 to Axsys' Form 10-Q, filed October 24, 2007 (File No. 000-16182) and incorporated herein by reference).
10.17	Asset Purchase Agreement, dated November 30, 2007, by and among Axsys Technologies, Inc. and AST Bearings, LLC (filed as Exhibit 2.1(1) to Axsys' Form 8-K, filed December 6, 2007 (File No. 000-16182) and incorporated herein by reference).
21	Subsidiaries of the Registrant
23	Consent of Ernst & Young LLP
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Chief Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350—Chief Executive Officer
32.2	Certification pursuant to 18 U.S.C. Section 1350—Chief Financial Officer

*
Indicates management contracts or compensatory plans or arrangements.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 19, 2008	AXSYS TECHNOLOGIES, INC. (Registrant)
	By:	/s/ STEPHEN W. BERSHAD Stephen W. Bershad Chairman of the Board of Directors and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated this the 19th day of February 2008.

/s/ STEPHEN W. BERSHAD Stephen W. Bershad	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)
DAVID A. ALMEIDA David A. Almeida	Executive Vice President, Chief Financial Officer, Treasurer (Principal Financial and Accounting Officer)
/s/ ANTHONY J. FIORELLI, JR. Anthony J. Fiorelli, Jr.	Director
/s/ ELIOT M. FRIED Eliot M. Fried	Director
/s/ RICHARD F. HAMM, JR. Richard F. Hamm, Jr.	Director
/s/ ROBERT G. STEVENS Robert G. Stevens	Director

ANNUAL REPORT ON FORM 10-K

ITEM 8, ITEM 15(a)(1) and (2)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2007

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Axsys Technologies, Inc.

        We have audited the accompanying consolidated balance sheets of Axsys Technologies, Inc., as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Axsys Technologies, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, Axsys Technologies, Inc. adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, and effective January 1, 2007 adopted Financial Accounting Standards Board Interpretation 48, Accounting for Uncertainty in Income Taxes.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Axsys Technologies, Inc's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2008, expressed an unqualified opinion thereon.

ERNST & YOUNG LLP
Hartford, Connecticut February 18, 2008

AXSYS TECHNOLOGIES, INC.

Consolidated Balance Sheets

(Dollars in thousands, except share and per share data)

	December 31,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,304	$6,044
Accounts receivable, net	14,140	17,298
Inventories, net	52,362	35,853
Assets held-for-sale	—	15,764
Income taxes—deferred	3,923	2,405
Prepaid expenses	1,047	829
Other current assets	491	368

TOTAL CURRENT ASSETS	87,267	78,561

PROPERTY, PLANT AND EQUIPMENT, net	17,876	22,393
INTANGIBLE ASSETS, net	12,286	9,507
GOODWILL	85,620	60,791
OTHER ASSETS	1,634	1,093

TOTAL ASSETS	$204,683	$172,345

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,325	$7,550
Accrued expenses and other current liabilities	21,650	18,218
Deferred income	12,742	6,088
Liabilities held-for-sale	—	3,430

TOTAL CURRENT LIABILITIES	43,717	35,286
OTHER LONG-TERM LIABILITIES	8,836	5,871
COMMITMENTS AND CONTINGENCIES (Note 12)
SHAREHOLDERS' EQUITY:
Common stock, $.01 par value: authorized 30,000,000 shares, issued 10,842,580 shares at December 31, 2007 and 10,643,934 shares at December 31, 2006	108	106
Capital in excess of par	104,674	99,111
Accumulated other comprehensive income	(81)	—
Retained earnings	47,816	31,977
Treasury stock, at cost: 9,419 shares at December 31, 2007 and 572 shares at December 31, 2006	(387)	(6)

TOTAL SHAREHOLDERS' EQUITY	152,130	131,188

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$204,683	$172,345

See accompanying notes to consolidated financial statements.

AXSYS TECHNOLOGIES, INC.

Consolidated Statements of Operations

(Dollars in thousands, except share and per share data)

	Years Ended December 31,
	2007	2006	2005
Sales	$171,621	$129,928	$108,666
Cost of sales	115,899	89,033	74,393

Gross profit	55,722	40,895	34,273
Selling, general and administrative expenses	26,165	21,904	18,437
Research, development and engineering expenses	6,293	4,463	3,766

OPERATING INCOME	23,264	14,528	12,070
Interest expense	(566)	(80)	(1,684)
Interest income	298	286	153
Loss on extinguishment of debt	—	—	(480)
Other (expense) income, net	(250)	19	13

Income from continuing operations before income taxes	22,746	14,753	10,072
Provision for income taxes	8,639	5,462	3,778

INCOME FROM CONTINUING OPERATIONS	14,107	9,291	6,294
Discontinued operations (Note 13):
Income from discontinued operations (including gain on disposal of $1,722 in 2007), net of tax expense of $2,145 in 2007, $578 in 2006 and $618 in 2005	2,671	974	1,029

NET INCOME	$16,778	$10,265	$7,323

BASIC EARNINGS PER SHARE:
Continuing operations	$1.32	$0.88	$0.78
Discontinued operations	0.25	0.09	0.13

Total	$1.57	$0.97	$0.91

Weighted-average basic common shares outstanding	10,711,277	10,628,647	8,006,029
DILUTED EARNINGS PER SHARE:
Continuing operations	$1.27	$0.85	$0.75
Discontinued operations	0.24	0.09	0.13

Total	$1.51	$0.94	$0.88

Weighted-average diluted common shares outstanding	11,097,399	10,888,494	8,355,400

See accompanying notes to consolidated financial statements.

AXSYS TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Years Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,778	$10,265	$7,323
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of tax	(2,671)	(974)	(1,029)
Depreciation	3,452	3,310	2,962
Amortization of intangibles	1,066	954	816
Deferred income taxes	(30)	930	1,427
Share-based compensation expense	1,194	996	—
Other, net	408	101	69
Changes in operating assets and liabilities:
Accounts receivable	3,158	(1,675)	(1,090)
Inventories	(13,616)	(5,045)	(2,523)
Other current assets and other assets	(264)	(177)	(257)
Accounts payable	598	1,746	(199)
Accrued expenses and other liabilities	(500)	3,529	879
Deferred income	6,111	(956)	(481)
Long-term liabilities	(216)	(158)	(734)

Net cash provided by (used in):
Continuing operations	15,468	12,846	7,163
Discontinued operations	2,229	(127)	348

NET CASH PROVIDED BY OPERATING ACTIVITIES	17,697	12,719	7,511

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(7,243)	(11,097)	(3,268)
Acquisitions, net of cash acquired	(27,042)	—	(57,138)
Purchase of Telic—earn-out payment	(1,183)	(2,817)	—
Proceeds from disposal of property, plant and equipment, net	9,589	93	—

Net cash provided by (used in) investing activities:
Continuing operations	(25,879)	(13,821)	(60,406)
Discontinued operations	14,643	(132)	(171)

NET CASH USED IN INVESTING ACTIVITIES	(11,236)	(13,953)	(60,577)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock offering	—	—	57,620
Proceeds from borrowings, net	25,000	8,000	55,000
Repayment of borrowings	(25,000)	(8,000)	(59,851)
Proceeds from the exercise of options	1,370	85	1,270
Tax benefit from exercise of stock options	1,465	37	—
Escheatment and settlement of preferred stock	—	—	76
Payment of debt issuance costs	(69)	—	—
Payments under stock buyback program	(1)	—	(1)

Net cash provided by financing activities:
Continuing operations	2,765	122	54,114
Discontinued operations	34	77	31

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,799	199	54,145

NET CHANGE IN CASH AND CASH EQUIVALENTS	9,260	(1,035)	1,079

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	6,044	7,079	6,000

CASH AND CASH EQUIVALENTS AT END OF YEAR	$15,304	$6,044	$7,079

See accompanying notes to consolidated financial statements.

AXSYS TECHNOLOGIES, INC.

Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss)

(Dollars in thousands)

	Common Stock Amount	Capital in Excess of Par	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock Amount	Total	Comprehensive Income (Loss)
Balance at December 31, 2004	$72	$39,612	$(97)	$14,389	$(883)	$53,093
Net income	—	—	—	7,323	—	7,323	$7,323
Public stock offering	34	57,549	—	—	—	57,583	—
Foreign exchange contract	—	—	126	—	—	126	126
Termination of swap agreement	—	—	(26)	—	—	(26)	(26)

Total comprehensive income							$7,423

Share-based awards issued, net	—	597	—	—	704	1,301
Contribution to 401(k) plan	—	41	—	—	25	66
Distribution from preferred stock settlement fund	—	76	—	—	—	76
Stock repurchases	—	—	—	—	(1)	(1)

Balance at December 31, 2005	106	97,875	3	21,712	(155)	119,541

Net income	—	—		10,265	—	10,265	$10,265
Foreign exchange contract	—	—	(3)	—	—	(3)	(3)

Total comprehensive income							$10,262

Share-based compensation expense	—	1,093	—	—	—	1,093
Reduction of public stock offering costs	—	23	—	—	—	23
Share-based awards issued, net	—	36	—	—	104	140
Contribution to 401(k) plan	—	25	—	—	45	70
Tax benefit from exercise of stock options	—	59	—	—	—	59

Balance at December 31, 2006	$106	$99,111	$—	$31,977	$(6)	$131,188

Cumulative effect adjustment due to adoption of FIN 48	—	—	—	(939)	—	(939)
Balance at January 1, 2007	106	99,111	—	31,038	(6)	130,249
Net income	—	—	—	16,778	—	16,778	$16,778
Foreign exchange contract	—	—	(81)	—	—	(81)	(81)

Total comprehensive income							$16,697

Share-based compensation expense	—	2,220	—	—	—	2,220
Share-based awards issued, net	2	1,790	—	—	(414)	1,378
Contribution to 401(k) plan	—	76	—	—	34	110
Tax benefit on exercise of stock options	—	1,477	—	—	—	1,477
Stock repurchases	—	—	—	—	(1)	(1)

Balance at December 31, 2007	$108	$104,674	$(81)	$47,816	$(387)	$152,130

See accompanying notes to consolidated financial statements.

AXSYS TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

December 31, 2007

Note 1—Summary of Significant Accounting Policies

        Business overview.    The accompanying consolidated financial statements include the accounts of Axsys Technologies, Inc. and its wholly-owned subsidiaries (collectively "Axsys", "Company", "we", "our" or "us").

        We are a leading designer and manufacturer of precision optical solutions for defense, aerospace, homeland security and high-performance commercial applications. These sophisticated solutions are typically found in applications that demand the finest optical surfaces, highest accuracy and tightest motion control tolerances. Application examples include weapon systems, long-range surveillance cameras and highly precise imaging telescopes. We typically sell our products to government institutions such as the U.S. Border Patrol, Army, Navy, Air Force and Coast Guard, or to large defense contractors for integration into larger platforms.

        In December 2007, we re-aligned our Company around our core market segments and announced our reorganization into two business units, the Surveillance System Group and the Imaging Systems Group. These segments are discussed further in Note 14. In addition, as a result of reporting the Distributed Products business as a discontinued operation, the assets and liabilities of the Distributed Products business are reported separately as held-for-sale as of December 31, 2006. The activities of discontinued operations are discussed further in Note 13.

        Principles of consolidation.    The consolidated financial statements include the results of Axsys and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

        Revenue recognition.    Revenue is recognized in accordance with the Securities and Exchange Commission Staff Accounting Bulletin, or SAB, No. 104. SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Shipping and handling costs, such as freight to customers, are classified in cost of sales. Currently we do not offer price protection and generally do not offer discounts. To the extent discounts are offered, they are reflected at the time of the sale as a reduction in revenues.

        Our policy is to recognize revenue when product is either shipped to or received by the customer based on the terms of the specific sale. However, certain long-term contracts are accounted for under the percentage-of-completion model for which revenues and estimated gross profit are recognized as work is performed based on the percentage that incurred costs bear to estimated total costs. Cost estimates include direct and indirect costs such as labor, materials and overhead. These contracts require judgment relative to assessing risks, estimating and making assumptions for schedule and technical issues. Contract changes are included when the costs can be reasonably estimated. We may receive progress payments that exceed costs incurred on these long-term contracts. Such advances are recognized as billings in excess of costs and are included in accrued expenses and other current liabilities on our consolidated balance sheet. When incurred costs exceed progress payments received, the net of costs in excess of billings are included in accounts receivable on our consolidated balance sheet.

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

        Financial instruments.    We may use derivative instruments, in the form of forward exchange contracts and interest rate swap agreements, to manage certain foreign currency and interest rate exposures. We do not enter into trading or other speculative uses of these financial instruments. For a financial instrument to qualify as a hedge, we must be exposed to interest rate or foreign currency risk, and the financial instrument must reduce the exposure and be designated as a hedge. All derivative instruments are recognized in the financial statements and measured at fair value. We record Euro forward contracts at fair value based on discounted cash flow analyses. For our cash flow hedges, the effective portion of the derivative's gain or loss is initially reported in shareholders' equity (as a component of Accumulated Other Comprehensive Loss) and is subsequently reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The ineffective portion of the gain or loss of a cash flow hedge is reported in earnings immediately.

        Currently, our cash flow hedges are foreign currency forward contracts. We use foreign currency forward contracts to manage currency risk associated with certain forecasted transactions, specifically sales made in foreign currencies. Our foreign currency forward contracts hedge forecasted transactions principally occurring within three years in the future. At December 31, 2007, the fair value of our forward currency exchange contracts outstanding, as well as the amounts of gains and losses recorded during the year, were not material.

        Accounts receivable.    Receivables consist of amounts billed and currently due from customers, and unbilled costs and accrued profits primarily related to revenues on long-term contracts that have been recognized for accounting purposes but not yet billed to customers. Credit is extended to customers, typically on net 30-day terms. We do not require collateral.

        Allowance for doubtful accounts.    We periodically review the aging of our accounts receivable over 90 days to identify potentially uncollectible accounts and establish reserves based on experience and discussion with customers. Actual write-offs could differ from our allowance for doubtful accounts. If circumstances change (for example, higher than expected defaults or an unexpected materially adverse change in a customer's ability to meet its financial obligations), our estimates of amounts currently deemed collectable could be reduced by a material amount. Accounts receivable are written off only when all reasonable collection efforts are exhausted.

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

        Goodwill and other intangibles.    Goodwill (representing the excess of the amount paid to acquire a company over the estimated fair value of the net assets acquired) and intangible assets with indefinite useful lives are not amortized but instead are tested for impairment annually, or when events or circumstances indicate that its value may have declined. Impairment exists when the carrying amount of goodwill exceeds its fair market value. The Company's goodwill impairment test is performed by comparing the net present value of projected cash flows to the carrying value of the reporting unit. The Company utilizes discount rates determined by management to be similar with the level of risk in its current business model. The Company performs the annual impairment testing during the second quarter of each fiscal year and has determined that, to date, no impairment of goodwill exists. Although no changes are expected, if the actual results of the Company are less favorable than the assumptions the Company makes regarding estimated cash flows, the Company may be required to record an impairment charge in the future.

        Definite-lived intangible assets acquired as part of business combinations are amortized over their estimated useful lives. For material business combinations, amounts recognized related to purchased intangibles are determined with the assistance of independent valuations.

        Impairment of Long-Lived Assets.    We assess long-lived assets, including intangible assets with definite lives, for impairment whenever events or changes in circumstance indicate the carrying amount of the assets may not be fully recoverable. An impairment exists if the estimate of future undiscounted cash flows generated by the asset is less than the carrying value of the assets. If impairment is determined to exist, any related impairment loss is then measured by comparing the fair value of the assets to their carrying amount.

        Commitments and contingencies.    We are self-insured for certain losses related to general liability, workers' compensation and medical claims. Our liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. The estimated liability is established based on an analysis of historical data and is reviewed by management on a quarterly basis to ensure that the liability is appropriate. While we believe that our estimates are reasonable based on the information currently available, if actual trends, including the severity and frequency of claims, medical cost inflation or fluctuations in premiums, differ from our estimates, our results from operations could be impacted.

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

AXSYS TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share data)

Note 1—Summary of Significant Accounting Policies (Continued)

        The following table summarizes product warranty activity:

Balance at January 1, 2005	$750
Provision	468
Payments	(479)
Reserve of acquired subsidiary	403

Balance at December 31, 2005	1,142

Provision	362
Payments	(606)

Balance at December 31, 2006	898

Provision	1,161
Payments	(635)
Reserve of acquired subsidiary	42

Balance at December 31, 2007	$1,466

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

        Research, development and engineering.    Significant costs are incurred each year in connection with research and development programs and administrative engineering costs, or R&D. Such costs are included in operating expenses as incurred. In situations where the customer reimburses the cost of the R&D effort, the revenue generated is recognized as sales and the expense is included in cost of sales. Research and development expenses, exclusive of engineering costs, were $3,496 in 2007, $2,876 in 2006 and $2,730 in 2005.

        Share-based compensation.    As of January 1, 2006, Axsys adopted Statement of Financial Accounting Standards No. 123(R), "Share Based Payment", or SFAS 123(R), under the modified-prospective method. Prior to 2006, we accounted for stock awards under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", or APB 25, and related interpretations. Prior to 2006, generally no compensation expense was recognized for stock options granted to employees because all stock options granted generally had exercise prices equal to the market price of the underlying common stock on the date of the grant.

AXSYS TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share data)

Note 1—Summary of Significant Accounting Policies (Continued)

        Compensation expense for share-based awards related to continuing operations is recognized in the Consolidated Statement of Operations in cost of sales and general and administrative expenses. Total pre-tax share-based compensation expense for the fiscal years ended 2007, 2006 are as follows:

	2007	2006
Share-based compensation expense from continuing operations	$1,194	$996
Share-based compensation expense from discontinued operations	1,026	97

Total share-based compensation expense, net of related tax effect	$2,220	$1,093

        The share-based compensation expense from discontinued operations during 2007 includes $936 of expense related to the modification of awards to accelerate vesting for four employee of our Distributed Products business in connection with the sale of that business.

        We recognize compensation expense, net of an estimated forfeiture rate, on a straight-line basis over the requisite service period of the award. The estimated forfeiture rate is based on historical experience. We apply the forfeiture rate in calculating the expense related to stock-based compensation for both the stock option awards granted prior to, but not vested as of, December 31, 2005, as well as stock option awards granted subsequent to December 31, 2005. Expense is recognized only for those awards expected to fully vest. If actual forfeitures differ from the estimates, a revision to the forfeiture rate will be necessary.

        Prior to adopting SFAS 123(R), we presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. SFAS 123(R) requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow. As a result of adopting SFAS 123(R), $1,477 ($1,465 in continuing operations and $12 in discontinued operations) of excess tax benefits for the year ended December 31, 2007 and $59 ($37 in continuing operations and $22 in discontinued operations) for the year ended December 31, 2006 have been classified as a financing cash inflow.

        Income taxes.    We account for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". As such, deferred income taxes are determined based on the differences between the financial statement and tax basis of assets and liabilities at enacted income tax rates in effect in the year in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred income tax assets to estimated amounts expected to be realized. Realizability of net deferred income tax assets are evaluated on an ongoing basis. We consider future taxable income, our most recent operating results and various income tax planning strategies in assessing the need for a valuation allowance.

        In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes", or FIN 48, which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not file a return in a particular jurisdiction). Under FIN 48, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities' full knowledge of the position and all relevant facts, but without considering time values.

AXSYS TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share data)

Note 1—Summary of Significant Accounting Policies (Continued)

        Axsys adopted FASB Interpretation 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), at the beginning of fiscal year 2007. As a result of the implementation of FIN 48, we recognized a $939 increase to reserves for uncertain tax positions. This increase was accounted for as an adjustment to the beginning balance of retained earnings on our Consolidated Balance Sheet. We recognize interest and penalties related to uncertain tax positions in income tax expense. The tax years 2003 through 2006 remain open to examination by the major taxing jurisdictions to which we are subject.

        Earnings per share.    Basic earnings per share have been computed by dividing net income or loss by the weighted-average number of common shares outstanding. The dilutive effect of stock options on the weighted-average number of common shares outstanding was 386,122 shares for the year ended December 31, 2007, 259,847 shares for the year ended December 31, 2006 and 349,371 shares for the year ended December 31, 2005.

        Diluted earnings per share exclude 12,500 potential common shares in 2007, 244,160 potential common shares in 2006 and 131,538 potential common shares in 2005, related to our stock compensation plans because they were anti-dilutive.

        Resent Accounting Pronouncments.    In September 2006, the FASB issued Statement of Financial Accounting Standard SFAS No. 157, "Fair Value Measurements," ("SFAS 157"). This statement is effective as of the beginning of our fiscal 2008. SFAS 157 provides a common fair value hierarchy for companies to follow in determining fair value measurements in the preparation of financial statements and expands disclosure requirements relating to how fair value measurements were developed. SFAS 157 clarifies the principal that fair value should be based on the assumptions that the marketplace would use when pricing an asset or liability, rather than company specific data. The Company is currently assessing the impact that SFAS 157 will have on its results of operations and financial position.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Liabilities, Including an amendment of FASB Statement No. 115," ("SFAS 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective as of the beginning of our fiscal 2008. The Company is currently assessing the impact that SFAS 159 will have on its results of operations and financial position.

        In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS 141(R)"), and SFAS No. 160, "Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS 160"). These new standards will significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements.

        In comparison to current practice in U.S. generally accepted accounting principles, the most significant changes to business combination accounting pursuant to SFAS 141(R) include requirements to:

  •
  Recognize, with certain exceptions, 100 percent of the fair values of assets acquired, liabilities assumed, and noncontrolling interests in acquisitions of less than a 100 percent controlling interest when the acquisition constitutes a change in control of the acquired entity.

AXSYS TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share data)

Note 1—Summary of Significant Accounting Policies (Continued)

  •
  Measure acquirer shares issued in consideration for a business combination at fair value on the acquisition date.

  •
  Recognize contingent consideration arrangements at their acquisition-date fair values, with subsequent changes in fair value generally reflected in earnings.

  •
  With certain exceptions, recognize preacquisition loss and gain contingencies at their acquisition-date fair values.

  •
  Capitalize in-process research and development assets acquired.

  •
  Expense, as incurred, acquisition-related transaction costs.

  •
  Capitalize acquisition-related restructuring costs only if the criteria in SFAS 146 are met as of the acquisition date.

  •
  Recognize changes that result from a business combination transaction in an acquirer's existing income tax valuation allowances and tax uncertainty accruals as adjustments to income tax expense.

        The premise of SFAS 160 is based on the economic entity concept of consolidated financial statements. Under the economic entity concept, all residual economic interest holders in an entity have an equity interest in the consolidated entity, even if the residual interest is relative to only a portion of the entity (i.e., a residual interest in a subsidiary). Therefore, SFAS 160 requires that a noncontrolling interest in a consolidated subsidiary be displayed in the consolidated statement of financial position as a separate component of equity because the noncontrolling interests meet the definition of equity of the consolidated entity.

        SFAS 141(R) is required to be adopted concurrently with SFAS 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. The Company is currently assessing the impact that SFAS 141 and SFAS 160 will have on its results of operations and financial position.

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

        Certain immaterial amounts in previously issued annual financial statements were reclassified to conform to the 2007 presentation.

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

AXSYS TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share data)

Note 2—Acquisitions (Continued)

        The acquisition has been accounted for by the purchase method of accounting and accordingly, the consolidated statements of income include the results of Cineflex (within the Surveillance Systems Group) from the date of acquisition through December 31, 2007. The assets acquired and the liabilities assumed were recorded at estimated fair values as determined by Axsys management with the assistance of a valuation firm based on information currently available and on current assumptions as to future operations. Goodwill acquired through the purchase of Cineflex is deductible for income tax purposes.

        The initial purchase price of this acquisition, after a working capital adjustment, was $27,042. Additional incremental cash payments of up to $42,500 are possible if certain revenue targets are exceeded as part of a three-year earn-out agreement. In addition, a second contingent payment of up to 10% of all revenues recognized from multi-year orders in backlog at the end of the earn-out period is possible if revenues in the fourth year from the acquisition date exceed $40,000. During 2007, an earn-out of $2,966 was earned, which increased the purchase price to $30,008. The earn-out is additional consideration resulting in an increase to goodwill and will be paid during 2008. In addition, $361 of legal, audit and other acquisition-related costs were incurred in connection with the acquisition. Axsys funded the purchase price and associated transaction costs through a combination of existing cash balances and borrowings under its revolving credit facility.

Fair value:
Assets acquired	$3,062
Liabilities assumed	(1,860)
Amortizable intangible assets	3,977
Goodwill	24,829

Purchase price	$30,008
Accrued earn out	(2,966)

Net cash paid	$27,042

        The results of Cineflex's operations from the date of acquisition are included in our Surveillance Systems Group. Unaudited pro forma results of operations for the years ended December 31, 2007, 2006 and 2005, as if Axsys had purchased Cineflex as of the beginning of each year, are presented below. The pro forma results include estimates and assumptions which our management believes are reasonable. However, the pro forma results do not include any cost savings or other effects of the planned integration of Cineflex and are not necessarily indicative of the results which would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future.

	As Originally Reported 2007	(Unaudited) Pro Forma 2007	As Originally Reported 2006	(Unaudited) Pro Forma 2006
Net sales	$171,621	$176,975	$129,928	$138,622
Net income	16,778	17,453	10,265	11,481
Earnings per common share:
Basic	$1.57	$1.63	$0.97	$1.08
Diluted	$1.51	$1.57	$0.94	$1.05

AXSYS TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share data)

Note 2—Acquisitions (Continued)

        On May 2, 2005, Axsys acquired all of the capital stock of Diversified Optical Products, Inc a manufacturer of high-end thermal camera systems and lenses, for $55,200 in cash plus $1,900 of legal, audit and other acquisition-related costs incurred in connection with the acquisition. Goodwill of $45,218 resulted from this acquisition.

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

Note 3—Balance Sheet Information

        The details of certain balance sheet accounts are as follows:

	2007	2006
Accounts receivable:
Trade receivables	$13,686	$16,876
Unbilled costs and accrued profits	1,302	1,047

Gross accounts receivable	14,988	17,923
Less allowance for doubtful accounts	(848)	(625)

Accounts receivable, net	$14,140	$17,298

        All of the December 31, 2007 unbilled costs and accrued profits are expected to be billed in 2008.

	2007	2006
Inventories:
Raw materials	$26,314	$18,825
Work-in-process	26,804	20,258
Finished goods	5,877	1,490

Gross inventories	58,995	40,573
Less reserve	(6,633)	(4,720)

Inventories, net	$52,362	$35,853

AXSYS TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share data)

Note 3—Balance Sheet Information (Continued)

	2007	2006
Property, plant and equipment:
Land	$—	$1,841
Buildings and improvements	2,711	10,177
Machinery and equipment	36,809	31,808

Property, plant and equipment	39,520	43,826
Less accumulated depreciation and amortization	(21,644)	(21,433)

Property, plant and equipment, net	$17,876	$22,393

	2007	2006
Accrued expenses and other current liabilities:
Compensation and related benefits	$7,115	$5,032
Income taxes	3,881	4,103
Excess of billings over costs	—	2,444
Uninvoiced inventory receipts	3,452	2,474
Accrued acquisition costs—earn out	2,966	1,183
Warranty	1,466	898
Other	2,770	2,084

Total accrued expenses and other current liabilities	$21,650	$18,218

	2007	2006
Other long-term liabilities:
Deferred income taxes	$5,641	$3,715
Deferred gain on sale-leaseback	1,255	—
Liabilities of discontinued operations	565	566
Other	1,375	1,590

Total other long-term liabilities	$8,836	$5,871

Note 4—Goodwill and Intangible Assets

        Goodwill changes during 2006 and 2007 as follows:

Balance at December 31, 2005	$59,608
Telic earn out	1,183

Balance at December 31, 2006	60,791
Cineflex acquisition	21,863
Cineflex earn out	2,966

Balance at December 31, 2007	$85,620

AXSYS TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share data)

Note 4—Goodwill and Intangible Assets (Continued)

        During 2007, we recognized a $1,722 after tax gain on the sale of our Distributed Products business. Included in this gain was $1,445 of goodwill associated with that business. The table above excludes this goodwill, as it was reclassified to assets held for sale for all periods presented.

        The components of amortizable intangible assets are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Life
Customer relationships	$8,000	$(1,232)	$6,768	19 years
Camera technology	6,447	(1,117)	5,330	8 years
Backlog	423	(423)	—	1 year
Developed software	150	(44)	106	9 years
Other	107	(25)	82	1 year

Amortizable intangibles	$15,127	$(2,841)	$12,286	15 years

        Included in the table above are $3,977 of assets acquired with Cineflex, including $3,847 of camera technology and $130 of backlog and other.

        Amortization expense is included in selling, general and administrative expenses. Estimated amortization expense for each of the five succeeding years is as follows:

Amount
Year ended December 31, 2008	$1,097
Year ended December 31, 2009	1,120
Year ended December 31, 2010	1,094
Year ended December 31, 2011	1,084
Year ended December 31, 2012	1,084

Note 5—Line of Credit

        2007 Financing Activities:    On April 10, 2007, in connection with the acquisition of Cineflex, we amended our credit agreement to extend the maturity date of our revolving credit facility to May 2, 2012 and increased the commitment amount from $15,000 to $40,000. In addition, on April 13, 2007, in connection with the acquisition of Cineflex, we borrowed $25,000 under our revolving credit facility to fund a portion of the purchase price. We have repaid the entire $25,000 of the advance, leaving no borrowings outstanding at December 31, 2007. We paid a weighted-average interest rate was 6.42% on these borrowings. Our revolving credit facility remains available through May 2012, subject to optional prepayment in accordance with its terms. We may elect to have any borrowing under the revolving credit facility bear interest either at the bank's prime rate or the LIBOR rate plus a margin of 100 to 200 basis points, depending on our consolidated funded debt-to-consolidated EBITDA ratio. We have the option of selecting the 1-month, 2-month, 3-month or 6-month LIBOR rate. Up to $3,000 of the revolving credit facility may be utilized to issue letters of credit. As of December 31, 2007, $2,400 of the revolving credit facility was utilized for outstanding letters of credit. Amounts borrowed under the credit facility are secured by a lien on all our assets and the assets of our subsidiaries, as well as a pledge of the stock of our subsidiaries.

AXSYS TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share data)

Note 5—Line of Credit (Continued)

        2006 Financing Activities:    During the year ended December 31, 2006, we borrowed and subsequently repaid $8,000 under our revolving credit facility. We paid a weighted-average interest rate of 6.3% on the borrowings. As of December 31, 2006, there were no borrowings outstanding under the revolving credit facility. However, as of December 31, 2006, $1,060 of the revolving credit facility was utilized for outstanding letters of credit.

Note 6—Environmental Contingencies

        We are currently involved in two environmental remediation projects and a third site, which is in the final stage of monitoring. We accrue for environmental contingencies on an undiscounted basis when responsibility for clean up is determined and costs, including legal fees, are probable and can be reasonably estimated. We are the primary responsible party, or PRP, at sites located in Bedford, Ohio and St. Petersburg, Florida and have secondary responsibility for a third site in Norwalk, Connecticut. Pursuant to remediation plans approved by each state's environmental protection agency, we investigated soils and groundwater and conducted certain remedial work, including soil removal. The clean up of each site is currently in process. We have incurred costs of $161 in 2007 and approximately $1,960 to date related to these sites. During 2007, we recognized a charge of $36, net of tax of $30, in discontinued operations related to future costs associated with these sites. We anticipate remediation costs for theses sites to continue through 2011, including estimated expenditures of $287 in 2008.

        As of December 31, 2007, we have an accrual of $815 for future costs related to the Ohio, Florida and Connecticut sites. These estimates have been developed in consultation with outside environmental and legal consultants handling these matters and are based upon an analysis of the anticipated remediation plans. Although liability under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") is joint and several, meaning that liability can exceed a PRP's pro rata share of cleanup costs, we believe, based on currently available information, that costs associated with these sites will not have a material adverse effect on our business and financial condition. It is possible, however, that our results of operations for a particular fiscal period could be materially affected.

Note 7—Shareholders' Equity

        Stock Repurchase:    Axsys' Board of Directors has authorized the repurchase, from time to time, on the open market or otherwise, of up to 200,000 shares of Axsys common stock at prevailing market prices or at negotiated prices. We plan to use the repurchased shares for general corporate purposes, including the satisfaction of commitments under our employee benefit plans and the exercise of stock option grants. As of December 31, 2007, Axsys has repurchased 83 shares in total under this repurchase program.

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

AXSYS TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share data)

Note 7—Shareholders' Equity (Continued)

        Changes in treasury stock were as follows:

	Shares	Amount
Balance at December 31, 2004	130,216	$883
Share-based awards issued, net	(107,878)	(704)
Contribution to the 401(k) plan	(3,464)	(25)
Repurchase of stock	33	1

Balance at December 31, 2005	18,907	155
Share-based awards issued, net	(14,106)	(104)
Contribution to the 401(k) plan	(4,261)	(45)
Repurchase of stock	32	—

Balance at December 31, 2006	572	6
Share-based awards cancelled, net of issued	10,851	414
Contribution to the 401(k) plan	(2,010)	(34)
Repurchase of stock	6	1

Balance at December 31, 2007	9,419	$387

        Common Stock:    Changes in common stock were as follows:

	Shares	Amount
Balance at December 31, 2004	7,186,734	$72
Stock offering	3,450,000	34

Balance at December 31, 2005	10,636,734	106
Share-based awards issued, net	7,200	—

Balance at December 31, 2006	10,643,934	106
Share-based awards issued, net	196,471	2
Contribution to 401(k) plan	2,175	—

Balance at December 31, 2007	10,842,580	$108

Note 8—Share-Based Compensation

        Our Amended and Restated Long-Term Stock Incentive Plan ("Stock Incentive Plan"), as approved by our stockholders, is administered by the Compensation Committee of the Board of Directors, which selects persons eligible to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures and other provisions of each award.

AXSYS TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share data)

Note 8—Share-Based Compensation (Continued)

        Effective January 1, 2006, we adopted SFAS No. 123(R) utilizing the modified prospective approach. The following table illustrates the effect on operating results and per share information as if Axsys had accounted for share-based compensation in accordance with SFAS 123(R) in 2005:

2005
Reported net income	$7,323
Deduct: Total share-based employee compensation expense, net of related tax effect	(736)

Pro forma net income	$6,587

Pro forma basic earnings per share	$0.82
Weighted-average basic common shares outstanding	8,006,029
Pro forma diluted earnings per share	$0.80
Weighted-average diluted common shares outstanding	8,212,284

        We used the Black-Scholes-Merton option-pricing model to estimate the fair value of share-based awards with the following weighted-average assumptions for the indicated periods:

	December 31, 2007	December 31, 2006	December 31, 2005
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	38.8%	41.2%	42.0%
Risk-free interest rate	3.5%	4.6%	4.4%
Expected life of options (in years)	5.6	5.9	6.0
Weighted-average grant-date fair value	$17.13	$7.57	$9.47

        The assumptions above are based on multiple factors, including historical patterns by employees in relatively homogeneous groups with respect to exercise and post-vesting employment termination behaviors, expected future exercising patterns for these same homogeneous groups and the volatility of our stock price. The volatility assumption used in the Black-Scholes-Merton pricing model uses historical changes in the market value of Axsys common stock over a period of five years, which we believe represents the future volatility of our common stock. The expected life represents the weighted average period of time that stock options are expected to remain outstanding and is based on historical experience. Stock options are generally granted with a five-year vesting schedule and a 10 year life.

        The following table presents stock option activity for the year ended December 31, 2007:

	Stock Options	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term
Outstanding at December 31, 2006	928,616	$11.80
Granted	12,500	40.93
Forfeited/cancelled	(2,450)	(17.06)
Exercised	(166,425)	(8.96)

Outstanding at December 31, 2007	772,241	$12.87	5.0

Exercisable at December 31, 2007	528,362	$11.04	4.2

Vested or expected to vest at December 31, 2007	760,047	$12.81	5.0

AXSYS TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share data)

Note 8—Share-Based Compensation (Continued)

        At December 31, 2007, there was $1,460 of unrecognized compensation cost related to share-based payments, which is expected to be recognized over a weighted-average period of 2.2 years. We recognize compensation expense, net of an estimated forfeiture rate, on a straight-line basis over the requisite service period of the award.

        Shares available for future share-based grants to employees and directors under existing plans were 505,049 at December 31, 2007. At December 31, 2007, the aggregate intrinsic value of options outstanding was $18,417, the aggregate intrinsic value of options exercised was $13,532 and the aggregate intrinsic value of options vested or expected to vest was $18,173. The total intrinsic value of options exercised was $3,925 in 2007, $218 in 2006 and $799 in 2005. The fair value of shares that vested was $1,342 during 2007, $883 during 2006 and $1,033 during 2005.

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

        The following table presents the restricted stock activity for the year ended December 31, 2007:

	Restricted Stock	Weighted-average Fair Value
Outstanding at December 31, 2006	72,120	$16.23
Granted	118,075	16.63
Forfeited	(12,272)	(16.63)
Vested	(23,760)	(16.25)

Outstanding at December 31, 2007	154,163	$16.50

        As of December 31, 2007, we had unamortized compensation expense of $2,049 associated with these awards, which will be amortized over the weighted-average remaining vesting period of 3.7 years.

Note 9—Supplemental Cash Flow Information

        Supplemental cash flow information from continuing operations for the years ended December 31, 2007, 2006 and 2005 is summarized as follows:

	2007	2006	2005
Cash received/(paid) during the year for:
Interest paid	$(523)	$(46)	$(1,529)
Interest received	250	289	159
Income tax payments	(9,327)	(5,382)	(3,666)
Income tax refunds	104	11	—
Non-cash consideration from sale of equipment	—	54	—

AXSYS TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share data)

Note 10—Income Taxes

        The income tax provision from continuing operations consists of:

	2007	2006	2005
Current income taxes:
U.S. Federal	$7,153	$3,810	$1,866
State and local	1,516	722	485

	8,669	$4,532	2,351

Deferred income taxes:
U.S. Federal	(27)	814	1,317
State and local	(3)	116	110

	(30)	930	1,427

Total income tax provision	$8,639	$5,462	$3,778

        The difference between the provision (benefit) for income taxes and the amount computed by applying the statutory federal income tax rate to Income from Continuing Operations Before Income Taxes is as follows:

	2007	2006	2005
Federal statutory rate	35%	35%	35%
Computed expected income tax provision	$7,961	$5,164	$3,525
Increase (decrease) in income taxes resulting from:
State and local taxes, net of federal tax benefit	935	590	425
Manufacturing deduction	(420)	(129)	—
Other, net	163	(163)	(172)

Actual tax provision	$8,639	$5,462	$3,778

        Deferred income taxes reflect the net federal and state tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

AXSYS TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share data)

Note 10—Income Taxes (Continued)

        Significant components of deferred income taxes are as follows:

	December 31,
	2007	2006
Deferred income tax assets:
Inventories	$2,041	$965
Gain on sale-leaseback	588	—
Vacation pay accrual	545	614
Loss contract reserve	395	460
Share-based compensation	374	206
Environmental reserves	359	333
Allowance for doubtful accounts	333	246
Warranty reserves	317	94
Other, net	672	613

Total deferred income tax assets	5,624	3,531
Deferred income tax liabilities:
Property, plant and equipment	(1,587)	(1,414)
Goodwill & Intangibles	(4,294)	(2,456)

Total deferred income tax liabilities	(5,881)	(3,870)

Net deferred income taxes	$(257)	$(339)

        Deferred income taxes are included in the Consolidated Balance Sheets as follows:

	December 31,
	2007	2006
Current deferred income tax assets, net	$3,923	$2,405
Noncurrent deferred income tax assets, included in other assets	1,462	971
Noncurrent deferred income tax liabilities, included in other long-term liabilities	(5,642)	(3,715)

	$(257)	$(339)

        Axsys files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local tax examinations by tax authorities for years before 2002. At December 31, 2007, we had reserves totaling $3,826, primarily for various state income tax issues of which $825 if recognized, would affect the effective tax rate.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$3,919
Increases related to current year tax positions	190
Increases related to the prior year tax positions	109
Decreases related to prior year tax positions	(289)
Settlements	(38)
Expiration of Statutes	(65)

Balance at December 31, 2007	$3,826

AXSYS TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share data)

Note 10—Income Taxes (Continued)

        During the year ended December 31, 2007, we recognized $181 of interest and penalties within income tax expenses. We had $1,297 of interest and penalties accrued at December 31, 2007 and $1,116 of interest and penalties accrued as of December 31, 2006. As of December 31, 2007, we expect a net decrease of $209 to unrecognized tax positions within the next 12 months primarily as a result of the expiration of the statutes of limitations for items currently reserved.

Note 11—Defined Contribution Plan

        We also sponsor a 401(k) plan under which eligible employees may elect to contribute a percentage of their earnings. We match employee contributions to this plan in amounts ranging from 3% to 5% of the employees' gross earnings. Our matching contributions were $1,449 in 2007, $1,234 in 2006 and $1,118 in 2005, of which a portion was provided in Axsys common stock.

Note 12—Commitments and Contingencies

        Future minimum payments under non-cancelable, renewable operating leases (exclusive of property expenses and net of sublease rental income) as of December 31, 2007, are as follows:

2008	$1,874
2009	1,884
2010	1,210
2011	1,082
2012 and thereafter	5,679

$11,729

        Rent expense under such leases, net of sublease rental income, amounted to $1,950 in 2007, $1,932 in 2006 and $1,849 in 2005. Certain operating leases related to our facility have escalation clauses. As of December 31, 2007, we were contingently liable for $2,400 under outstanding letters of credit. We have issued letters of credit for certain business transactions including insurance programs and customer deposits.

Note 13—Discontinued Operations

        On November 30, 2007, we sold our Distributed Products business for $15,305 in cash, net of a $235 working capital adjustment. Axsys recognized a $1,722 gain on the sale of the business net of $1,384 in income tax expense. Included in the gain are total transaction costs of $1,885 associated with the sale, consisting of $949 of legal, audit and other transaction-related costs and $936 of share based compensation costs.

        We believe that the sale of this non-strategic business will allow us to focus on our increasingly prominent and faster growing optics business. In addition, a portion of the proceeds were used to pay down our outstanding debt, which gives us more flexibility in pursuing strategic acquisitions in our core business.

        The Distributed Products business was previously reported in the Distributed Products Group for segment reporting. As a result of the sale, the assets and liabilities of the Distributed Products business

AXSYS TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share data)

Note 13—Discontinued Operations (Continued)

are reported separately as held-for-sale as of December 31, 2006. The sales and income before taxes of the Distributed Products business included in discontinued operations are as follows

	2007	2006	2005
Sales	$23,270	$26,419	$24,877
Income before income taxes	1,774	1,732	1,887

        The income from discontinued operations, net of tax, recognized in the consolidated statements of operations includes the following:

	2007	2006	2005
Net income from Distributed Products business	$984	$1,091	$1,179
Gain on sale of Distributed Products business	1,722	—	—
Environmental and lease charges, net for previously divested businesses	(35)	(117)	(150)

Income from discontinued operations, net of tax	$2,671	$974	$1,029

        The effective tax rate in 2007 for discontinued operations of 44.5% was negatively impacted by non-deductible stock option expense.

Note 14—Reporting Segments and Related Information

Reporting Segments Information

        We are organized into two businesses: the Surveillance Systems Group and the Imaging Systems Group. Our segments are evaluated on an operating income basis, and a stand-alone tax provision is not calculated for each segment. The other accounting policies of the segments are the same as those described in Note 1, Summary of Significant Accounting Policies.

        The Surveillance Systems Group designs, manufactures and sells highly precise camera systems for deployment on ground, marine and aerial vehicles. These products are typically used in surveillance, reconnaissance, tracking and targeting applications. Our products can be grouped into two primary areas: non-stabilized camera systems and gyrostabilized camera systems. Non-stabilized camera systems are often deployed as fixed mounts on poles or masts. Typical applications for non-stabilized camera systems include border surveillance, port threat detection and perimeter security. Gyrostabilized camera systems are usually deployed on airborne vehicles such as helicopters, manned and unmanned aerial vehicles and marine vehicles. Gyrostabilization is usually necessary in air and sea-based applications in order to maintain a steady image while the vehicle is moving on several axes. Typical applications for gyrostabilized camera systems include search and rescue, drug interdiction, border surveillance, criminal pursuit and movie production. The Surveillance Systems Group has design and manufacturing facilities in Nashua, New Hampshire and Grass Valley California.

        The Imaging Systems Group designs, manufactures, and sells optical and motion control subsystems and components for deployment in larger, integrated systems. Products in the Imaging Systems Group include visible and infrared lenses, scanning systems, laser positioners, long-range telescopes, stabilized sensor positioning systems, precision motion-control components, and imaging optics. The Imaging Systems Group has design and manufacturing facilities in Nashua, New Hampshire, San Diego, California, Cullman, Alabama, and Rochester Hills, Michigan.

AXSYS TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share data)

Note 14—Reporting Segments and Related Information (Continued)

        The following tables present our business segment information for continuing operations:

	2007	2006	2005
Sales:
Imaging Systems Group	$125,916	$106,890	$95,548
Surveillance Systems Group	47,461	23,501	13,118
Intersegment eliminations	(1,756)	(463)	—

Total sales	$171,621	$129,928	$108,666

Income from continuing operations:
Imaging Systems Group	$21,701	$17,979	$15,772
Surveillance Systems Group	8,847	3,048	1,898
Intersegment eliminations	(439)	(123)	—

Operating income from reporting segments	30,109	20,904	17,670
Non-allocated expenses	(7,363)	(6,151)	(7,598)

Income from continuing operations before income taxes	$22,746	$14,753	$10,072

	2007	2006	2005
Capital expenditures:
Imaging Systems Group	$5,144	$8,937	$3,100

Surveillance Systems Group	638	2,095	117

Corporate	1,461	65	51

Total capital expenditures	$7,243	$11,097	$3,268

	2007	2006	2005
Depreciation:
Imaging Systems Group	$3,064	$3,016	$2,764

Surveillance Systems Group	304	206	11

Corporate	84	88	187

Total depreciation	3,452	3,310	2,962
Amortization of intangibles:
Imaging Systems Group	423	398	98
Surveillance Systems Group	643	556	718

Total depreciation and amortization	$4,518	$4,264	$3,778

AXSYS TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share data)

Note 14—Reporting Segments and Related Information (Continued)

	December 31,
	2007	2006
Identifiable assets:
Imaging Systems Group	$108,911	$102,099
Surveillance Systems Group	72,895	44,312
Non-allocated assets	22,877	25,934

Total assets	$204,683	$172,345

Goodwill:
Imaging Systems Group	$33,265	$33,265
Surveillance Systems Group	52,355	27,526

Total goodwill	$85,620	$60,791

        Included in non-allocated expenses are general corporate expense, interest expense and other income and expense. Identifiable assets by segment consist of those assets that are used in the segment's operations. Non-allocated assets are comprised primarily of short-term investments, cash and cash equivalents, corporate assets and deferred income tax assets.

        The following table presents the non-allocated identifiable assets:

	December 31,
	2007	2006
Non-allocated assets:
Cash and cash equivalents	$15,304	$6,044
Current deferred income tax assets	3,923	2,405
Corporate property, plant, equipment, net	1,482	107
Non-current deferred income tax assets	1,462	971
Other corporate assets	706	643
Assets held-for-sale	—	15,764

Total assets	$22,877	$25,934

Geographic Information

        The table below presents sales from continuing operations for specific geographic regions. Substantially all of our assets are located within the United States.

	Years Ended December 31,
	2007	2006	2005
United States	$148,164	$116,380	$93,974
Europe	15,196	9,441	9,888
Other foreign	8,261	4,107	4,804

Total sales	$171,621	$129,928	$108,666

AXSYS TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share data)

Note 14—Reporting Segments and Related Information (Continued)

Major Customer Information

        Major customer information (customers whose net sales exceed 10% of our consolidated revenues within a year) for the Imaging Systems Group is as follows:

        Sales to BAE Systems in 2007 represented 15.8% of our consolidated sales and 21.5% of sales within the group. Sales to Raytheon represented 10.9% of our consolidated sales in 2007 and 14.9% of sales within the group. As of December 31, 2007, Raytheon accounted for 13.2% and BAE Systems accounted 12.4% of our consolidated outstanding accounts receivable balance.

        Sales to BAE Systems in 2006 represented 14.6% of our consolidated sales and 17.8% of sales within the group. Raytheon was not a material customer during 2006. As of December 31, 2006, BAE Systems accounted for 13.7% of our consolidated outstanding accounts receivable balance.

        Sales to Raytheon in 2005 represented 15.2% of our consolidated sales and 17.2% of our sales within the group. BAE Systems was not a material customer during 2005. As of December 31, 2005, no individual customer represented more than 10% of our consolidated accounts receivable balance.

        There are no major customers, as defined above, for the Surveillance System Group for the time periods presented.

Note 15—Sales Lease-back of Facilities

        During 2007, we sold our buildings located in Nashua, New Hampshire for $6,405 and Cullman, Alabama for $3,695. Concurrent with the sale, we entered into 15-year operating leases with the buyer. Each lease is renewable at our option for an additional five years. As part of the sale and leaseback, we have no continuing involvement aside from the lease agreement. The $1,414 difference between the sales proceeds received (net of $511 closing costs) and the book value of assets sold was deferred and is being amortized over the life of the initial lease terms.

AXSYS TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share data)

Note 16—Selected Quarterly Financial Data (Unaudited)

        Selected quarterly financial data for the years ended December 31, 2007 and 2006 is summarized as follows (in thousands, except per share data):

	Quarters Ended (Unaudited)(2):
Statement of Operations Data:	March 31, 2007	June 30, 2007	September 29, 2007	December 31, 2007
Sales	$35,539	$42,955	$45,218	$47,909
Gross profit	11,043	14,101	14,658	15,920
Income from continuing operations	2,734	3,550	3,756	4,067
Net income	2,983	3,847	4,139	5,809
Diluted net income per share from continuing operations(1)	$0.27	$0.35	$0.37	$0.51
Diluted weighted-average common shares outstanding	10,946	11,007	11,140	11,293
	Quarters Ended (Unaudited)(2):
Statement of Operations Data:	April 1, 2006	July 1, 2006	September 30, 2006	December 31, 2006
Sales	$30,858	$31,672	$33,640	$33,758
Gross profit	9,733	10,317	10,586	10,258
Income from continuing operations	2,129	2,330	2,459	2,373
Net income	2,390	2,613	2,694	2,568
Diluted net income per share from continuing operations(1)	$0.22	$0.24	$0.25	$0.22
Diluted weighted-average common shares outstanding	10,878	10,924	10,883	10,923

(1)
Diluted net income per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly amounts may not necessarily equal the total for the year.

(2)
In the fourth quarter of 2007, the Distributed Products business was divested. Accordingly, the Distributed Products business has been accounted for as discontinued operations for all periods presented.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

COL. A	COL.B	COL. C	COL. D		COL. E		COL. F
		Additions
Classification	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Year
Year ended December 31, 2007:
Inventory Valuation Reserve	$4,720	$2,136	$—		$223		$6,633
Allowance for Doubtful Accounts	625	255	—		32	(a)	848
Year ended December 31, 2006:
Inventory Valuation Reserve	$3,141	$1,115	$640	(b)	$176		$4,720
Allowance for Doubtful Accounts	704	(32)	—		47	(a)	625
Year ended December 31, 2005:
Inventory Valuation Reserve	$3,313	$244	$265	(b)	$681		$3,141
Allowance for Doubtful Accounts	512	209	14		31	(a)	704

(a)
Uncollectible accounts written off, net of recoveries.

(b)
Relates to adjustments to cost accounting standards, which increased gross inventory as well as inventory reserve.

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation of Axsys (filed as Exhibit 3(4) to Axsys' Amendment No. 2 to Registration Statement on Form S-1, dated October 17, 1997 (Registration No. 333-36027) (the "Form S-1") and incorporated herein by reference).
3.2	By-Laws of Axsys (filed as Exhibit 2 to Axsys' Form 8-A dated August 8, 1991 (File No. 000-16182) and incorporated herein by reference).
10.1	Form of Incentive Stock Option Agreement, dated as of September 30, 1991 (filed as Exhibit 10(17) to Axsys' Annual Report on Form 10-K for the fiscal year ended December 30, 1991 (File No. 000-16182) and incorporated herein by reference).*
10.2	Amended and Restated Severance Protection Agreement between Axsys and Stephen W. Bershad dated as of June 9, 2005 (filed as Exhibit 10.4 to Axsys' Form 10-Q, filed April 25, 2007 (File No. 000-16182) and incorporated herein by reference).*
10.3	Employment Agreement, dated as of October 12, 2000, between Axsys and Stephen W. Bershad (filed as Exhibit 10(27) Axsys' Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 000-16182) and incorporated herein by reference). *
10.4	Form of Indemnification Agreement for all Directors and Officers of Axsys (filed as Exhibit 10(17) to Axsys' Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 000-16182) and incorporated herein by reference).*
10.5	Letter Agreement between David A. Almeida and Axsys dated as of November 14, 2001 (filed as Exhibit 10(18) to Axsys' Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 000-16182) and incorporated herein by reference). *
10.6	Severance Protection Agreement between Axsys and David A. Almeida dated as of June, 9 2005 (filed as Exhibit 10.5 to Axsys' Form 10-Q, filed April 25, 2007 (File No. 000-16182) and incorporated herein by reference).*
10.7	Severance Protection Agreement between Axsys and Scott B. Conner dated as of June 9, 2005 (filed as Exhibit 10.6 to Form 10-Q, filed April 25, 2007 (File No. 000-16182) and incorporated herein by reference).*
10.8	Summary of Management Incentive Plan (filed as Exhibit 10.10 to Axsys' Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-16182) and incorporated herein by reference).*
10.9	Purchase and Sale Agreement dated February 15, 2006 (filed as Exhibit 99.1 to Axsys' Form 8-K, filed on February 16, 2006 (File No. 000-16182) and incorporated herein by reference).
10.10	Credit Agreement, dated May 2, 2005, by and among Axsys, its subsidiaries and Fleet National Bank (filed as Exhibit 10.1 to Axsys' Form 10-Q, filed July 26, 2005 (File No. 000-16182) and incorporated herein by reference).
10.11	Purchase and Sale Agreement dated March 15, 2007 (Nashua, New Hampshire building) (filed as Exhibit 10.1 to Axsys' Form 10-Q, filed April 25, 2007 (File No. 000-16182) and incorporated herein by reference).
10.12	Purchase and Sale Agreement dated March 15, 2007 (Cullman, Alabama building) (filed as Exhibit 10.2 to Axsys' Form 10-Q, filed April 25, 2007 (File No. 000-16182) and incorporated herein by reference).
10.13	Amended and Restated Long-Term Stock Incentive Plan (filed as Exhibit 10.1 to Axsys' Form 8-K, filed May 14, 2007 (File No. 000-16182) and incorporated herein by reference).
10.14	Master Affirmation, dated April 10, 2007, to the Credit Agreement by and among Axsys Technologies, Inc. and its subsidiaries and Bank of America (filed as Exhibit 10.2 to Axsys' Form 10-Q, filed July 25, 2007 (File No. 000-16182) and incorporated herein by reference).

10.15	Asset Purchase Agreement, dated April 13, 2007, by and among Axsys Technologies, Inc. and Cineflex, LLC and parties thereto (filed as Exhibit 10.3 to Axsys' Form 10-Q, filed July 25, 2007 (File No. 000-16182) and incorporated herein by reference).
10.16	Letter Agreement between Stephen W. Bershad and Axsys Technologies, Inc. extending the term of the initial period of Mr. Bershad's Employment Agreement (filed as Exhibit 10.1 to Axsys' Form 10-Q, filed October 24, 2007 (File No. 000-16182) and incorporated herein by reference).
10.17	Asset Purchase Agreement, dated November 30, 2007, by and among Axsys Technologies, Inc. and AST Bearings, LLC (filed as Exhibit 2.1(1) to Axsys' Form 8-K, filed December 6, 2007 (File No. 000-16182) and incorporated herein by reference).
21	Subsidiaries of the Registrant
23	Consent of Ernst & Young LLP
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Chief Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350—Chief Executive Officer
32.2	Certification pursuant to 18 U.S.C. Section 1350—Chief Financial Officer

*
Indicates management contracts or compensatory plans or arrangements.

QuickLinks

PART I
  Item 1. BUSINESS
  Item 1A. RISK FACTORS
  Item 1B. UNRESOLVED STAFF COMMENTS
  Item 2. PROPERTIES
  Item 3. LEGAL PROCEEDINGS
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  Item 6. SELECTED FINANCIAL DATA
  Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  Item 9A. CONTROLS AND PROCEDURES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
  Item 9B. OTHER INFORMATION
PART III
  Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
  Item 11. EXECUTIVE COMPENSATION
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
  Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
ANNUAL REPORT ON FORM 10-K ITEM 8, ITEM 15(a)(1) and (2) INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE FINANCIAL STATEMENTS YEAR ENDED DECEMBER 31, 2007 AXSYS TECHNOLOGIES, INC.
AXSYS TECHNOLOGIES, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
AXSYS TECHNOLOGIES, INC. Consolidated Balance Sheets (Dollars in thousands, except share and per share data)
AXSYS TECHNOLOGIES, INC. Consolidated Statements of Operations (Dollars in thousands, except share and per share data)
AXSYS TECHNOLOGIES, INC. Consolidated Statements of Cash Flows (Dollars in thousands)
AXSYS TECHNOLOGIES, INC. Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss) (Dollars in thousands)
AXSYS TECHNOLOGIES, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except share and per share data)
December 31, 2007
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
EXHIBIT INDEX