Form 10-Q
period 2008-03-29
AXSYS TECHNOLOGIES INC
filed 2008-04-23
CIK 206030

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2008

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐    Accelerated filer ☒

Non-accelerated filer ☐      Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐  No .☒

The number of shares outstanding of the registrant’s common stock as of April 15, 2008 was 10,969,325.

AXSYS TECHNOLOGIES, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

AXSYS TECHNOLOGIES, INC.

Consolidated Balance Sheets

(Dollars in thousands, except share and per share data)

	March 29, 2008 (Unaudited)	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,053	$15,304
Accounts receivable – net	23,919	14,140
Inventories – net	54,498	52,362
Income taxes – deferred	4,804	3,923
Prepaid expenses	1,315	1,047
Other current assets	404	491
TOTAL CURRENT ASSETS	96,993	87,267
PROPERTY, PLANT AND EQUIPMENT – net	18,486	17,876
INTANGIBLE ASSETS – net	12,028	12,286
GOODWILL	85,620	85,620
OTHER ASSETS	1,556	1,634
TOTAL ASSETS	$214,683	$204,683

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$13,074	$9,325
Accrued expenses and other current liabilities	22,846	21,650
Deferred income	10,284	12,742
TOTAL CURRENT LIABILITIES	46,204	43,717
OTHER LONG-TERM LIABILITIES	9,198	8,836
SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value per share: authorized 30,000,000 shares, issued 10,972,500 shares at March 29, 2008 and 10,842,580 shares at December 31, 2007	110	108
Capital in excess of par	106,920	104,674
Accumulated other comprehensive income	(271)	(81)
Retained earnings	52,924	47,816
Treasury stock, at cost, 9,250 shares at March 29, 2008 and 9,419 shares at shares at December 31, 2007	(402)	(387)
TOTAL SHAREHOLDERS’ EQUITY	159,281	152,130

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$214,683	$204,683

See accompanying notes to consolidated financial statements.

AXSYS TECHNOLOGIES, INC.

Consolidated Statements of Operations

(Dollars in thousands, except share and per share data - Unaudited)

	For the Three Months Ended
	March 29, 2008	March 31, 2007

Sales	$56,430	$35,539
Cost of sales	37,223	24,496
Gross profit	19,207	11,043

Selling, general and administrative expenses	9,257	5,341
Research, development and engineering expenses	1,957	1,083
Operating income	7,993	4,619
Interest expense	(13)	(9)
Interest income	120	63
Other income (expense), net	36	(263)

Income from continuing operations before income taxes	8,136	4,410
Provision for income taxes	3,028	1,676
Income from continuing operations	5,108	2,734
Income from discontinued operations, net of income taxes	—	249
Net income	$5,108	$2,983

BASIC EARNINGS PER SHARE:
Continuing operations	$0.47	$0.26
Discontinued operations	—	0.02
Total	$0.47	$0.28
Weighted average basic common shares outstanding	10,896,424	10,657,209
DILUTED EARNINGS PER SHARE:
Continuing operations	$0.45	$0.25
Discontinued operations	—	0.02
Total	$0.45	$0.27

Weighted average diluted common shares outstanding	11,451,052	10,945,641

See accompanying notes to consolidated financial statements.

AXSYS TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

(Dollars in thousands - Unaudited)

	For the Three Months Ended
	March 29, 2008	March 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,108	$2,983
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Income from discontinued operations, net of tax	—	(249)
Depreciation	897	910
Amortization of intangibles	258	196
Deferred income taxes	(79)	93
Share-based compensation expense	367	295
Other, net	26	241
Changes in operating assets and liabilities:
Accounts receivable	(9,779)	(2,231)
Inventories	(2,136)	(3,460)
Other current assets and other assets	(183)	41
Accounts payable	3,749	394
Accrued expenses and other liabilities	4,181	1,551
Deferred income	(2,458)	2,888
Long-term liabilities	(176)	(162)
Net cash (used in) provided by:
Continuing operations	(225)	3,490
Discontinued operations	(368)	(663)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(593)	2,827

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,527)	(1,625)
Acquisition earn-out payments	(2,966)	(1,183)
Net cash (used in) investing activities:
Continuing operations	(4,493)	(2,808)
Discontinued operations	—	(15)
NET CASH USED IN INVESTING ACTIVITIES	(4,493)	(2,823)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of options	611	84
Tax benefit from exercise of stock options	1,224	63
Net cash provided by financing activities:
Continuing operations	1,835	147
Discontinued operations	—	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,835	147

NET CHANGE IN CASH AND CASH EQUIVALENTS	(3,251)	151

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	15,304	6,044

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,053	$6,195

See accompanying notes to consolidated financial statements.

AXSYS TECHNOLOGIES, INC.

Consolidated Statements of Shareholders’ Equity

For the Three Months Ended March 29, 2008 and March 31, 2007

(Dollars in thousands - Unaudited)

	Common Stock	Capital in Excess of	Accumulated Other Comprehensive	Retained	Treasury Stock		Comprehensive
	Amount	Par	Gain/ (Loss)	Earnings	Amount	Total	Income
Balance at December 31, 2007	$108	$104,674	$(81)	$47,816	$(387)	$152,130

Net income	—	—	—	5,108	—	5,108	$5,108
Foreign exchange contract	—	—	(190)	—	—	(190)	(190)
Total comprehensive income	—	—	—	—	—	—	$4,918
Share-based compensation expense	—	367	—	—	—	367
Share-based awards issued, net	2	624	—	—	(15)	611
Contribution to 401(k) plan	—	31	—	—	—	31
Tax benefit on exercise of stock options	—	1,224	—	—	—	1,224

Balance at March 29, 2008	$110	$106,920	$(271)	$52,924	$(402)	$159,281

Balance at December 31, 2006	$106	$99,111	$—	$31,977	$(6)	$131,188

Cumulative effect of adjustment due to adoption of FIN 48	—	—	—	(939)	—	(939)

Balance at January 1, 2007	106	99,111	—	31,038	(6)	130,249

Net income	—	—	—	2,983	—	2,983
Share-based compensation expense	—	295	—	—	—	295
Share-based awards issued, net	1	114	—	—	(31)	84
Contribution to 401(k) plan	—	22	—	—	—	22
Tax benefit on exercise of stock options	—	63	—	—	—	63

Balance at March 31, 2007	$107	$99,605	$—	$34,021	$(37)	$133,696

See accompanying notes to consolidated financial statements.

AXSYS TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data - Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements of Axsys Technologies, Inc. (“Axsys” or “we”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP. In the opinion of management, all significant adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the three months ended March 29, 2008 and March 31, 2007 have been included. Operating results for the three months ended March 29, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The financial information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes in Axsys’ Annual Report on Form 10-K for the fiscal year ended December 31, 2007. The consolidated balance sheet dated December 31, 2007, included in this Form 10-Q has been derived from the audited consolidated financial statements at that date.

Basic earnings per share have been computed by dividing net income by the weighted average number of common shares outstanding. The dilutive effect of stock options on the weighted average number of common shares was 554,628 shares for the three months ended March 29, 2008 compared to 288,432 shares for the three months ended March 31, 2007. For the three months ended March 29, 2008, there were no anti-dilutive common shares.

Note 2 – Acquisitions

On April 13, 2007, Axsys acquired substantially all of the assets of Cineflex, LLC (“Cineflex”), a privately held manufacturer of high-precision gyrostabilized aerial camera systems.

The results of Cineflex’s operations from the date of acquisition are included in our Surveillance Systems Group. Unaudited pro forma results of operations for the three months ended March 31, 2007, as if Axsys had purchased Cineflex as of the beginning of the 2007 fiscal year, are presented below. The pro forma results include estimates and assumptions which, our management believes are reasonable. However, the pro forma results do not include any cost savings or other effects of the integration of Cineflex and are not necessarily indicative of the results which would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future.

	As Originally Reported March 31, 2007	(Unaudited) Pro Forma 2007
Net sales	$35,539	$39,871
Net income	2,983	3,558
Earnings per common share:
Basic	$0.28	$0.33
Diluted	$0.27	$0.33

Note 3 – Inventories – net

Inventories, determined by lower of cost (first-in, first-out or average) or market, consist of:

	March 29,	December 31,
	2008	2007
Raw materials	$28,032	$26,314
Work-in-process	30,116	26,804
Finished goods	2,973	5,877
Gross inventories	61,121	58,995
Less reserve	(6,623)	(6,633)
Net inventories	$54,498	$52,362

AXSYS TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data - Unaudited)

Note 4 – Segment Data

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

The following tables present our business segment information for continuing operations:

	Three Months Ended
	March 29, 2008	March 31, 2007
Sales:
Imaging Systems Group	$39,653	$26,572
Surveillance Systems Group	17,872	9,189
Intersegment eliminations	(1,095)	(222)
Total sales	$56,430	$35,539

Income from continuing operations:
Imaging Systems Group	$7,069	$4,312
Surveillance Systems Group	3,448	1,958
Intersegment eliminations	(274)	(55)
Operating income from reporting segments	10,243	6,215
Non-allocated expenses	(2,107)	(1,805)
Income from continuing operations before income taxes	$8,136	$4,410

AXSYS TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data - Unaudited)

Note 4 – Segment Data (Continued)

	March 29, 2008	December 31, 2007
Identifiable assets:
Imaging Systems Group	$116,083	$108,911
Surveillance Systems Group	78,264	72,895
Non-allocated assets	20,336	22,877
Total assets	$214,683	$204,683

Goodwill:
Imaging Systems Group	$33,265	$33,265
Surveillance Systems Group	52,355	52,355
Total goodwill	$85,620	$85,620

Included in non-allocated expenses are general corporate expense, interest expense, and other income and expense. Identifiable assets by segment consist of those assets that are used in the segment’s operations. Non-allocated assets are comprised primarily of short-term investments, cash and cash equivalents, corporate assets and deferred income tax assets.

The following table presents the non-allocated identifiable assets:

	March 29, 2008	December 31, 2007
Non-allocated assets:
Cash and cash equivalents	$12,053	$15,304
Current deferred income tax assets	4,804	3,923
Corporate property, plant, equipment, net	1,453	1,482
Non-current deferred income tax assets	1,386	1,462
Other corporate assets	640	706
Total assets	$20,336	$22,877

Note 5 – Income Taxes

The consolidated effective tax rate was 37.2% for the three months ended March 29, 2008 compared to 38.0% in the comparable period of 2007.

Axsys adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), at the beginning of fiscal year 2007. As a result of the implementation of FIN 48, we recognized a $939 increase to reserves for uncertain tax positions. This increase was accounted for as an adjustment to the beginning balance of retained earnings on our balance sheet. At March 29, 2008, we had approximately $3,846 of unrecognized tax benefits, of which $845 would favorably affect our effective tax rate if recognized.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 29, 2008, we had approximately $1,363 of accrued interest and penalties related to uncertain tax positions included in the unrecognized tax benefits mentioned above. During the first three months of 2008, we did not recognize interest and penalties related to uncertain tax positions.

As of March 29, 2008, we do not expect any material changes to unrecognized tax positions within the next twelve months.

AXSYS TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data - Unaudited)

Note 6 – Warranty Accruals

We provide warranties for certain of our products. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information on the nature, frequency and average cost of warranty claims.

The following table summarizes product warranty activity:

Balance at December 31, 2007	$1,466
Provision	136
Payments	(277)
Balance at March 29, 2008	$1,325

Note 7 – Shareholders’ Equity

Treasury Stock

We use treasury shares for general corporate purposes, including the satisfaction of commitments under employee benefit plans and stock options.

Changes in treasury stock were as follows:

	Common Stock		Treasury Stock
Number of shares	Shares	Amount	Shares	Amount
Balance at December 31, 2007	10,842,580	$108	9,419	$387
Share-based awards issued, net	129,094	2	(169)	15
Contribution to the 401(k) plan	826	—	—	—
Balance at March 31, 2008	10,972,500	$110	9,250	$402

Balance at December 31, 2006	10,643,934	$106	572	$6
Share-based awards cancelled, net of issued	—	—	1,649	31
Share-based awards issued, net	29,845	1	—	—
Contribution to the 401(k) plan	1,272	—	—	—
Balance at March 31, 2007	10,675,051	$107	2,221	$37

Note 8 – Discontinued Operations

During the fourth quarter of 2007, we sold our Distributed Products business, which was previously reported in the Distributed Products Group for segment reporting. We also re-aligned our company during the fourth quarter of 2007 around our core market segments and announced our reorganization into two business units, the Surveillance System Group and the Imaging Systems Group.

Sales of $6,002 and income before taxes of $401 of the Distributed Products business are included in discontinued operations for the period ended March 31, 2007.

AXSYS TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data - Unaudited)

Note 9 - Contingencies

Axsys is a defendant in various lawsuits, none of which are expected to have a material adverse effect on Axsys’ business or financial position.

Note 10 - Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards “SFAS” No. 157, “Fair Value Measurements” (“SFAS 157”).  This statement was effective as of the beginning of fiscal 2008.  SFAS 157 provides a common fair value hierarchy for companies to follow in determining fair value measurements in the preparation of financial statements and expands disclosure requirements relating to how fair value measurements were developed. SFAS 157 clarifies the principle that fair value should be based on the assumptions that the marketplace would use when pricing an asset or liability, rather than company specific data.  The adoption of SFAS 157 did not have a material impact on our results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities, Including an amendment of FASB Statement No. 115” (“SFAS 159”).  This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  SFAS 159 was effective as of the beginning of fiscal 2008 and had no impact on our results of operations and financial position.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), and SFAS No. 160, “Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”).  These new standards will significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements.

SFAS 141(R) is required to be adopted concurrently with SFAS 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Early adoption is prohibited. We are currently assessing the impact that SFAS 141(R) will have on our results of operations and financial position.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

The following discussion should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in Item 1 of this quarterly report on Form 10-Q.

Overview

We are a leading designer and manufacturer of precision optical solutions for defense, aerospace, homeland security and high-performance commercial applications. These sophisticated solutions are typically found in applications that demand the finest optical surfaces, highest accuracy and tightest motion control tolerances. Application examples include weapon systems, long-range surveillance cameras and highly precise imaging telescopes. We typically sell our products to government institutions such as the U.S. Border Patrol, Army, Navy, Air Force and Coast Guard, and to large defense contractors for integration into larger platforms.

Our products are sold to both end-user communities and original equipment manufactures in a variety of markets that demand the precision and performance that our products and capabilities provide.

Highlights

•                  Sales in the first quarter of fiscal 2008 increased 59% to $56.4 million, compared with $35.5 million in the same period in the prior year, driven by the addition of the gyrostabilized gimbal business through our acquisition of Cineflex LLC and strong organic growth across the company.

•                  Our gross margin in the first quarter of fiscal 2008 improved to 34.0% from the same period a year ago at 31.1% of sales. Gross margin benefited from sales mix, including a faster growth rate from higher-margin Surveillance Systems Group products.

•                  Our backlog increased 13% to $158.1 million in the first quarter of 2008, compared to 140.2 million at the end of the fourth quarter of 2007, largely due to sizable infrared lens orders received for multiple large military programs.

Results of Operations

The following tables set forth certain financial data for the three months ended March 29, 2008 and March 31, 2007.

  (in thousands and as a percentage of sales)

	Three Months Ended
	March 29, 2008		March 31, 2007
Sales	$56,430	100.0%	$35,539	100.0%
Cost of sales	37,223	66.0	24,496	68.9
Gross profit	19,207	34.0	11,043	31.1
Selling, general and administrative expenses	9,257	16.4	5,341	15.0
Research, development and engineering expenses	1,957	3.5	1,083	3.0
Operating income	7,993	14.1	4,619	13.0
Interest expense	(13)	(0.0)	(9)	—
Interest income	120	0.2	63	0.2
Other income (expense), net	36	0.1	(263)	(0.7)
Income from continuing operations before income taxes	8,136	14.4	4,410	12.4
Provision for income taxes	3,028	(5.4)	1,676	(4.7)
Income from continuing operations	5,108	9.0	2,734	7.7
Income from discontinued operations, net of tax	—	0.0	249	0.7
Net income	$5,108	9.0%	$2,983	8.4%

Consolidated Results

Sales increased 58.8% for the three months ended March 29, 2008 compared to the same period in the prior year.  Sales growth was primarily driven by our imaging business, which included increased shipments of our lens assemblies in support of the U.S. Army’s thermal weapons sight program and its remote weapons stations programs. Revenue growth was also strong within our infrared camera product lines, as we continue to support such military applications as bomb detection and surveillance. The addition of our gyrostabilized gimbal business also contributed to our sales growth during the first quarter of 2008.

Gross margin increased from 31.1% in the first quarter of 2007 to 34.0% in the first quarter of 2008.  The increase in gross margin for the first quarter of 2008 was due to both the increased volume and change in product mix. The higher margins found within the gyrostabilized gimbal business helped to drive our overall margins to record levels in the first quarter of 2008.

Our selling, general and administrative spending increased $3.9 million or 73.3% in the first quarter of 2008 when compared to the first quarter of 2007. The increase in spending was primarily due to the acquisition of Cineflex, which added approximately $2.0 million of operating expense during the first quarter of 2008. We also continue to invest in our infrastructure to support the growth from our business.

Our research, development and engineering expense as a percentage of sales increased by 0.5% for the three months ended March 29, 2008 compared to the same period in the prior year.  This increase was mainly due the addition of the gyrostabilized gimbal business and the continued development of our infrared product lines, as we continue to focus on product requirements to meet future customer demands.

Other Income and Expenses

Interest income.  Interest income was $0.1 million in each of the first quarter of 2008 and 2007. Interest income was primarily composed of income from cash and cash equivalents and short-term investments.

Other expense and income, net.  Net other income was $36 thousand in the first quarter of 2008 compared to net other expense of $0.3 million in the comparable period of 2007. In the first quarter of 2007, we incurred a $131 thousand charge for the impairment of an intangible asset. Other income and expenses also reflected gains and losses incurred as a result of foreign exchange rates and the disposal of capital equipment.

Income Taxes.  The consolidated effective tax rate was 37.2% for the three months ended March 29, 2008 compared to 38.0% in the comparable period of 2007. During the first three months of 2008, we recorded a tax expense of 34.2% for federal taxes and 3.0% for state taxes.

Discontinued operations.  We recognized income after income taxes of $0.2 million for the three months ended March 31, 2007 from our Distributed Products business.

Results of Segment Operations

The following tables and discussion set forth selected financial information from continuing operations on a segment basis for the three months ended March 29, 2008 and March 31, 2007.

Imaging Systems Group

(table in thousands and as a percentage of sales)

	March 29, 2008		March 31, 2007
Sales	$38,558	100.0%	$26,350	100.0%
Gross profit	11,559	30.0%	7,701	29.2%
Operating income	6,795	17.6%	4,257	16.2%

Sales in the Imaging Systems Group increased 46.3% for the three months ended March 29, 2008 compared to the same period in 2007.  The increase in sales was attributable to strong growth among a number of our product lines including our infrared lens and other optical subsystems. We are continuing to experience revenue growth within the infrared product lines due to our participation in large scale military programs such as the U.S. Army’s thermal weapons sight program, as well as, the common remotely-operated weapon station program, or “CROWS”. In addition, during the first quarter of 2008, we also benefited from additional revenue growth within our targeting, navigation and surveillance products, which are used in the defense, space and homeland security markets.

Gross margin for the three months ended March 29, 2008 increased slightly when compared to the same period in 2007.  While margins benefited from increased volume, they were offset by a continued shift in sales mix, including the faster growth of our lower-margin large-scale military programs within our infrared lens products.

Operating income increased $2.5 million for the three months ended March 29, 2008 compared to the same period in 2007 increasing our operating margin as we gain leverage with the increased volume.

Surveillance Systems Group

(table in thousands and as a percentage of sales)

	March 29, 2008		March 31, 2007
Sales	$17,872	100.0%	$9,189	100.0%
Gross profit	7,648	42.8%	3,342	36.4%
Operating income	3,448	19.3%	1,958	21.3%

Sales in the Surveillance Systems Group increased 94.5% for the three months ended March 29, 2008 compared to the same period in 2007.  The increase in revenue was attributable to strong organic growth among our infrared camera product lines.  With the increasing threat of terrorism and the need for stronger border control around the world, we believe the demand for our cameras will continue to grow. The 2007 acquisition of our gyrostabilized gimbal business also contributed to the sales growth during the first quarter of 2008.

Gross profit margin for the three months ended March 29, 2008 increased 6.4 basis points when compared to the same period in 2007. Our gyrostabilized camera system product lines are currently used exclusively in commercial applications, which generally carry higher margins than our military product lines.

Operating income increased $1.5 million for the three months ended March 29, 2008 compared to the same period in 2007, primarily as a result of higher sales volume and gross margin improvements, offset partially by additional operating expenses of $2.0 million associated with the operation of our gyrostabilized gimbal business. Our investment in infrastructure and research and development efforts increased as we continue to focus on requirements for current and future customer demand.

Liquidity and Capital Resources

Axsys’ strategy to enhance shareholder value is dependent on our ability to take advantage of both internal and external business opportunities as they arise. Maximizing the utilization of our cash resources is crucial to the successful execution of our strategy. During 2007 we amended our credit agreement to increase our revolving line of credit from $15.0 million to $40.0 million. Up to $3.0 million of the revolving credit facility may be utilized to issue letters of credit.  We had no borrowings outstanding under the revolving credit facility at March 29, 2008; however $2.4 million of the revolving credit facility was utilized for outstanding letters of credit.  Our credit facility requires us to maintain compliance with certain covenants, including covenants regarding minimum EBITDA, a minimum fixed charge coverage ratio and a maximum leverage ratio. As of March 29, 2008, we were in compliance with all covenants required under our credit facility. Amounts borrowed under the credit facility were secured by a lien on all our assets and the assets of our subsidiaries, as well as a pledge of the stcok of our subsidiaries.

We continue to invest in new growth opportunities and increase spending on research and development and capital equipment that is critical to increased production capacity.

With our existing cash balance, anticipated cash flows from operations and available borrowings under our revolving credit facility, management believes that Axsys has sufficient liquidity to finance its operations, capital expenditures and working capital requirements for the foreseeable future, including at least the next twelve months.

Operating Activities

Our net income for the three months ended March 29, 2008 was $5.1 million, which included $1.2 million of depreciation and amortization, $0.4 million of share-based compensation expense, a $0.1 million increase in our deferred tax assets and $26 thousand of other non-cash items.

We utilized $6.8 million of cash to fund changes in our operating assets and liabilities from continuing operations. This was driven by the utilization of $9.8 million of cash to fund an increase in our accounts receivable primarily as a result of increased sales volume and increased unbilled receivables generated by an excess of cost over billings on percentage-of-completion contracts.

In addition, we utilized $2.1 million to fund an increase in our inventories, which was needed to support the growth within the business. We also utilized $2.5 million of cash to fund changes in deferred revenues resulting from decreased customer deposits during the first quarter of 2008. In addition, we used $0.4 million in cash to fund changes in other assets and other liabilities for costs associated with the utilization of loss contract reserve and employee benefits.  These uses of cash were partially offset by a $7.9 million increase in accrued expenses and accounts payable largely due to increased inventory level and the timing of vendor invoices and federal income tax payments partially offset by the payment of 2007 management incentives.

During the first quarter of 2008, cash used by discontinued operations totaled $0.4 million, consisting of cash used in conjunction with the fourth quarter of 2007 sale of our Distributed Products business and environmental clean-up activities of various formerly owned sites.

Our net income for the three months ended March 31, 2007 was $3.0 million, which included $1.1 million of depreciation and amortization, $0.3 million of share-based compensation expense and $0.4 million of other non-cash items. In addition, net income includes $0.2 million of income from our discontinued operations, net of tax.

In the first quarter of 2007, we utilized $1.0 million of cash to fund changes in our operating assets and liabilities from continuing operations. We utilized $2.2 million of cash to fund an increase in accounts receivable primarily as a result of increased sales volume. We used $3.4 million of cash to fund an increase in our inventories, which resulted from long lead-time orders and increased sales by our Imaging Systems Group. Accrued liabilities increased $1.5 million during the three months ended March 31, 2007 primarily due to the timing of federal income tax payments.  In the first three months of 2007, deferred income increased $2.9 million primarily as a result of increased customer deposits.  The $0.4 million increase in accounts payable was primarily related to increased inventory levels. Additional cash outflows of $0.1 million were primarily for costs associated with the utilization of loss contract reserve and former employees’ retirement benefits.

During the first quarter of 2007, cash used by discontinued operations totaled $0.7 million. This consists of cash used by our Distributed Products business and cash used for environmental clean-up activities various formerly owned sites.

Investing Activities

Net cash used in investing activities from continuing operations was $4.5 million for the three months ended March 29, 2008.  We utilized $1.5 million of cash for capital expenditures primarily for the purchase of production and testing equipment. We also utilized $3.0 million of cash for an earn-out payment related to our 2007 acquisition of Cineflex.

Net cash used in investing activities from continuing operations was $2.8 million during the first quarter of 2007. We utilized $1.6 million of cash for capital expenditures, primarily for the purchase of production and testing equipment. We also utilized $1.2 million of cash for the final earn-out payment in conjunction with the acquisition of Telic.  Net cash used in investing activities from discontinued operation was $15 thousand in the first quarter of 2007, which represented purchases of capital equipment by our Distributed Products business.

Financing Activities

Financing activities provided $1.8 million of cash in the first quarter 2008 and $0.1 million in the first quarter of 2007. We received $0.6 million in 2008 and $0.1 million in 2007 of the proceeds from the exercise of stock options. In addition, we recorded a tax benefit of $1.2 million during the first quarter of 2008 and $0.1 million during the first quarter of 2007 related to the exercise of stock options.

Backlog

A substantial portion of Axsys’ business is of a build-to-order nature requiring various engineering, manufacturing, testing and other processes to be performed prior to shipment.  As a result, Axsys generally has a significant backlog of orders to be shipped.  Axsys ended the first three months of 2008 with a backlog of $158.1 million, compared to a backlog of $121.0 million at March 31, 2007, an increase of $37.1 million, or 30.7%.  We believe that a substantial portion of our backlog of orders at March 29, 2008 will be shipped over the next twelve months. However, approximately 7.9% of our current backlog will be shipped in the second quarter of 2009 and beyond.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board “FASB” issued Statement of Financial Accounting Standards “SFAS” No. 157, “Fair Value Measurements” (“SFAS 157”).  This statement was effective as of the beginning of fiscal 2008.  SFAS 157 provides a common fair value hierarchy for companies to follow in determining fair value measurements in the preparation of financial statements and expands disclosure requirements relating to how fair value measurements were developed. SFAS 157 clarifies the principle that fair value should be based on the assumptions that the marketplace would use when pricing an asset or liability, rather than company specific data.  The adoption of SFAS 157 did not have a material impact on our results of operations and financial positions.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities, Including an amendment of FASB Statement No. 115” (“SFAS 159”).  This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  SFAS 159 was effective as of the beginning of fiscal 2008 and had no impact on our results of operations and financial position.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), and SFAS No. 160, “Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”).  These new standards will significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statement.

SFAS 141(R) is required to be adopted concurrently with SFAS 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Early adoption is prohibited. We are currently assessing the impact that SFAS 141(R) will have on our results of operations and financial position.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Axsys’ market risk sensitive instruments do not subject it to material risk exposures. Our revolving credit facility remains available through May 2012, subject to optional prepayment in accordance with its terms. We may elect to have any borrowing under the revolving credit facility bear interest either at the bank’s prime rate or the LIBOR rate plus a margin of 100 to 200 basis points, depending on our consolidated funded debt-to-consolidated EBITDA ratio.  We have the option of selecting the 1-month, 2-month,   3-month or 6-month LIBOR rate. Up to $3.0 million of the revolving credit facility may be utilized to issue letters of credit.  We had no borrowings outstanding under the revolving credit facility at March 29, 2008; however $2.4 million of the revolving credit facility was utilized for outstanding letters of credit. Amounts borrowed under the credit facility were secured by a lein on all of our assets and the assets of our subsidiaries, including a pledge of the stock of all of our subsidiaries.

In the fourth quarter of 2007, we signed a multi-year, fixed-price, Euro-denominated sales contract valued at €4.0 million. We began reporting revenue on this contract in the fourth quarter of 2007, based on the percentage of completion accounting method. We anticipate receiving Euro cash payments under this contract between April 2008 and April 2010.  This contract exposes us to foreign currency fluctuations, which could adversely impact the revenues and cash flows under this contract. To mitigate this risk we entered into foreign currency forward contracts, which currently qualify for hedge accounting treatment.  Related gains and losses on these contracts, to the extent they are effective hedges, are recognized in income at the same time the hedged transaction is recognized or when the hedged asset or liability is adjusted. To the extent the hedges are ineffective, gains and losses on the contracts are recognized in the current period. At March 29, 2008, the fair values of the forward exchange contracts outstanding, as well as the amounts of gains and losses recorded during the year then ended, were not material.

We evaluated the credit quality of the counterparty to this derivative transaction and determined that the counterparty had only minimal credit risk. We periodically monitor changes to the credit quality of the counterparty. We do not hold or issue derivative financial instruments for trading or speculative purposes

Item 4. CONTROL AND PROCEDURES

As of March 29, 2008, management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of Axsys’ disclosure controls and procedures. Our principal executive officer and principal financial officer concluded, based on their review, that Axsys’ disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), were, as of the end of the period covered by this quarterly report, effective to ensure that information required to be disclosed by Axsys in reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

During the first quarter of 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 – February 2, 2008	—	$—	—	199,917
February 3 – March 1, 2008	—	—	—	199,917
March 2 – March 29, 2008	11,102	43.89	—	199,917
Total	11,102	$43.89	—	199,917

(1) Represents shares of Axsys common stock surrendered or deemed surrendered to the company to satisfy tax withholding obligations in connection with the distribution of shares of stock under employee stock-based compensation plans.

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

Item 6.  EXHIBITS

30.1	Amended and restated By-Laws of Axsys (filed as Exhibit 3.1 to Axsys’ Form 8-K filed on March 3, 2008 (File No. 000-16182) and incorporated herein by reference).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350 – Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. Section 1350 – Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date: April 23, 2008		AXSYS TECHNOLOGIES, INC.

	By:	/s/Stephen W. Bershad
Stephen W. Bershad
Chairman of the Board of Directors
and Chief Executive Officer

/s/ David A. Almeida
David A. Almeida
Executive Vice President, Chief Financial Officer
and Treasurer
(Principal Financial Officer)

EXHIBITS INDEX

Exhibit Number	Description
30.1	Amended and restated By-Laws of Axsys (filed as Exhibit 3.1 to Axsys’ Form 8-K filed on March 3, 2008 (File No. 000-16182) and incorporated herein by reference).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350 – Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. Section 1350 – Chief Financial Officer