Form 10-Q
period 2008-06-28
AXSYS TECHNOLOGIES INC
filed 2008-07-22
CIK 206030

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2008

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ x ]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock as of July 18, 2008 was 11,123,286.

AXSYS TECHNOLOGIES, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. — FINANCIAL STATEMENTS

AXSYS TECHNOLOGIES, INC.

Consolidated Balance Sheets

(Dollars in thousands, except share and per share data)

	June 28, 2008 (Unaudited)	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,294	$15,304
Accounts receivable — net	27,578	14,140
Inventories — net	58,352	52,362
Income taxes — deferred	5,505	3,923
Prepaid expenses	1,544	1,047
Other current assets	347	491
TOTAL CURRENT ASSETS	102,620	87,267
PROPERTY, PLANT AND EQUIPMENT — net	20,534	17,876
INTANGIBLE ASSETS — net	11,746	12,286
GOODWILL	85,620	85,620
OTHER ASSETS	1,398	1,634
TOTAL ASSETS	$221,918	$204,683

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$16,834	$9,325
Accrued expenses and other current liabilities	18,430	21,650
Deferred income	7,298	12,742
TOTAL CURRENT LIABILITIES	42,562	43,717
OTHER LONG-TERM LIABILITIES	9,394	8,836
SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value per share: authorized 30,000,000 shares, issued 11,121,186 shares at June 28, 2008 and 10,842,580 shares at December 31, 2007	111	108
Capital in excess of par	111,101	104,674
Accumulated other comprehensive income	(277)	(81)
Retained earnings	59,027	47,816
Treasury stock, at cost, 9,419 shares at shares at December 31, 2007	—	(387)
TOTAL SHAREHOLDERS’ EQUITY	169,962	152,130

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$221,918	$204,683

See accompanying notes to consolidated financial statements.

AXSYS TECHNOLOGIES, INC.

Consolidated Statements of Operations

(Dollars in thousands, except share and per share data - Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Sales	$60,317	$42,955	$116,747	$78,494
Cost of sales	39,592	28,854	76,815	53,350
Gross profit	20,725	14,101	39,932	25,144

Selling, general and administrative expenses	8,856	6,249	18,113	11,590
Research, development and engineering expenses	2,097	1,863	4,054	2,946
Operating income	9,772	5,989	17,765	10,608
Interest expense	(12)	(263)	(25)	(272)
Interest income	68	56	188	119
Other income (expense), net	85	11	121	(252)
Income from continuing operations before income taxes	9,913	5,793	18,049	10,203
Provision for income taxes	3,684	2,243	6,712	3,919
Income from continuing operations	6,229	3,550	11,337	6,284
(Loss) income from discontinued operations, net of income taxes	(126)	297	(126)	546
Net income	$6,103	$3,847	$11,211	$6,830

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.56	$0.33	$1.03	$0.59
Discontinued operations	(0.01)	0.03	(0.01)	0.05
Total	$0.55	$0.36	$1.02	$0.64
Weighted average basic common shares outstanding	11,033,865	10,686,285	10,965,908	10,671,827

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.54	$0.32	$0.99	$0.57
Discontinued operations	(0.01)	0.03	(0.01)	0.05
Total	$0.53	$0.35	$0.98	$0.62
Weighted average diluted common shares outstanding	11,437,526	11,006,968	11,394,495	10,976,385

See accompanying notes to consolidated financial statements.

AXSYS TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

(Dollars in thousands - Unaudited)

	For the Six Months Ended
	June 28, 2008	June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,211	$6,830
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Income from discontinued operations, net of tax	126	(546)
Depreciation	1,834	1,803
Amortization of intangibles	540	461
Deferred income taxes	(311)	21
Share-based compensation expense	838	576
Other, net	47	285
Changes in operating assets and liabilities:
Accounts receivable	(13,438)	(1,563)
Inventories	(5,990)	(5,571)
Other current assets and other assets	(324)	(202)
Accounts payable	7,509	(701)
Accrued expenses and other liabilities	(269)	(146)
Deferred income	(5,444)	3,373
Long-term liabilities	(203)	(234)
Net cash (used in) provided by:
Continuing operations	(3,874)	4,386
Discontinued operations	(559)	790
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(4,433)	5,176

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,517)	(2,604)
Acquisition, net of cash acquired	—	(27,020)
Acquisition earn-out payments	(2,966)	(1,183)
Proceeds from disposals of property, plant and equipment	—	9,589
Net cash used in investing activities:
Continuing operations	(7,483)	(21,218)
Discontinued operations	—	(35)
NET CASH USED IN INVESTING ACTIVITIES	(7,483)	(21,253)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of borrowings	—	(11,000)
Proceeds from borrowings, net	—	25,000
Proceeds from the exercise of stock options	1,997	247
Tax benefit from exercise of stock options	3,909	106
Payment of debt issue costs	—	(69)
Payments under stock buyback program	—	(1)
Net cash provided by financing activities:
Continuing operations	5,906	14,283
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,906	14,283

NET CHANGE IN CASH AND CASH EQUIVALENTS	(6,010)	(1,794)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	15,304	6,044

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,294	$4,250

See accompanying notes to consolidated financial statements.

AXSYS TECHNOLOGIES, INC.

Consolidated Statements of Shareholders’ Equity

For the Six Months Ended June 28, 2008 and June 30, 2007

(Dollars in thousands - Unaudited)

	Common Stock Amount	Capital in Excess of Par	Accumulated Other Comprehensive (Loss)	Retained Earnings	Treasury Stock Amount	Total	Comprehensive Income
Balance at December 31, 2007	$108	$104,674	$(81)	$47,816	$(387)	$152,130

Net income	—	—	—	11,211	—	11,211	$11,211
Foreign exchange contract	—	—	(196)	—	—	(196)	(196)
Total comprehensive income	—	—	—	—	—	—	$11,015
Share-based compensation expense	—	838	—	—	—	838
Share-based awards issued, net	3	1,643	—	—	351	1,997
Contribution to 401(k) plan	—	37	—	—	36	73
Tax benefit on exercise of stock options	—	3,909	—	—	—	3,909

Balance at June 28, 2008	$111	$111,101	$(277)	$59,027	$—	$169,962

Balance at December 31, 2006	$106	$99,111	$—	$31,977	$(6)	$131,188

Cumulative effect of adjustment due to adoption of FIN 48	—	—	—	(939)	—	(939)

Balance at January 1, 2007	106	99,111	—	31,038	(6)	130,249

Net income	—	—	—	6,830	—	6,830
Share-based compensation expense	—	633	—	—	—	633
Share-based awards issued, net	1	261	—	—	(16)	246
Contribution to 401(k) plan	—	24	—	—	20	44
Tax benefit on exercise of stock options	—	106	—	—	—	106

Balance at June 30, 2007	$107	$100,135	$—	$37,868	$(2)	$138,108

See accompanying notes to consolidated financial statements.

AXSYS TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data - Unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited consolidated financial statements of Axsys Technologies, Inc. (“Axsys” or “we”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP. In the opinion of management, all significant adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the three and six months ended June 28, 2008 and June 30, 2007 have been included. Operating results for the three and six months ended June 28, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  The financial information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes in Axsys’ Annual Report on Form 10-K for the fiscal year ended December 31, 2007. The consolidated balance sheet dated December 31, 2007 included in this Form 10-Q has been derived from the audited consolidated financial statements at that date.

Basic earnings per share have been computed by dividing net income by the weighted average number of common shares outstanding. The dilutive effect of stock options on the weighted average number of common shares was 403,661 shares for the three months ended June 28, 2008 and 428,587 shares for the six months ended June 28, 2008 compared to 320,683 shares for the three months ended June 30, 2007 and 304,558 shares for the six months ended June 30, 2007.

For the three and six months ended June 28, 2008, there were no anti-dilutive common shares.

Note 2 — Acquisitions

On April 13, 2007, Axsys acquired substantially all of the assets of Cineflex, LLC (“Cineflex”), a privately held manufacturer of high-precision gyrostabilized aerial camera systems.

The results of Cineflex’s operations from the date of acquisition are included in our Surveillance Systems Group.  Unaudited pro forma results of operations for the three and six months ended June 30, 2007, as if Axsys had purchased Cineflex as of the beginning of the 2007 fiscal year, are presented below. The pro forma results include estimates and assumptions that, our management believes are reasonable. However, the pro forma results do not include any cost savings or other effects of the integration of Cineflex and are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future.

	(Unaudited)		(Unaudited)
	Three Months Ended:		Six Months Ended:
	As Originally Reported June 30, 2007	Pro Forma 2007	As Originally Reported June 30, 2007	Pro Forma 2007
Net sales	$42,955	$43,977	$78,494	$83,848
Net income	3,847	3,905	6,830	7,463
Earnings per common share:
Basic	$0.36	$0.37	$0.64	$0.70
Diluted	$0.35	$0.35	$0.62	$0.68

Note 3 — Inventories — net

Inventories, determined by lower of cost (first-in, first-out or average) or market, consist of:

	June 28, 2008	December 31, 2007
Raw materials	$28,686	$26,314
Work-in-process	32,173	26,804
Finished goods	4,780	5,877
Gross inventories	65,639	58,995
Less reserve	(7,287)	(6,633)
Net inventories	$58,352	$52,362

AXSYS TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data - Unaudited)

Note 4 — Segment Data

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

The following tables present our business segment information for continuing operations:

	Three Months Ended:		Six Months Ended:
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Sales:
Imaging Systems Group	$40,710	$32,585	$80,363	$59,157
Surveillance Systems Group	20,862	10,848	38,734	20,037
Intersegment Eliminations	(1,255)	(478)	(2,350)	(700)
Total sales	$60,317	$42,955	$116,747	$78,494

Income from continuing operations before taxes:
Imaging Systems Group	$7,714	$6,261	$14,803	$10,526
Surveillance Systems Group	4,742	1,603	8,191	3,346
Intersegment Eliminations	(314)	(119)	(588)	(175)
Operating income from reporting segments	12,142	7,745	22,406	13,697
Non-allocated expenses	(2,229)	(1,952)	(4,357)	(3,494)
Total income from continuing operations before taxes	$9,913	$5,793	$18,049	$10,203

AXSYS TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data - Unaudited)

Note 4 — Segment Data (Continued)

	June 28, 2008	December 31, 2007
Identifiable assets:
Imaging Systems Group	$112,939	$108,911
Surveillance Systems Group	90,511	72,895
Non-allocated assets	18,468	22,877
Total assets	$221,918	$204,683

Goodwill:
Imaging Systems Group	$33,265	$33,265
Surveillance Systems Group	52,355	52,355
Total goodwill	$85,620	$85,620

Included in non-allocated expenses are general corporate expense, interest expense, and other income and expense.  Identifiable assets by segment consist of those assets that are used in the segment’s operations.  Non-allocated assets are comprised primarily of short-term investments, cash and cash equivalents, corporate assets and deferred income tax assets.

The following table presents the non-allocated identifiable assets:

	June 28, 2008	December 31, 2007
Non-allocated assets:
Cash and cash equivalents	$9,294	$15,304
Current deferred income tax assets	5,505	3,923
Corporate property, plant, equipment, net	1,550	1,482
Non-current deferred income tax assets	1,262	1,462
Other corporate assets	857	706
Total assets	$18,468	$22,877

Note 5 — Income Taxes

The consolidated effective tax rate was 37.2% for the three and six months ended June 28, 2008 compared to 38.7% for the three months and 38.4% for the six months ended June 30, 2007.

We adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), at the beginning of fiscal year 2007.  As a result of the implementation of FIN 48, we recognized a $939 increase to reserves for uncertain tax positions.  This increase was accounted for as an adjustment to the beginning balance of retained earnings on our balance sheet.  At June 28, 2008, we had approximately $3,866 of unrecognized tax benefits all of which may favorably affect our effective tax rate if recognized.

We recognize interest and penalties related to uncertain tax positions in income tax expense.  As of June 28, 2008, we had approximately $1,429 of accrued interest and penalties related to uncertain tax positions included in the unrecognized tax benefits mentioned above. During the first six months of 2008, we did not recognize interest and penalties related to uncertain tax positions.

As of June 28, 2008, we do not expect any material changes to unrecognized tax positions within the next twelve months.

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

The following table summarizes product warranty activity:

Balance at December 31, 2007	$1,466
Provision	509
Payments	(480)
Balance at June 28, 2008	$1,495

Note 7 — Shareholders’ Equity

Treasury Stock

We use treasury shares for general corporate purposes, including the satisfaction of commitments under employee benefit plans and stock options.

Changes in treasury stock were as follows:

	Common Stock		Treasury Stock
Number of shares	Shares	Amount	Shares	Amount
Balance at December 31, 2007	10,842,580	$108	9,419	$387
Share-based awards issued, net	277,780	3	(8,589)	(351)
Contribution to the 401(k) plan	826	—	(830)	(36)
Balance at June 28, 2008	11,121,186	$111	—	$—

Balance at December 31, 2006	10,643,934	$106	572	$6
Share-based awards cancelled, net of issued	—	—	707	16
Share-based awards issued, net	49,827	1	—	—
Contribution to the 401(k) plan	1,272	—	(1,198)	(20)
Balance at June 30, 2007	10,695,033	$107	81	$2

Note 8 — Discontinued Operations

During the fourth quarter of 2007, we sold our Distributed Products business, which was previously reported in the Distributed Products Group for segment reporting.

The sales and income before taxes for the Distributed Products business included in discontinued operations are as follows:

	Three Months Ended: June 30, 2007	Six Months Ended: June 30, 2007

Sales	$6,253	$12,255
Income before income taxes	486	887

During the second quarter of 2008, we incurred a charge of $200 for legal expenses related to the sale of our Distributed Products business.

AXSYS TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data - Unaudited)

Note 9 - Contingencies

We are a defendant in various lawsuits, none of which are expected to have a material adverse effect on Axsys’ business or financial position.

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

Overview

We are a leading designer and manufacturer of precision optical solutions for defense, aerospace, homeland security and high-performance commercial applications. These sophisticated solutions are typically found in applications that demand the finest optical surfaces, highest accuracy and tightest motion control tolerances. Application examples include weapon systems, long-range surveillance cameras and highly precise imaging telescopes. We typically sell our products to government institutions such as the U.S. Border Patrol, Army, Navy, Air Force and Coast Guard and to large defense contractors for integration into larger platforms.

Our products are sold to both end-user communities and original equipment manufactures in a variety of markets that demand the precision and performance that our products and capabilities provide.

Highlights

•                  Net income in the second quarter of 2008 was $6.1 million, or $0.53 per diluted share, compared with $3.8 million, or $0.35 per diluted share, in the same period one year ago. Operating income in the second quarter of 2008 increased to $9.9 million compared to $5.8 million in the same period one year ago.

•                  Sales in the second quarter of 2008 increased 40% to $60.3 million, compared with $43.0 million in the same period in the prior year, lead by strong organic growth within our Surveillance Systems Group whose sales grew 92% over  the comparable period in 2007.

•                  Our operating income in the second quarter of 2008 improved to 16.2% of sales compared to 13.9% of sales the same period a year ago. Operating income benefited from improvements in our gross margin resulting from sales mix, including a faster growth rate from higher-margin Surveillance Systems Group products.

•                  Our backlog increased 24% to $174.1 million in the second quarter of 2008, compared to $140.2 million at the end of the fourth quarter of 2007, largely due to sizable infrared lens orders received for multiple large military programs.

Results of Operations

The following tables set forth certain financial data for the three and six months ended June 28, 2008 and June 30, 2007.  (in thousands and as a percentage of sales)

	Three Months Ended
	June 28, 2008		June 30, 2007
Sales	$60,317	100.0%	$42,955	100.0%
Cost of sales	39,592	65.6	28,854	67.2
Gross profit	20,725	34.4	14,101	32.8
Selling, general and administrative expenses	8,856	14.7	6,249	14.5
Research, development and engineering expenses	2,097	3.5	1,863	4.3
Operating income	9,772	16.2	5,989	13.9
Interest expense	(12)	(0.0)	(263)	(0.6)
Interest income	68	0.1	56	0.1
Other income, net	85	0.1	11	0.0
Income from continuing operations before income taxes	9,913	16.4	5,793	13.5
Provision for income taxes	3,684	(6.1)	2,243	(5.2)
Income from continuing operations	6,229	10.3	3,550	8.3
(Loss) income from discontinued operations, net of tax	(126)	(0.2)	297	0.7
Net income	$6,103	10.1%	$3,847	9.0%

	Six Months Ended
	June 28, 2008		June 30, 2007
Sales	$116,747	100.0%	$78,494	100.0%
Cost of sales	76,815	65.8	53,350	68.0
Gross profit	39,932	34.2	25,144	32.0
Selling, general and administrative expenses	18,113	15.5	11,590	14.8
Research, development and engineering expenses	4,054	3.5	2,946	3.8
Operating income	17,765	15.2	10,608	13.5
Interest expense	(25)	(0.0)	(272)	(0.3)
Interest income	188	0.2	119	0.2
Other income (expense), net	121	0.1	(252)	(0.3)
Income from continuing operations before income taxes	18,049	15.5	10,203	13.0
Provision for income taxes	6,712	(5.7)	3,919	(5.0)
Income from continuing operations	11,337	9.7	6,284	8.0
(Loss) income from discontinued operations, net of tax	(126)	(0.1)	546	0.7
Net income	$11,211	9.6%	$6,830	8.7%

Consolidated Results

Sales in the second quarter of 2008 increased 40% to $60.3 million, compared with $43.0 million in the same period one year ago. In the first six months of 2008, sales increased 49% to $116.7 million compared with $78.5 million in the same period one year ago. The increase in sales for the second quarter of 2008 was largely due to growth within our infrared camera product lines, specifically among our cameras used in land-based long-range surveillance platforms. The acquisition of the gyrostabilized gimbal business in April 2007 also contributed to the year-over-year growth.  For the first six months of 2008, sales growth was primarily driven by our imaging business, which included increased shipments of our lens assemblies in support of the U.S. Army’s thermal weapons sight program and its remote weapons stations programs. The addition of our gyrostabilized gimbal business and increased shipments of our camera systems also contributed to our sales growth during the first six months of 2008.

Gross margins of 34.4% for the second quarter of 2008 and 34.2% for the first six months of 2008 increased 160 basis points and 220 basis points, respectively, from the comparable periods in the prior year.  The increase in gross margin was due to both the increased volume and change in product mix. The higher than average margins within the gyrostabilized gimbal business helped to drive our overall margin improvement.

Our selling, general and administrative spending as a percentage of sales remained relatively unchanged at 14.7% in the second quarter of 2008 when compared to the second quarter of 2007. Spending for the first six months of 2008 increased 0.7% to 18.1 million when compared to the comparable period in the prior year. The increase in spending for the six months of 2008 was primarily due to the acquisition of Cineflex, which added approximately $3.3 million of operating expense. We also continue to invest in our infrastructure to support our growth.

Our research, development and engineering expenses increased $0.2 million during the second quarter of 2008 and $1.1 million for the first six months of 2008 when compared to the same periods in the prior year. This increase was mainly due the addition of the gyrostabilized gimbal business and the continued development of our infrared product lines, as we continue to focus on product requirements to meet future customer demands.

Other Income and Expenses

Interest income and expense, net.  Interest income was $0.1 million in the second quarter of 2008 and $0.2 million for the first six months of 2008 compared to interest expense of $0.2 million and $0.1 million, respectively, in the comparable periods of 2007.  Interest income was primarily composed of income from cash and cash equivalents and short-term investments. Interest expense in 2007 was due to borrowings associated with the acquisition of Cineflex during the second quarter.

Other income and expense, net.  Net other income was $0.1 million for the second quarter and first six months of 2008 compared to $11 thousand for the second quarter of 2007 and net other expense of $0.2 million for the first six months of 2007. Other income reflected gains incurred as a result of foreign exchange rates and the disposal of capital equipment. Net other expense was primarily due to a $131 thousand impairment of an intangible asset during the first quarter of 2007.

Income Taxes.  The consolidated effective tax rate was 37.2% for the three and six months ended June 28, 2008 compared to 38.7% for the three months and 38.4% for the six months ended June 30, 2007. During the first six months of 2008, we recorded a tax expense of 34.8% for federal taxes and 2.4% for state taxes.

Discontinued operations.  During the second quarter of 2008, we incurred $0.2 million for a legal accrual related to our disposed Distributed Products business. We do not expect this to have a material adverse effect on our business in the future.  We recognized income after taxes of $0.3 million for the second quarter and $0.5 million for the first six months of 2007 from this discontinued business.

Results of Segment Operations

The following tables and discussion set forth selected financial information from continuing operations on a segment basis for the three and six months ended June 28, 2008 and June 30, 2007.

Imaging Systems Group

(table in thousands and as a percentage of sales)

	Three Months Ended				Six Months Ended
	June 28, 2008		June 30, 2007		June 28, 2008		June 30, 2007
Sales	$39,455	100.0%	$32,107	100.0%	$78,013	100.0%	$58,457	100.0%
Gross profit	11,831	30.0%	9,882	30.8%	23,390	30.0%	17,583	30.1%
Operating income	7,302	18.5%	6,134	19.1%	14,097	18.1%	10,391	17.8%

Sales in the Imaging Systems Group increased 22.9% for the second quarter of 2008 and 33.4% for the first six months of 2008 compared to the same periods in 2007. The increase in sales was attributable to growth among a number of our product lines, including our infrared lens and other optical subsystems. We are continuing to experience revenue growth within the infrared product lines due to our participation in large scale military programs such as the U.S. Army’s thermal weapons sight program, as well as the common remotely-operated weapon station program. In addition, we also benefited from additional revenue growth within our targeting, navigation and surveillance products, which are used in the defense, space and homeland security markets.

Gross margin for the second quarter and the first six months of 2008 was relatively unchanged from the same periods a year ago.  While margins benefited from increased volume, they were offset by a continued shift in sales mix towards the lower-margin large-scale military programs within our infrared lens products.

Operating income as a percentage of sales for the second quarter and the first six months of 2008 was relatively unchanged has remained relatively unchanged when compared to the same periods in 2007. Operating expenses within this segment increased in order to build the infrastructure necessary to support future sales growth.

Surveillance Systems Group

(table in thousands and as a percentage of sales)

	Three Months Ended				Six Months Ended
	June 28, 2008		June 30, 2007		June 28, 2008		June 30, 2007
Sales	$20,862	100.0%	$10,848	100.0%	$38,734	100.0%	$20,037	100.0%
Gross profit	8,894	42.6%	4,219	38.9%	16,542	42.7%	7,561	37.7%
Operating income	4,746	22.7%	1,600	14.7%	8,194	21.2%	3,558	17.8%

Sales in the Surveillance Systems Group increased 92.3% for the second quarter of 2008 and 93.3% for the first six months of 2008 compared to the same periods in 2007.  The increase in revenue was attributable to strong growth among our infrared cameras used in land-based long-range surveillance platforms and sales from our commercial product lines within the gyrostabilized gimbal business, which was acquired in April 2007.

Gross margin increased 370 basis points for the second quarter and 500 basis points for the first six months of 2008 when compared to the same periods in 2007. Our gyrostabilized camera system product lines are currently used almost exclusively in commercial applications, which generally carry higher margins than our military and homeland security product lines.

Operating income increased 800 basis points for the second quarter and 340 basis points for the first six months of 2008 compared to the same period in 2007, primarily as a result of higher sales volume and gross margin improvements, offset partially by additional operating expenses of $1.3 million associated with the operation of our gyrostabilized gimbal business. Our investment in infrastructure and product development efforts increased as we continue to focus on requirements for current and future customer demand.

Liquidity and Capital Resources

Our strategy to enhance shareholder value is dependent on our ability to take advantage of both internal and external business opportunities as they arise. Maximizing the utilization of our cash resources is crucial to the successful execution of our strategy. Our revolving credit facility is $40.0 million of which $3.0 million may be utilized to issue letters of credit.  We had no borrowings outstanding under the revolving credit facility at June 28, 2008; however, $2.4 million of the revolving credit facility was utilized for outstanding letters of credit.  Our credit facility requires us to maintain compliance with certain covenants, including covenants regarding minimum EBITDA, a minimum fixed charge coverage ratio and a maximum leverage ratio. As of June 28, 2008, we were in compliance with all the covenant requirements of our credit facility. The credit facility is secured by a lien on all our assets and the assets of our subsidiaries, as well as a pledge of the stcok of our subsidiaries.

We continue to invest in new growth opportunities and increase spending on research and development and capital equipment that is critical to increased production capacity. With our existing cash balance, anticipated cash flows from operations and available borrowings under our revolving credit facility, management believes that hawse have sufficient liquidity to finance our operations, capital expenditures and working capital requirements for the foreseeable future, including at least the next twelve months.

Operating Activities

Our net income for the first six months of 2008 was $11.2 million, which included $2.4 million of depreciation and amortization, $0.8 million of share-based compensation expense, a $0.3 million increase in our deferred tax assets and $47 thousand of other non-cash items.  In addition, net income included $0.1 million of expense for legal accruals related to our discontinued operations, net of tax.

We utilized $18.2 million of cash to fund changes in our operating assets and liabilities from continuing operations during the first six months of 2008. This was driven by the utilization of $13.4 million of cash to fund an increase in our accounts receivable primarily as a result of increased sales volume and increased unbilled receivables generated by an excess of cost over billings on percentage-of-completion contracts. In addition, we utilized $6.0 million to fund an increase in our inventories, which was needed to support sales growth. Deferred revenues also decreased $5.4 million as a shift in our product mix resulted in lower customer deposits. In addition, we used $0.5 million in cash to fund changes in other assets and other liabilities for costs associated with an increase in prepaid insurance and the utilization of a loss contract reserve.  These uses of cash were partially offset by a $7.2 million increase in accounts payable and accrued expenses largely due to increased inventory level and the timing of vendor invoices.

During the first six months of 2008, cash used by discontinued operations totaled $0.6 million, consisting of cash used in conjunction with the fourth quarter of 2007 sale of our Distributed Products business and environmental clean-up activities of various formerly owned sites.

Our net income for the first six months of 2007 was $6.8 million, which included $2.3 million of depreciation and amortization, $0.6 million of share-based compensation expense and $0.3 million of other non-cash items. In addition, net income included $0.5 million of income from our discontinued operations, net of tax.

In the first six months of 2007, we utilized $5.0 million of cash to fund changes in our operating assets and liabilities from continuing operations. We utilized $1.6 million of cash to fund an increase in accounts receivable primarily as a result of increased sales volume. We used $5.6 million of cash to fund an increase in our inventories, which resulted from long lead-time orders and increased sales by our Imaging Systems Group. Accrued liabilities decreased $0.1 million primarily due to the timing of excess billings over cost on percentage of completion contracts offset by the timing of federal income tax payments.  In the first six months of 2007, deferred income increased $3.4 million primarily as a result of increased customer deposits. Accounts payable decreased $0.7 million due to the timing of vendor payments. Additional cash outflows of $0.4 million were primarily for costs associated with the utilization of loss contract reserve and former employees’ retirement benefits.

During the first six months of 2007, cash provided by discontinued operations totaled $0.8 million. This consists of cash provided by our Distributed Products business partially offset by cash used for environmental clean-up activities various formerly owned sites.

Investing Activities

Net cash used in investing activities from continuing operations was $7.5 million for the first six months of 2008.  We utilized $4.5 million of cash for capital expenditures primarily for the purchase of production and testing equipment. We also utilized $3.0 million of cash for an earn-out payment related to our 2007 acquisition of Cineflex.

Net cash used in investing activities from continuing operations was $21.2 million for the first six months of 2007. We utilized $27.0 million of cash to purchase Cineflex. During the second quarter of 2007, we received $9.6 million in proceeds from the sale of manufacturing facilities in Nashua, New Hampshire and Cullman, Alabama as part of a sale-leaseback transaction. We utilized $2.6 million of cash for capital expenditures primarily for the purchase of production and testing equipment. We also utilized $1.2 million of cash for the final earn-out payment in connection with our acquisition of Telic Optics, Inc. Net cash used in investing activities from discontinued operation was $35 thousand in the first six months of 2007, which represented purchases of capital equipment by our Distributed Products business.

Financing Activities

Financing activities provided $5.9 million of cash during the first six months of 2008 and $14.3 million during the first six months of 2007. We received $2.0 million in the first six months of 2008 and $0.2 million in the first six months of 2007 proceeds from the exercise of stock options.  We also recorded a tax benefit of $3.9 million during the first six months of 2008 and $0.1 million during the first six months of 2007 related to the exercise of stock options.  In addition, during the first six months of 2007, we borrowed $25.0 million under our revolving credit facility for the acquisition of Cineflex. We subsequently used $11.0 million to repay a portion of those borrowings. We also used $0.1 million to fund debt issuance costs associated with the amendment of our credit agreement.

Backlog

A substantial portion of our business is of a build-to-order nature requiring various engineering, manufacturing, testing and other processes to be performed prior to shipment.  As a result, we generally have a significant backlog of orders to be shipped.  Axsys ended the first six months of 2008 with a backlog of $174.1 million, compared to a backlog of $127.1 million at June 30, 2007, an increase of $47.0 million, or 37%.  We believe that a substantial portion of our backlog of orders at June 28, 2008 will be shipped over the next twelve months. However, approximately 9.3% of our current backlog will be shipped in the third quarter of 2009 and beyond.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities, Including an amendment of FASB Statement No. 115” (“SFAS 159”).  This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  SFAS 159 was effective as of the beginning of fiscal 2008 and had no impact on our results of operations and financial positions.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk sensitive instruments do not subject us to material risk exposures. Our revolving credit facility remains available through May 2012, subject to optional prepayment in accordance with its terms. We may elect to have any borrowing under the revolving credit facility bear interest either at the bank’s prime rate or the LIBOR rate plus a margin of 100 to 200 basis points, depending on our consolidated funded debt-to-consolidated EBITDA ratio.  We have the option of selecting the 1-month, 2-month, 3-month or 6-month LIBOR rate. Up to $3.0 million of the revolving credit facility may be utilized to issue letters of credit.  We had no borrowings outstanding under the revolving credit facility at June 28, 2008; however, $2.4 million of the revolving credit facility was utilized for outstanding letters of credit. The credit facility is secured by a lien on all our assets and the assets of our subsidiaries, as well as a pledge of the stcok of our subsidiaries.

In the fourth quarter of 2007, we signed a multi-year, fixed-price, Euro-denominated sales contract valued at €4.0 million. We began reporting revenue on this contract in the fourth quarter of 2007, based on the percentage of completion accounting method. We received our first Euro cash payment under this contract in June 2008 and will continue to receive payments until April 2010.  This contract exposes us to foreign currency fluctuations, which could adversely impact the revenues and cash flows under this contract. To mitigate this risk, we entered into foreign currency forward contracts, which currently qualify for hedge accounting treatment.  Related gains and losses on these contracts, to the extent they are effective hedges, are recognized in income at the same time the hedged transaction is recognized or when the hedged asset or liability is adjusted. To the extent the hedges are ineffective, gains and losses on the contracts are recognized in the current period. At June 28, 2008, the fair values of the forward exchange contracts outstanding, as well as the amounts of gains and losses recorded during the year then ended, were not material.

We evaluated the credit quality of the counterparty to this derivative transaction and determined that the counterparty had low credit risk. We periodically monitor changes to the credit quality of the counterparty. We do not hold or issue derivative financial instruments for trading or speculative purposes

Item 4. CONTROL AND PROCEDURES

As of June 28, 2008, management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Our principal executive officer and principal financial officer concluded, based on their review, that our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), were, as of the end of the period covered by this quarterly report, effective to ensure that information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

During the second quarter of 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
March 30 — April 26, 2008	—	$—	—	199,917
April 27 — May 24, 2008	6,244	54.28	—	199,917
May 25 — June 28, 2008	504	55.54	—	199,917
Total	6,748	$54.37	—	199,917

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of Axsys was held on May 15, 2008.  The following matter was submitted to a vote of security holders.  The results of the voting were as follows:

Election of Directors

The stockholders re-elected all five directors of the Company.

	Votes For	Votes Withheld
Stephen W. Bershad	9,589,071	324,352
Anthony J. Fiorelli, Jr.	9,234,242	679,181
Eliot M. Fried	9,228,320	685,103
Richard F. Hamm, Jr.	9,642,634	270,789
Robert G. Stevens	9,580,867	332,556

Item 6.  EXHIBITS

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350 — Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. Section 1350 — Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date: July 22, 2008		AXSYS TECHNOLOGIES, INC.

	By:	/s/Stephen W. Bershad
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