Form 10-Q
period 2008-09-27
AXSYS TECHNOLOGIES INC
filed 2008-10-22
CIK 206030

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2008

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

The number of shares outstanding of the registrant’s common stock as of October 17, 2008 was 11,188,249.

AXSYS TECHNOLOGIES, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

AXSYS TECHNOLOGIES, INC.

Consolidated Balance Sheets

(Dollars in thousands, except share and per share data)

	September 27, 2008	December 31, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,016	$15,304
Accounts receivable – net	34,409	14,140
Inventories – net	63,627	52,362
Income taxes – deferred	6,033	3,923
Prepaid expenses	1,545	1,047
Other current assets	614	491
TOTAL CURRENT ASSETS	114,244	87,267
PROPERTY, PLANT AND EQUIPMENT – net	22,671	17,876
INTANGIBLE ASSETS – net	11,468	12,286
GOODWILL	85,620	85,620
OTHER ASSETS	1,395	1,634
TOTAL ASSETS	$235,398	$204,683

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$19,002	$8,594
Accrued expenses and other current liabilities	18,145	22,381
Deferred income	7,245	12,742
TOTAL CURRENT LIABILITIES	44,392	43,717
OTHER LONG-TERM LIABILITIES	10,221	8,836

SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value per share: authorized 30,000,000 shares, issued 11,187,949 shares at September 27, 2008 and 10,842,580 shares at December 31, 2007	112	108
Capital in excess of par	113,778	104,674
Accumulated other comprehensive income	(120)	(81)
Retained earnings	67,015	47,816
Treasury stock, at cost, 9,419 shares at shares at December 31, 2007	—	(387)
TOTAL SHAREHOLDERS’ EQUITY	180,785	152,130

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$235,398	$204,683

See accompanying notes to consolidated financial statements.

AXSYS TECHNOLOGIES, INC.

Consolidated Statements of Operations

(Dollars in thousands, except share and per share data - Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007

Sales	$64,793	$45,218	$181,540	$123,712
Cost of sales	42,173	30,560	118,988	83,910
Gross profit	22,620	14,658	62,552	39,802

Selling, general and administrative expenses	8,602	7,131	26,715	18,720
Research, development and engineering expenses	2,201	1,436	6,255	4,383
Operating income	11,817	6,091	29,582	16,699
Interest expense	(12)	(191)	(37)	(463)
Interest income	49	55	237	174
Other income (expense), net	110	17	231	(235)
Income from continuing operations before income taxes	11,964	5,972	30,013	16,175
Provision for income taxes	3,777	2,216	10,489	6,135
Income from continuing operations	8,187	3,756	19,524	10,040
(Loss) income from discontinued operations, net of income taxes	(199)	383	(325)	929
Net income	$7,988	$4,139	$19,199	$10,969

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.73	$0.35	$1.77	$0.94
Discontinued operations	(0.02)	0.04	(0.03)	0.09
Total	$0.71	$0.39	$1.74	$1.03
Weighted average basic common shares outstanding	11,153,957	10,722,393	11,029,054	10,688,869
DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.71	$0.34	$1.71	$0.91
Discontinued operations	(0.02)	0.03	(0.03)	0.08
Total	$0.69	$0.37	$1.68	$0.99
Weighted average diluted common shares outstanding	11,522,287	11,140,374	11,437,555	11,031,234

See accompanying notes to consolidated financial statements.

AXSYS TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

(Dollars in thousands - Unaudited)

	For the Nine Months Ended
	September 27, 2008	September 29, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,199	$10,969
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Loss (income) from discontinued operations, net of tax	325	(929)
Depreciation	2,823	2,610
Amortization of intangibles	823	764
Deferred income taxes	(268)	(255)
Share-based compensation expense	1,313	888
Excess tax benefit from exercise of stock options	(4,746)	182
Other, net	177	365
Changes in operating assets and liabilities:
Accounts receivable	(20,269)	(2,972)
Inventories	(11,265)	(9,972)
Other current assets and other assets	(313)	(46)
Accounts payable	10,408	2,580
Accrued expenses and other liabilities	4,355	2,987
Deferred income	(5,497)	3,433
Long-term liabilities	88	(129)
Net cash (used in) provided by:
Continuing operations	(2,847)	10,111
Discontinued operations	(968)	1,503
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(3,815)	11,614

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(8,002)	(4,705)
Acquisition, net of cash acquired	—	(27,037)
Acquisition earn-out payments	(2,966)	(1,183)
Proceeds from disposals of property, plant and equipment	—	9,589
Net cash used in investing activities:
Continuing operations	(10,968)	(23,336)
Discontinued operations	—	(57)
NET CASH USED IN INVESTING ACTIVITIES	(10,968)	(23,393)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of borrowings	—	(15,000)
Proceeds from borrowings, net	—	25,000
Proceeds from the exercise of stock options	2,749	799
Excess tax benefit from exercise of stock options	4,746	182
Payment of debt issue costs	—	(69)
Payments under stock buyback program	—	(1)
Net cash provided by financing activities:
Continuing operations	7,495	10,911
NET CASH PROVIDED BY FINANCING ACTIVITIES	7,495	10,911

NET CHANGE IN CASH AND CASH EQUIVALENTS	(7,288)	(868)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	15,304	6,044

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,016	$5,176

See accompanying notes to consolidated financial statements.

AXSYS TECHNOLOGIES, INC.

Consolidated Statements of Shareholders’ Equity

For the Nine Months Ended September 27, 2008 and September 29, 2007

(Dollars in thousands - Unaudited)

	Common Stock	Capital in Excess of	Accumulated Other Comprehensive	Retained	Treasury Stock		Comprehensive
	Amount	Par	(Loss)	Earnings	Amount	Total	Income
Balance at December 31, 2007	$108	$104,674	$(81)	$47,816	$(387)	$152,130

Net income	—	—	—	19,199	—	19,199	$19,199
Foreign exchange contract	—	—	(39)	—	—	(39)	(39)
Total comprehensive income	—	—	—	—	—	—	$19,160
Share-based compensation expense	—	1,313	—	—	—	1,313
Share-based awards issued, net	4	2,394	—	—	351	2,749
Contribution to 401(k) plan	—	77	—	—	36	113
Tax benefit on exercise of stock options	—	5,320	—	—	—	5,320

Balance at September 27, 2008	$112	$113,778	$(120)	$67,015	$—	$180,785

Balance at December 31, 2006	$106	$99,111	$—	$31,977	$(6)	$131,188

Cumulative effect of adjustment due to adoption of FIN 48	—	—	—	(939)	—	(939)

Balance at January 1, 2007	106	99,111	—	31,038	(6)	130,249

Net income	—	—	—	10,969	—	10,969
Share-based compensation expense	—	976	—	—	—	976
Share-based awards issued, net	1	824	—	—	(27)	798
Contribution to 401(k) plan	—	50	—	—	33	83
Tax benefit on exercise of stock options	—	182	—	—	—	182

Balance at September 29, 2007	$107	$101,143	$—	$42,007	$—	$143,257

See accompanying notes to consolidated financial statements.

AXSYS TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data - Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements of Axsys Technologies, Inc. (“Axsys” or “we”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP. In the opinion of management, all significant adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the three and nine months ended September 27, 2008 and September 29, 2007 have been included. Operating results for the three and nine months ended September 27, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  The financial information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes in Axsys’ Annual Report on Form 10-K for the fiscal year ended December 31, 2007. The consolidated balance sheet dated December 31, 2007 included in this quarterly report on Form 10-Q has been derived from the audited consolidated financial statements at that date.

Basic earnings per share have been computed by dividing net income by the weighted average number of common shares outstanding. The dilutive effect of stock options on the weighted average number of common shares was 368,330 shares for the three months ended September 27, 2008 and 408,501 shares for the nine months ended September 27, 2008 compared to 417,981 shares for the three months ended September 29, 2007 and 342,365 shares for the nine months ended September 29, 2007. Diluted earnings per share exclude 1,502 potential common shares for the three months ended September 27, 2008 and 63,681 potential common shares for the nine months ended September 27, 2008 related to our stock compensation plans because they were anti-dilutive.

Certain amounts in 2007 have been reclassified to conform to the 2008 presentation.

Note 2 – Acquisitions

On April 13, 2007, Axsys acquired substantially all of the assets of Cineflex, LLC (“Cineflex”), a privately held manufacturer of high-precision gyrostabilized aerial camera systems.

The results of Cineflex’s operations from the date of acquisition are included in our Surveillance Systems Group.  Unaudited pro forma results of operations for the nine months ended September 29, 2007, as if Axsys had purchased Cineflex as of the beginning of the 2007 fiscal year, are presented below. The pro forma results include estimates and assumptions that our management believes are reasonable. However, the pro forma results do not include any cost savings or other effects of the integration of Cineflex and are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future.

	Nine Months Ended:
	As Originally Reported September 29, 2007	Pro Forma 2007
Net sales	$123,712	$129,066
Net income	10,969	11,617
Earnings per common share:
Basic	$1.03	$1.09
Diluted	$0.99	$1.05

AXSYS TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data - Unaudited)

Note 3 – Inventories – net

Inventories, determined by lower of cost (first-in, first-out or average) or market, consist of:

	September 27,	December 31,
	2008	2007
Raw materials	$29,870	$26,314
Work-in-process	34,942	26,804
Finished goods	6,926	5,877
Gross inventories	71,738	58,995
Less reserve	(8,111)	(6,633)
Net inventories	$63,627	$52,362

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

The following tables present our business segment information for continuing operations:

	Three Months Ended:		Nine Months Ended:
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Sales:
Imaging Systems Group	$48,227	$33,437	$128,590	$92,594
Surveillance Systems Group	17,375	12,461	56,109	32,498
Intersegment Eliminations	(809)	(680)	(3,159)	(1,380)
Total sales	$64,793	$45,218	$181,540	$123,712

Income from continuing operations before taxes:
Imaging Systems Group	$10,831	$5,925	$25,634	$16,452
Surveillance Systems Group	3,622	2,121	11,813	5,467
Intersegment Eliminations	(202)	(170)	(790)	(345)
Operating income from reporting segments	14,251	7,876	36,657	21,574
Non-allocated expenses	(2,287)	(1,904)	(6,644)	(5,399)
Total income from continuing operations before taxes	$11,964	$5,972	$30,013	$16,175

AXSYS TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data - Unaudited)

Note 4 – Segment Data (Continued)

	September 27, 2008	December 31, 2007
Identifiable assets:
Imaging Systems Group	$120,655	$108,911
Surveillance Systems Group	97,039	72,895
Non-allocated assets	17,704	22,877
Total assets	$235,398	$204,683

Goodwill:
Imaging Systems Group	$33,265	$33,265
Surveillance Systems Group	52,355	52,355
Total goodwill	$85,620	$85,620

Included in non-allocated expenses are general corporate expense, interest expense, and other income and expense.  Identifiable assets by segment consist of those assets that are used in the segment’s operations.  Non-allocated assets are comprised primarily of short-term investments, cash and cash equivalents, corporate assets and deferred income tax assets.

The following table presents the non-allocated identifiable assets:

	September 27, 2008	December 31, 2007
Non-allocated assets:
Cash and cash equivalents	$8,016	$15,304
Current deferred income tax assets	6,033	3,923
Corporate property, plant, equipment, net	1,676	1,482
Non-current deferred income tax assets	1,261	1,462
Other corporate assets	718	706
Total assets	$17,704	$22,877

Note 5 – Income Taxes

The consolidated effective tax rate was 31.6% for the three months and 34.9% for the nine months ended September 27, 2008 compared to 37.1% for the three months and 37.9% for the nine months ended September 29, 2007. The favorable tax rate in 2008 is primarily due to tax benefits received from the exercise of stock options, the expiration of tax reserves and adjustments made in conjunction with the filing of our 2007 tax returns.

We adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), at the beginning of fiscal year 2007.  As a result of the implementation of FIN 48, we recognized a $939 increase to reserves for uncertain tax positions.  This increase was accounted for as an adjustment to the beginning balance of retained earnings on our balance sheet.  At September 27, 2008, we had approximately $3,598 of unrecognized tax benefits all of which may favorably affect our effective tax rate if recognized.

We recognize interest and penalties related to uncertain tax positions in income tax expense.  As of September 27, 2008, we had approximately $1,470 of accrued interest and penalties related to uncertain tax positions included in the unrecognized tax benefits mentioned above.

As of September 27, 2008, we do not expect any material changes to unrecognized tax positions within the next twelve months.

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

The following table summarizes product warranty activity:

Balance at December 31, 2007	$1,466
Provision	765
Payments	(788)
Balance at September 27, 2008	$1,443

Note 7 – Shareholders’ Equity

Treasury Stock

We use treasury shares for general corporate purposes, including the satisfaction of commitments under employee benefit plans and stock options.

Changes in treasury stock were as follows:

	Common Stock		Treasury Stock
Number of shares	Shares	Amount	Shares	Amount
Balance at December 31, 2007	10,842,580	$108	9,419	$387
Share-based awards issued, net	343,986	4	(8,589)	(351)
Contribution to the 401(k) plan	1,383	—	(830)	(36)
Balance at September 27, 2008	11,187,949	$112	—	$—

Balance at December 31, 2006	10,643,934	$106	572	$6
Share-based awards issued, net	93,868	1	1,438	27
Contribution to the 401(k) plan	1,506	—	(2,010)	(33)
Balance at September 29, 2007	10,739,308	$107	—	$—

Note 8 – Discontinued Operations

During the fourth quarter of 2007, we sold our Distributed Products business, which was previously reported in the Distributed Products Group for segment reporting.

The sales and income before taxes for the Distributed Products business included in discontinued operations are as follows:

	Three Months Ended:	Nine Months Ended:
	September 29, 2007	September 29, 2007

Sales	$6,801	$19,056
Income before income taxes	609	1,496

During the third quarter of 2008, we incurred a pre-tax charge of $300 for legal expenses related to activities of our formerly-owned Distributed Products business.

AXSYS TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data - Unaudited)

Note 9 - Contingencies

We are a defendant in various lawsuits, none of which are expected to have a material adverse effect on Axsys’ business or financial position.

During the third quarter of 2008, we entered into a 7-year operating lease for a new manufacturing building in Nashua, New Hampshire. The monthly lease payments will have a material impact on the contractual obligations table as presented in our annual form 10-k filing.

The future minimum lease payments under the terms of the lease agreements would increase the contractual obligations table as follows:

Less than 1 year	$361
1 to 3 years	1,277
3 to 5 years	934
After 5 years	488
$3,060

Note 10 - Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”).  This statement was effective as of the beginning of fiscal 2008.  SFAS 157 provides a common fair value hierarchy for companies to follow in determining fair value measurements in the preparation of financial statements and expands disclosure requirements relating to how fair value measurements were developed. SFAS 157 clarifies the principle that fair value should be based on the assumptions that the marketplace would use when pricing an asset or liability, rather than company specific data.  The adoption of SFAS 157 did not have a material impact on our results of operations and financial position.

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

SFAS 141(R) is required to be adopted concurrently with SFAS 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Early adoption is prohibited. We are currently assessing the impact that SFAS 141(R) and SFAS 160 will have on our results of operations and financial position.

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

Highlights

•                  Net income in the third quarter of 2008 was $8.0 million, or $0.69 per diluted share, compared with $4.1 million, or $0.37 per diluted share, in the same period one year ago. Operating income in the third quarter of 2008 increased to $11.8 million compared to $6.1 million in the same period one year ago.

•                  Sales in the third quarter of 2008 increased to $64.8 million, compared with $45.2 million in the same period in the prior year, driven by increased demand for our infrared cameras and lenses.

•                  Our operating income in the third quarter of 2008 improved to 18.2% of sales compared to 13.5% of sales the same period a year ago. Operating income benefited from higher sales volume and improved margins as we continue to gain leverage on our fixed manufacturing costs and operating expenses.

•                  Our backlog increased 32% to $184.5 million in the third quarter of 2008, compared to $140.2 million at the end of the fourth quarter of 2007, largely due to strong demand for thermal camera systems.

Results of Operations

The following tables set forth certain financial data for the three and nine months ended September 27, 2008 and September 29, 2007 (in thousands and as a percentage of sales).

	Three Months Ended
	September 27, 2008		September 29, 2007
Sales	$64,793	100.0%	$45,218	100.0%
Cost of sales	42,173	65.1	30,560	67.6
Gross profit	22,620	34.9	14,658	32.4
Selling, general and administrative expenses	8,602	13.3	7,131	15.8
Research, development and engineering expenses	2,201	3.4	1,436	3.1
Operating income	11,817	18.2	6,091	13.5
Interest expense	(12)	(0.0)	(191)	(0.4)
Interest income	49	0.1	55	0.1
Other income, net	110	0.2	17	0.0
Income from continuing operations before income taxes	11,964	18.5	5,972	13.2
Provision for income taxes	3,777	(5.8)	2,216	(4.9)
Income from continuing operations	8,187	12.7	3,756	8.3
(Loss) income from discontinued operations, net of tax	(199)	(0.3)	383	0.8
Net income	$7,988	12.4%	$4,139	9.1%

	Nine Months Ended
	September 27, 2008		September 29, 2007
Sales	$181,540	100.0%	$123,712	100.0%
Cost of sales	118,988	65.5	83,910	67.8
Gross profit	62,552	34.5	39,802	32.2
Selling, general and administrative expenses	26,715	14.7	18,720	15.1
Research, development and engineering expenses	6,255	3.4	4,383	3.5
Operating income	29,582	16.4	16,699	13.6
Interest expense	(37)	(0.0)	(463)	(0.4)
Interest income	237	0.1	174	0.1
Other income (expense), net	231	0.1	(235)	(0.2)

Income from continuing operations before income taxes	30,013	16.6	16,175	13.1
Provision for income taxes	10,489	(5.8)	6,135	(5.0)
Income from continuing operations	19,524	10.8	10,040	8.1
(Loss) income from discontinued operations, net of tax	(325)	(0.2)	929	0.8
Net income	$19,199	10.6%	$10,969	8.9%

Consolidated Results

During the quarter ended September 27, 2008, revenues from the Imaging Systems Group increased $14.6 million or 44.7% compared to the same period in 2007 and accounted for 73.2% of our total revenues in 2008 compared with 72.4% in the comparable period in 2007.  During the quarter, revenues from the Surveillance Systems Group grew 39.4% or $4.9 million compared to the prior year and represented 26.8% of total revenues for the quarter ended September 27, 2008 compared to 27.6% in the prior year.  Gross margins for current quarter increased 250 basis to 34.9% compared to the quarter ended September 29, 2007.  This increase in gross margins is primarily due to product mix in both reporting segments and leveraging of our fixed expenses.

On a year-to-date basis, revenues from the Imaging Systems Group increased $34.2 million and represented 69.1% of total revenues, which is 4.6% lower than the same period in 2007. The increase in revenues was partially due to an increase of shipments in support of two of the U.S. Army’s remote operated weapon station programs (CROWS and Stryker) which accounted for 11.8% of total revenues for the nine months of 2008 compared to 5.8% in the prior year. Revenues from the Surveillance Systems Group grew $23.6 million or 72.6% compared to the comparable period in the prior year and represented 30.9% of total revenues for the first nine months of 2008 compared to 26.3% in 2007.  As revenues shift toward the Surveillance Systems Group, year to date gross margins increased 230 basis points to 34.5% compared to 32.2% for the nine months ended September 29, 2007.  The shift towards the Surveillance Systems Group is driven by both the 2007 acquisition of the gyrostabilized gimbal business and a general increase in infrared camera sales.

Our selling, general and administrative spending increased $1.5 million for the third quarter of 2008 and $8.0 million for the first nine months of 2008, compared to the same periods one year ago. The increase in spending was primarily due to the acquisition of Cineflex, which added approximately $3.8 million of operating expense on a year-over-year basis. We also continue to invest in our infrastructure to support our growth.

Our research, development and engineering expenses increased $0.8 million during the third quarter of 2008 and $1.9 million for the first nine months of 2008 compared to the same periods in the prior year. These increases were mainly due the addition of the gyrostabilized gimbal business and the continued development of our infrared product lines, as we continue to focus on product requirements to meet future customer demands.

Income Taxes.  The consolidated effective tax rate was 31.6% for the three months and 34.9% for the nine months ended September 27, 2008 compared to 37.1% for the three months and 37.9% for the nine months ended September 29, 2007. The favorable tax rate in 2008 is primarily due to tax benefits received from the exercise of stock options, the expiration of tax reserves and adjustments made in conjunction with the filing of our 2007 tax returns. During the first nine months of 2008, we recorded a tax expense of 32.7% for federal taxes and 2.2% for state taxes.

Discontinued operations.  We incurred pre-tax costs of $0.3 million during the third quarter of 2008 and $0.5 million for the first nine months of 2008 for legal costs related to activities of our formerly-owned Distributed Products business. We do not expect this to have a material adverse effect on our business positions in the future.  We recognized income after taxes of $0.4 million for the third quarter and $0.9 million for the first nine months of 2007 from this discontinued business.

Results of Segment Operations

The following tables and discussion set forth selected financial information from continuing operations on a segment basis for the three and nine months ended September 27, 2008 and September 29, 2007.

Imaging Systems Group

(table in thousands and as a percentage of sales)

	Three Months Ended				Nine Months Ended
	September 27, 2008		September 29, 2007		September 27, 2008		September 29, 2007
Sales	$47,418	100.0%	$32,757	100.0%	$125,431	100.0%	$91,214	100.0%
Gross profit	14,854	31.3%	9,646	29.5%	38,244	30.5%	27,229	29.9%
Operating income	10,582	22.3%	5,736	17.5%	24,679	19.7%	16,128	17.7%

Sales in the Imaging Systems Group increased 44.8% for the third quarter of 2008 and 37.5% for the first nine months of 2008 compared to the same periods in 2007. The increase in sales was largely attributable to growth among our infrared lens and other optical subsystems. We are continuing to experience strong demand for our infrared product lines through our participation in large scale military programs such as the U.S. Army’s common remotely-operated weapon station. In addition, revenue increased within our targeting and motion control products, which are used in the defense, space and homeland security markets.

Gross margin increased 180 basis points for the third quarter of 2008 and 60 basis points the first nine months of 2008 when compared to the same periods a year ago. Margins benefited from increased volume among our large-scale military programs within our infrared lens products and beneficial sales mix toward higher-than-average margin products within our motion control products.

Operating income as a percentage of sales increased 480 basis points for the third quarter of 2008 and 200 basis points the first nine months of 2008 when compared to the same periods in 2007. These increases were due mainly to the increased sales volume, the improvements in gross margins and leverage gained on our operating expenses.

Surveillance Systems Group

(table in thousands and as a percentage of sales)

	Three Months Ended				Nine Months Ended
	September 27, 2008		September 29, 2007		September 27, 2008		September 29, 2007
Sales	$17,375	100.0%	$12,461	100.0%	$56,109	100.0%	$32,498	100.0%
Gross profit	7,766	44.7%	5,012	40.2%	24,308	43.3%	12,573	38.7%
Operating income	3,581	20.6%	2,120	17.0%	11,775	21.0%	5,678	17.5%

Sales in the Surveillance Systems Group increased 39.4% for the third quarter of 2008 and 72.6% for the first nine months of 2008 compared to the same periods in 2007.  The increases in revenue were attributable to strong growth among our infrared cameras used in land-based perimeter security and border protection platforms. Sales from our commercial product lines within the gyrostabilized gimbal business, which was acquired in April 2007, also added to the increase in sales during the first nine months of 2008.

Gross margin increased 450 basis points for the third quarter of 2008 and 460 basis points for the first nine months of 2008 when compared to the same periods in 2007. The increases in margins were primarily due to the increased volume within the infrared camera product lines and a favorable product mix as a higher concentration of overall sales were for cooled cameras, which generally carry higher margins.

Operating income increased 360 basis points for the third quarter and 350 basis points for the first nine months of 2008 compared to the same period in 2007, primarily as a result of higher sales volume and gross margin improvements due to leverage gained on our manufacturing costs. This was offset partially by additional operating expenses associated with the operation of our gyrostabilized gimbal business. Our investment in infrastructure and product development efforts increased as we continue to focus on requirements for current and future customer demand.

Liquidity and Capital Resources

Our strategy to enhance shareholder value is dependent on our ability to take advantage of both internal and external business opportunities as they arise. Maximizing the utilization of our cash resources is crucial to the successful execution of our strategy. Our revolving credit facility permits borrowings of up to $40.0 million, of which $3.0 million may be utilized to issue letters of credit.  We had no borrowings outstanding under the revolving credit facility at September 27, 2008; however, $2.4 million of the revolving credit facility was utilized for outstanding letters of credit.  Our credit facility requires us to maintain compliance with certain covenants, including covenants regarding minimum EBITDA, a minimum fixed charge coverage ratio and a maximum leverage ratio. As of September 27, 2008, we were in compliance with all the covenant requirements of our credit facility. The credit facility is secured by a lien on all our assets and the assets of our subsidiaries, as well as a pledge of the stock of our subsidiaries.

We continue to invest in new growth opportunities and increase spending on research and development and capital equipment that is critical to increased production capacity. With our existing cash balance, anticipated cash flows from operations and available borrowings under our revolving credit facility, management believes that we have sufficient liquidity to finance our operations, capital expenditures and working capital requirements for the foreseeable future, including at least the next twelve months.

Operating Activities

Our net income for the first nine months of 2008 was $19.2 million, which included $4.7 million of excess tax benefits from the exercise of stock options, $3.6 million of depreciation and amortization, $1.3 million of share-based compensation expense, a $0.3 million increase in our deferred tax assets and $0.2 million of other non-cash items.  In addition, net income included $0.3 million of expense for legal accruals related to our discontinued operations, net of tax.

We utilized $22.5 million of cash to fund changes in our operating assets and liabilities from continuing operations during the first nine months of 2008. This was driven by the utilization of $20.3 million of cash to fund an increase in our accounts receivable primarily as a result of increased sales volume in our Surveillance Systems business. In addition, we utilized $11.3 million to fund an increase in our inventories, mainly to support sales growth. We also made a strategic decision to increase inventory in the Surveillance Systems business in order to reduce delivery time, which is an increasingly important competitive dynamic. Deferred revenues also decreased $5.5 million as a shift in our product mix resulted in lower customer deposits. In addition, we used $0.2 million in cash to fund changes in other assets and other liabilities for costs associated with an increase in prepaid expenses and the utilization of a loss contract reserve.  Accrued liabilities increased $4.4 million due largely to excess tax benefits from the exercise of stock options and an increase in employee compensation expenses. This increase in accrued liabilities was partially offset by reduced current tax liabilities resulting from tax benefits realized on exercises of share-based compensation awards. These uses of cash were partially offset by a $10.4 million increase in accounts payable largely due to increased inventory levels and the timing of vendor invoices.

During the first nine months of 2008, cash used by discontinued operations totaled $1.0 million, consisting of cash used in conjunction with the fourth quarter of 2007 sale of our Distributed Products business and environmental clean-up activities of various formerly owned sites.

Our net income for the first nine months of 2007 was $11.0 million, which included $3.4 million of depreciation and amortization, $0.9 million of share-based compensation expense, a $0.3 million increase in our deferred tax assets, $0.4 million of other non-cash items and $0.2 million of excess tax benefits from the exercise of stock options. In addition, net income included $0.9 million of income from our discontinued operations, net of tax.

During the nine months ended September 29, 2007, we utilized $4.1 million of cash to fund changes in our operating assets and liabilities. We utilized $3.0 million of cash to fund an increase in accounts receivable primarily as a result of increased sales volume. We used $10.0 million of cash to fund an increase in our inventories mainly to support growth in our infrared lens and gimbal product lines. In addition, cash was also required to fund increases in inventory levels associated with some of our large aerospace and defense programs, which require long lead times. Accrued liabilities increased $3.0 million during the nine months ended September 29, 2007 primarily due to excess billings over costs on our percentage of completion contracts and increased incentives reserves.  In the first nine months of 2007, deferred income increased $3.5 million primarily as a result of increased customer deposits on our larger aerospace and defense programs.  Accounts payable increased $2.6 million due to the timing of vendor payments associated with increased inventory levels necessary to support growth within the business. Additional cash outflow of $0.2 million was primarily for costs associated with the utilization of loss contract reserve and former employees’ retirement benefits

During the first nine months of 2007, cash provided by discontinued operations totaled $1.5 million. This consists of cash provided by our Distributed Products business partially offset by cash used for environmental clean-up activities various formerly owned sites.

Investing Activities

Net cash used in investing activities from continuing operations was $11.0 million for the first nine months of 2008.  We utilized $8.0 million of cash for capital expenditures primarily for the purchase of production and testing equipment. We also utilized $3.0 million of cash for an earn-out payment related to our 2007 acquisition of Cineflex.

Net cash used in investing activities from continuing operations was $23.3 million for the first nine months of 2007. We utilized $27.0 million of cash to purchase Cineflex. During the second quarter of 2007, we received $9.6 million in proceeds from the sale of manufacturing facilities in Nashua, New Hampshire and Cullman, Alabama as part of a sale-leaseback transaction. We utilized $4.7 million of cash for capital expenditures primarily for the purchase of production and testing equipment. We also utilized $1.2 million of cash for the final earn-out payment in connection with our acquisition of Telic Optics, Inc. Net cash used in investing activities from discontinued operation was $0.1 million in the first nine months of 2007, which represented purchases of capital equipment by our Distributed Products business.

Financing Activities

Financing activities provided $8.0 million of cash during the first nine months of 2008 and $10.9 million during the first nine months of 2007. We received $2.7 million in the first nine months of 2008 and $0.8 million in the first nine months of 2007 for proceeds from the exercise of stock options. We also recorded a tax benefit of $4.7 million during the first nine months of 2008 and $0.2 million during the first nine months of 2007 related to the exercise of stock options.  In addition, during the first nine months of 2007, we borrowed $25.0 million under our revolving credit facility for the acquisition of Cineflex and used $15.0 million to repay a portion of those borrowings. We also used $0.1 million to fund debt issuance costs associated with the amendment of our credit agreements in 2007.

Backlog

A substantial portion of our business is of a build-to-order nature requiring various engineering, manufacturing, testing and other processes to be performed prior to shipment.  As a result, we generally have a significant backlog of orders to be shipped.  Axsys ended the first nine months of 2008 with a backlog of $184.5 million, compared to a backlog of $138.6 million at September 29, 2007, an increase of $45.9 million, or 33%.  We believe that a substantial portion of our backlog of orders at September 27, 2008 will be shipped over the next twelve months. However, approximately 8.5% of our current backlog will be shipped in the fourth quarter of 2009 and beyond.

Contracts and Commitments

During the third quarter of 2008, we entered into a 7-year operating lease for a new manufacturing building in Nashua, New Hampshire. The monthly lease payments will have a material impact on the contractual obligations table as presented in our annual form 10-k filing.

The future minimum lease payments under the terms of the lease agreements would increase the contractual obligations table as follows:

Less than 1 year	$361
1 to 3 years	1,277
3 to 5 years	934
After 5 years	488
$3,060

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”).  This statement was effective as of the beginning of fiscal 2008.  SFAS 157 provides a common fair value hierarchy for companies to follow in determining fair value measurements in the preparation of financial statements and expands disclosure requirements relating to how fair value measurements were developed. SFAS 157 clarifies the principle that fair value should be based on the assumptions that the marketplace would use when pricing an asset or liability, rather than company specific data.  The adoption of SFAS 157 did not have a material impact on our results of operations and financial position.

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

SFAS 141(R) is required to be adopted concurrently with SFAS 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Early adoption is prohibited. We are currently assessing the impact that SFAS 141(R) and SFAS 160 will have on our results of operations and financial position.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk sensitive instruments do not subject us to material risk exposures. Our revolving credit facility remains available through May 2012, subject to optional prepayment in accordance with its terms. We may elect to have any borrowing under the revolving credit facility bear interest either at the bank’s prime rate or the LIBOR rate plus a margin of 100 to 200 basis points, depending on our consolidated funded debt-to-consolidated EBITDA ratio.  We have the option of selecting the 1-month, 2-month, 3-month or 6-month LIBOR rate. Up to $3.0 million of the revolving credit facility may be utilized to issue letters of credit.  We had no borrowings outstanding under the revolving credit facility at September 27, 2008; however, $2.4 million of the revolving credit facility was utilized for outstanding letters of credit. The credit facility is secured by a lien on all our assets and the assets of our subsidiaries, as well as a pledge of the stcok of our subsidiaries.

In the fourth quarter of 2007, we signed a multi-year, fixed-price, Euro-denominated sales contract valued at €4.0 million. We began reporting revenue on this contract in the fourth quarter of 2007, based on the percentage of completion accounting method. We received our first Euro cash payment under this contract in June 2008 and will continue to receive payments until April 2010.  This contract exposes us to foreign currency fluctuations, which could adversely impact the revenues and cash flows under this contract. To mitigate this risk, we entered into foreign currency forward contracts, which currently qualify for hedge accounting treatment.  Related gains and losses on these contracts, to the extent they are effective hedges, are recognized in income at the same time the hedged transaction is recognized or when the hedged asset or liability is adjusted. To the extent the hedges are ineffective, gains and losses on the contracts are recognized in the current period. At September 27, 2008, the fair values of the forward exchange contracts outstanding, as well as the amounts of gains and losses recorded during the year then ended, were not material.

We evaluated the credit quality of the counterparty to this derivative transaction and determined that the counterparty had low credit risk. We periodically monitor changes to the credit quality of the counterparty. We do not hold or issue derivative financial instruments for trading or speculative purposes

Item 4. CONTROL AND PROCEDURES

As of September 27, 2008, management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Our principal executive officer and principal financial officer concluded, based on their review, that our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), were, as of the end of the period covered by this quarterly report, effective to ensure that information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

During the third quarter of 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
June 29 – July 26, 2008	—	$—	—	199,917
July 27 – August 23, 2008	—	—	—	199,917
August 24 – September 27, 2008	—	—	—	199,917
Total	—	—	—	199,917

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

Item 6.  EXHIBITS

10.1

Amended and Restated Employment Agreement, dated as of September 4, 2008, by and between Axsys Technologies, Inc. and Stephen W. Bershad (filed as Exhibit 10.1 to Axsys’ Form 8-K filed on September 10, 2008 (File no. 000-16182) and incorporated herein by reference)

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

Date: October 22, 2008		AXSYS TECHNOLOGIES, INC.

	By:	/s/Stephen W. Bershad
Stephen W. Bershad
Chairman of the Board of Directors
and Chief Executive Officer

/s/ David A. Almeida
David A. Almeida
Executive Vice President, Chief Financial Officer
and Treasurer

(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1

Amended and Restated Employment Agreement, dated as of September 4, 2008, by and between Axsys Technologies, Inc. and Stephen W. Bershad (filed as Exhibit 10.1 to Axsys’ Form 8-K filed on September 10, 2008 (File no. 000-16182) and incorporated herein by reference)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350 – Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. Section 1350 – Chief Financial Officer