Form 10-K
period 2008-12-31
AXSYS TECHNOLOGIES INC
filed 2009-02-17
CIK 206030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the close of business on June 28, 2008 was $464,421,044.

         The number of shares outstanding of the registrant's common stock as of February 12, 2009 was 11,282,574.

         Parts of the following document are incorporated by reference into Part III of this Annual Report on Form 10-K: the Proxy Statement for the registrant's 2009 Annual Meeting of Stockholders.

 PART I

Item 1.    BUSINESS

        Axsys Technologies, Inc. (together with our subsidiaries, unless the context suggests otherwise, "Axsys", "Company", "we", "us" or "our") was originally incorporated in the State of New York in 1959 and reincorporated in the State of Delaware in 1968. We are a leading designer and manufacturer of precision optical solutions for defense, aerospace, homeland security and high-performance commercial applications. These sophisticated solutions are typically found in applications that demand the finest optical surfaces, highest accuracy and tightest motion control tolerances. Application examples include weapon systems, long-range surveillance cameras and highly precise imaging telescopes. We typically sell our products to government institutions such as the U.S. Border Patrol, Army, Navy and Air Force, or to large defense contractors for integration into larger platforms

        We are organized into two business segments: the Surveillance Systems Group and the Imaging Systems Group. Financial information by business segment can be found in Note 14 to the consolidated financial statements included elsewhere in this annual report, which is incorporated by reference herein.

Surveillance Systems Group

        The Surveillance Systems Group designs, manufactures and sells highly precise camera systems for deployment on ground, marine and aerial vehicles. The products are typically used in surveillance, reconnaissance, tracking and targeting applications. Our products can be grouped into two primary areas: non-stabilized camera systems and gyrostabilized camera systems. Non-stabilized camera systems are often deployed as fixed mounts on poles or masts. Typical applications for non-stabilized camera systems include border surveillance, port threat detection and perimeter security. Gyrostabilized camera systems are usually deployed on airborne vehicles such as helicopters, manned and unmanned aerial vehicles, and marine vehicles. Gyrostabilization is usually necessary in air-and sea-based applications in order to maintain a steady image while the vehicle is moving on several axes. Typical applications for gyrostabilized camera systems include search and rescue, drug interdiction, border surveillance, criminal pursuit and movie production.

        The focus markets for our Surveillance Systems Group are defense, homeland security, law enforcement, electronic news gathering and film production. Our products are sold both as stand-alone products and as constituent parts of larger, integrated surveillance networks. Sales are achieved through a combination of direct sales and a worldwide distributor network.

        The core engineering requirements necessary to design, develop and manufacture our products include visible and infrared optical engineering, precision mechanical engineering, electrical engineering and embedded and application software engineering. Our engineering staff is particularly skilled at designing to military-grade specifications, which require a high degree of precision and must conform to extremely tight tolerance and reliability requirements.

        The Surveillance Systems Group has design and manufacturing facilities in Nashua, New Hampshire and Grass Valley, California. For the fiscal year ended December 31, 2008, the Surveillance Systems Group generated $75.6 million, or approximately 31%, of our total revenues.

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

        The primary target markets for the Imaging Systems Group are defense, space and homeland security. However, we also serve high-performance commercial markets, such as thermographic camera systems and graphic arts capital equipment. Our products are often designed to meet customer specifications and are sold as original equipment manufacturer ("OEM") solutions, which are integrated into our customers' products.

        The core engineering requirements necessary to design, develop and manufacture our products include visible and infrared optical engineering, precision mechanical engineering, electrical engineering and embedded and application software engineering. Our engineering staff is particularly skilled at designing to military-grade specifications, which require a high degree of precision and must conform to extremely tight tolerance and reliability requirements.

        The Imaging Systems Group has design and manufacturing facilities in Nashua, New Hampshire, San Diego, California, Cullman, Alabama and Rochester Hills, Michigan. For the fiscal year ended December 31, 2008, the Imaging Systems Group generated $169.9 million, or approximately 69%, of our total revenues.

Market Overview

        Our products are sold to both end user communities and OEMs in a variety of markets that demand the precision and performance that our products and capabilities provide.

Surveillance Systems Group

        Military Surveillance, Reconnaissance and Targeting.    Surveillance, Reconnaissance and Targeting represents one of the largest growth sectors in the U.S. Department of Defense budget. This sector includes optical sensors and thermal imaging equipment. Militaries around the world are transforming themselves with the development of advanced platforms such as unmanned vehicles and remote weapons stations, and advanced optical sensors platforms are vital to this transformation. In addition, as terrorist threats mount, the military has an increasing need to "Own the Night" with thermal imaging equipment. We have a substantial heritage in this market and continue to focus on protecting and building upon this position. We are involved in many significant surveillance programs, in particular those serving the Air Force, Navy, Marines and Army.

        Homeland Security.    Government officials in the United States and internationally have increased their focus on designing plans to reduce the risk of terrorist attacks and prepare for the consequences of terrorist attacks. Many of the preventative efforts of these initiatives involve surveillance and imaging of people, baggage, cargo and vehicles. We are well positioned to participate in this emerging market with our imaging and infrared solutions and expect to benefit from spending on border security in the United States and abroad.

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

        Non-Military Airborne Imaging.    The advancement of gyrostabilization technology and long-range, high-definition cameras has led to increased demand for airborne imaging systems from law enforcement agencies, electronic news gathering organizations and movie production companies. The advent of high-definition image capture, in particular, is leading customers in these markets to upgrade their existing helicopters with newer, high-performance camera platforms. In addition, the extreme long-range capabilities of these new systems provides law enforcement agencies with heightened surveillance capabilities. We are at the forefront of high-definition gyrostabilized camera system development and are increasingly recognized as a technology leader in this space.

Imaging Systems Group

        Military Surveillance, Reconnaissance and Targeting.    Surveillance Reconnaissance and Targeting represents one of the largest growth sectors in the U.S. Department of Defense budget. This sector includes optical sensors and thermal imaging equipment. Militaries around the world are transforming themselves with the development of advanced platforms such as unmanned vehicles and remote weapons stations, and advanced optical sensors platforms are vital to this transformation. We have a substantial heritage in this market and continue to focus on protecting and building upon this position.

        We are involved in many large-scale programs, including the MRAP vehicles, Apache Helicopter, Stryker, MIA2 Abrams, Bradley Fighting Vehicle, Thermal Weapons Site, CROWS and F-35 Joint Strike Fighter. Many of the applications with which we are involved include the continuing development of next-generation targeting, night vision, navigation and imaging systems. We are a major supplier of optical systems for night-vision optical systems, which are an important component of the U.S. Army's strategy to "Own the Night".

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

Technologies, Products and Capabilities

        All our products leverage our fundamental strengths in precision optics and motion control. We have a long heritage in the design and manufacture of military-grade reflective and transmissive optical systems and high-precision motion control technology.

        Precision Optics.    We are a leading designer and manufacturer of custom precision reflective and transmissive optical solutions. We provide complete design, fabrication and testing of glass and metal optics ranging from single and multi-faceted scan mirrors to complex telescope assemblies and thermal camera lenses. We have designed and manufactured optical products for military and astronomical applications for over 40 years.

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

        We also specialize in the production of precision lenses using infrared materials through the use of conventional grinding and polishing techniques. We produce spherical and aspheric lenses by hand polishing and produce spherical, aspheric and diffractive lenses in infrared materials by diamond turning. Surfaces are tested using null tests and profilometry. These glass lenses are integrated into sophisticated lens assemblies for use with thermal cameras or imaging systems or sold as components for use by OEM suppliers in various infrared applications. Our infrared lens assemblies are tested using Modulation Transfer Function ("MTF") test equipment and infrared interferometry.

        Finally, we are a leading fabricator of precision machined and processed exotic materials, which are often used for high-performance optical applications. These materials include beryllium, AlBeMet, titanium, halfnium, quartz and glass used in the defense, space and high-performance commercial markets. Applications include precision optics, airbearings, structural housings and gimbals. Our airbearings provide high-speed precision positioning and are used in high-speed scanners for digital imaging and weapon guidance systems. Our gimbals are used in various applications, including positioning optical sensors in forward-looking infrared night vision systems. We also manufacture optical substrates used internally and by our customers in a variety of precision metal optical applications such as weapon fire control systems and space-borne instruments.

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

        Resolvers are manufactured with transmitter, differential or receiver functions. These resolvers are specifically designed to withstand high-impact shock and environments containing dirt, grease, oil or other contaminants and are either housed or un-housed in a variety of configurations. Resolvers are either single or multi-speed (up to 64-speed), with outer diameters ranging from 0.7" to 15", and provide accuracies to five arc-seconds.

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

  •
  Fast Steering Mirrors.    We have applied extensive experience designing and building opto-mechanical systems to develop fast steering mirror ("FSM") technology. The single-axis and two-axis flexure-mounted FSM represents a compact, low-cost, high-performance design solution for a variety of emerging optical scanning and beam stabilization applications. Such devices may be used to correct for polygon cross scan errors, acquire and lock beams within free space laser systems, modulate tilt and cavity control in interferometers, maintain beam stabilization in the presence of thermal drift and vibration and provide general two-axis beam scanning.

        Thermal Imaging Cameras.    We design and manufacture a broad and growing line of world-class thermal imaging cameras. Our product portfolio includes an extensive line of integrated thermal imaging systems, cooled cameras, uncooled cameras and clip-on weapon night sights. Our success in thermal cameras is integrally tied to our ability to produce industry-leading optical lens assemblies and our advanced coating processes.

        Our cameras, including cooled and uncooled surveillance cameras and handheld imagers, fill a variety of requirements of federal and military customers, municipal first responders and commercial entities. In addition, we have leveraged our camera technology to expand into sophisticated sensor systems, which include thermal cameras, visible cameras, laser range finders and stabilized positioning systems. These systems satisfy a broad array of surveillance requirements in the military, homeland security and commercial sectors. We also manufacture handheld thermal cameras that we market and sell to first responders in law enforcement and security departments, as well as to the U.S. Border Patrol and the U.S. military.

        We have designed our line of thermal cameras using a consistent architecture and are therefore able to readily construct the combination of product features that best meet a customer's needs. The common design elements of our thermal imagers permit us to offer a wide variety of thermal cameras to satisfy specific customer demand. This approach has allowed us to adapt cutting edge focal plane array technologies for both high-end and low-end market opportunities. Additionally, our software engineering team has made significant strides in proprietary designs that drive our complex thermal camera integration and allow us to respond to a variety of customer requirements.

        Gyrostabilized Camera Systems.    We design and manufacture a growing line of four and five axis gyrostabilized sensor systems for use on airborne and marine vehicles. These systems are designed to maintain extreme image stability in the face of significant vehicle motion, even when viewing objects at great distances. Our products are often used by movie production studios and TV news helicopters to capture long range footage in high definition.

        Our gyrostabilized camera systems satisfy a variety of application and customer requirements. These systems are primarily differentiated by their size, payload and viewing capability. These attributes are directly correlated as the larger systems can contain a wider variety of camera types and larger, more powerful cameras and telescopes.

        Our success in this industry is a result of our experience and expertise in optical design and motion control, the two fundamental technologies involved in designing and manufacturing these products. The design and manufacture of these products demands significant interplay between optical and motion control engineering to optimize the system's performance.

        Positioning Systems.    We design and manufacture a growing line of sensor positioning systems. These highly precise positioning systems are designed for use with infrared cameras, visible cameras, antennas, radars and other surveillance technologies. The products are sold in both gyrostabilized and non-stabilized configurations. These positioning systems are primarily differentiated by size and payload capacity.

        Our positioning systems are vertically integrated due to the fact that in many cases we manufacture the critical motors and sensor components on which the system depends. These military-grade components enable the system to operate with extraordinary control and precision.

Backlog and Orders

        We received new orders of $270.4 million in 2008, ending the year with a backlog of $165.1 million, of which 7.7% will be shipped beyond 12 months. Our backlog increased by $24.9 million, or 17.8%, compared to our ending backlog of $140.2 million as of December 31, 2007.

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

Customers

        Our customers include end users, equipment integrators and OEMs that demand high-precision, high-performance products or subsystems. We sell our products primarily to customers in the aerospace and defense, space, homeland security and high-performance commercial markets.

        BAE Systems, an aerospace and defense systems supplier, represented 23.2% of our total sales during 2008, 15.8% of our total sales during 2007 and 14.6% of our total sales in 2006. We participate with BAE Systems on multiple programs, with the majority of our sales to BAE Systems relating to two armored vehicle programs and a thermal weapons sight program. Both programs are ultimately dependent on U.S. Department of Defense spending and could be canceled. However, night vision systems are a high priority for the U.S. military and, therefore, we do not foresee any weakening of demand for these products in the short term.

        Our infrared lens products, which are used in BAE Systems' remote operated weapon station programs, represented 13.0% of our total sales during 2008. No single product or class of similar product represented 10% or more of our total sales in 2007 or 2006.

        Raytheon Company, an aerospace and defense systems supplier, while not a material customer in 2008 or 2006, represented 10.9% of our total sales during 2007.

        We had aggregate sales, both military and non-military, directly to the U.S. government, including its agencies and departments, of approximately $7.0 million in 2008, $6.2 million in 2007 and $4.8 million in 2006. These sales accounted for approximately 2.8% of our sales in 2008 and 3.6% of our total sales in each of 2007 and 2006. Approximately 70.7% of our total sales in 2008, 66.4% of our total sales in 2007 and 68.9% of our total sales in 2006 were derived from subcontracts with U.S. government contractors. The majority of these contracts are subject to termination at the convenience of the U.S. government, and certain contracts are also subject to renegotiation. Currently, we are not aware of any proposed termination or renegotiation of such contracts that would have a material adverse effect on our business.

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

Sales, Marketing and Customer Support

        As of December 31, 2008, we employed 60 sales, marketing and customer support personnel throughout our organization, compared to 50 employees in similar functions at the end of 2007.

        Our sales organization included 20 direct sales field personnel, most of whom have engineering backgrounds, with the remainder involved in inside sales, customer service, program management, contract administration and applications engineering. We believe that our sales effort is enhanced by having engineering-trained sales personnel available to meet with our customers' engineering personnel. Our application and design engineers are also involved in the sales process.

        We also sell our products through a significant number of manufacturers' sales representatives and agents. Although we believe that we have satisfactory relationships with these sales representatives and agents, we cannot assure investors that these relationships will continue to be satisfactory or will continue at all.

Domestic and Foreign Sales

        The table below presents sales from continuing operations to specific geographic regions. All of our assets are located within the United States.

	Years Ended December 31,
	2008	2007	2006
	(In thousands)
United States	$215,574	$148,164	$116,380
Europe	18,230	15,196	9,441
Other foreign	11,680	8,261	4,107

Total sales	$245,484	$171,621	$129,928

Research, Development and Engineering

        We seek to develop new products and improve existing products in order to keep pace with the increasing performance requirements of our customers. We devote significant resources, a portion of which is reimbursed by customers, to development programs directed at creating new products and product enhancements, as well as developing new applications for existing products. Because we believe that our ability to compete effectively depends in part on maintaining and enhancing our expertise in applying new technologies and developing new products, we dedicate substantial resources to engineering, research and development. As of December 31, 2008, we employed 121 individuals in engineering, research and development functions. We cannot assure investors that our product development efforts will be successful in producing products that respond to technological changes or new products introduced by others.

        Our costs associated with research, development and engineering expenses were $8.8 million in 2008, $6.3 million in 2007 and $4.5 million in 2006. We intend to direct our research and development activities toward integrating our various technologies and continuing to develop subsystems.

Raw Materials Suppliers

        The raw materials and components that we purchase are generally available from multiple suppliers. However, Brush Wellman, Inc. is the only U.S. source for beryllium, which is a material used extensively by us. Historically, we have had an excellent relationship with Brush Wellman and have not encountered problems in obtaining our supply requirements. While there is an alternative source in Kazakhstan, most of our military contracts preclude the use of non-U.S. material. We believe that a partial or complete loss of Brush Wellman as a supplier of beryllium, or production shortfalls or interruptions that otherwise impair the supply of beryllium, would have a material adverse effect on our business, financial condition and results of operations.

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

Environmental Regulation

        We believe that we are currently in compliance, in all material respects, with federal, state and local laws and regulations governing the use and discharge of hazardous substances and other pollutants into the environment or otherwise relating to the protection of the environment and that any non-compliance with such laws will not have a material adverse effect upon our business, financial condition, results of operations, capital expenditures, earnings or competitive position. We cannot assure you, however, (1) that changes in federal, state or local laws, regulations or regulatory policy or the discovery of unknown problems or conditions will not require substantial expenditures in the future or (2) as to the extent of our liabilities, if any, for past failures, if any, to comply with applicable environmental laws, regulations and permits, any of which also could have a materially adverse effect on our business, financial condition or results of operations.

        We have incurred, and may incur in the future, costs and liabilities under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or similar state laws for the investigation and cleanup of hazardous waste or contamination at third-party waste disposal sites or at current or former facilities, related in part to historical practices or waste disposed of prior to the purchase of facilities by us. We are in the process of remediating two formerly owned sites in Bedford, Ohio and St. Petersburg, Florida and we are participating as a potentially responsible party ("PRP") at a third-party waste disposal site in Norwalk, Connecticut. Although liability under CERCLA is joint and several, meaning that liability can exceed a PRP's pro rata share of cleanup costs, we believe, based on currently available information, that it is remote that costs associated with these sites will have a material adverse effect on our business and financial condition. It is possible, however, that our results of operations for a particular fiscal period could be materially affected.

        As of December 31, 2008, we have an accrual of $0.8 million for future costs related to the Ohio, Florida and Connecticut sites. These estimates have been developed in consultation with outside environmental and legal consultants handling these matters and are based upon an analysis of the anticipated remediation plans. We do not anticipate these matters will have a material adverse effect on our consolidated financial position. It is possible, however, that future results of operations could be materially affected by changes in our assumptions.

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

Employees

        As of December 31, 2008, we employed 991 persons, including 728 in manufacturing, 60 in sales, 121 in engineering and 82 in administration. Currently, none of our employees are represented by unions and we consider our relationship with our employees to be satisfactory. There has been no significant interruption of operations due to labor disputes.

Available Information

        Our Internet website is http://www.axsys.com. We make available free of charge on our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the Securities and Exchange Commission. In addition, we have posted the charters for our Audit Committee, Compensation Committee and Nominating and Governance Committee on our website under the heading "Investors." These charters are not incorporated herein by reference. We will also provide a copy of these documents to stockholders upon request.

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

        The aerospace and defense industry, which represents the majority of our sales, is largely dependent upon government contracts. A significant portion of our business and business development efforts is concentrated in the aerospace and defense industry. Our business depends, in significant part, upon the U.S. government's continued demand in the area of defense for high-end, high-performance products of the type that we manufacture. Approximately 73% of our sales in 2008, 70% of our sales in 2007 and 73% of our sales in 2006 were derived directly from contracts with the U.S. government, or its agencies or departments, or indirectly from subcontracts with U.S. government contractors.

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

        We rely on key customers. We currently have one customer that represents a significant portion of our sales. During 2008, approximately 23% of our sales were to BAE Systems. The loss of BAE Systems as a customer or a significant reduction in sales to BAE Systems could have a materially adverse effect on our business, financial condition and results of operations.

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

        Often we must obtain the prior review and approval of the federal government in connection with the export of our products and technology. Such approvals are provided via licenses or other authorizations issued by government agencies under the Arms Export Control Act, the International Traffic in Arms Regulations, the Export Administration Regulations and other laws and regulations that control exports of hardware and technology to foreign countries and the transfer of technology to foreign persons. We can give no assurance that we will be successful in obtaining and maintaining the necessary licenses or other authorizations required to conduct business in foreign countries or with foreign persons. Recently, heightened government enforcement of the export control laws and regulations, and an increasingly restrictive federal government policy with respect to the export licensing of certain technologies including infrared and night vision systems, has resulted in lengthened review periods for our license applications and increased risks that such requests for licenses or other authorizations could be denied. The failure to comply with such export control laws and regulations can result in the imposition of sanctions, which may include monetary penalties and the loss of export privileges. The imposition of such sanctions, or the failure to obtain or delays in obtaining export licenses or other necessary authorizations that would prevent or delay us from selling our products outside the United States, could have a materially adverse effect on our business, financial condition and results of operations.

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

        Our operating results may vary substantially due to factors that are difficult to forecast. Factors such as announcements of technological innovations or new products by us or our competitors, domestic and foreign general economic conditions and the cyclical nature of the industries that we serve could cause substantial variations in our operating results. The aerospace and defense and electronic news gathering industries, each of which represents a significant market for our products, have historically been subject to substantial economic fluctuations due to changing demands for their products and services, introduction of new products and product obsolescence. Any future fluctuations arising from these or other conditions could have a materially adverse impact on our business, financial condition and results of operations. We have experienced, and expect to continue to experience, significant fluctuations in our quarterly and annual operating results due to a variety of factors, including:

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

        Backlog represents products or services that our customers have committed by contract to purchase from us. Our backlog as of December 31, 2008 was $165.1 million. Our backlog is subject to fluctuations and is not necessarily indicative of future sales. Moreover, cancellations of purchase orders or reductions of product quantities in existing contracts could materially reduce our backlog and, consequently, future revenues. Our failure to replace canceled or reduced backlog could result in lower revenues.

We operate internationally, which exposes us to the risks of doing business abroad.

        Our levels of international sales and purchases could pose risks to our operating results. Our international sales accounted for approximately 12% of our sales in 2008, 14% of our sales in 2007 and 10% of our sales in 2006. In addition, our products are sold to domestic customers who use them in products that they sell into international markets. Our international sales and purchases are subject to a number of risks generally associated with international operations, including the following:

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

        Many key product components come from single source suppliers. A significant portion of our precision machining business depends on the adequate supply of specialty metals, such as beryllium, at competitive prices and on reasonable terms. We currently procure all of our beryllium from Brush Wellman, the sole U.S. supplier, and expect to continue to rely on Brush Wellman for beryllium for the foreseeable future. Although we have not experienced significant problems with Brush Wellman in the past, we cannot assure you that such relationship will continue or that we will continue to obtain such supplies at cost levels that would not adversely affect our gross profit. The partial or complete loss of Brush Wellman as a supplier of beryllium, or production shortfalls or interruptions that otherwise impair our supply of beryllium, could have a materially adverse effect on our business, financial condition and results of operations. It is uncertain whether alternative sources of supply could be developed without a material disruption in our ability to provide beryllium products to our customers.

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

        We are subject to a variety of federal, state and local laws, rules and regulations relating to the use, storage, discharge and disposal of hazardous substances and wastes used or generated during our engineering, research and development and manufacturing activities. Failure to comply with applicable environmental requirements could result in substantial liability to us, including civil or criminal penalties, suspension or cessation of our operations, restrictions on our ability to expand our operations or requirements for the acquisition of additional equipment or other significant expense, any of which could have a materially adverse effect on our business, financial condition and results of operations. In addition, environmental laws also impose obligations and liability for the cleanup of properties affected by hazardous substance spills or releases. These liabilities can be imposed on the parties generating or disposing of such substances or on the owner or operator of the affected property, often without regard to whether the owner or operator knew of, or was responsible for, the presence of hazardous substances. Accordingly, we may become liable, either contractually or by operation of law, for remediation costs even if the contaminated property is not presently owned or operated by us, or if the contamination was caused by third parties. We cannot assure you (1) that changes in federal, state or local laws, regulations or regulatory policy, or the discovery of unknown problems or conditions, will not require substantial expenditures in the future or (2) as to the extent of our liabilities, if any, for past failures, if any, to comply with applicable environmental laws, regulations and permits, any of which could have a materially adverse effect on our business, financial condition and results of operations.

        We have made and continue to make investments in protective equipment, process controls, manufacturing procedures and training in order to minimize the risks to our employees, surrounding communities and the environment due to the presence and handling of hazardous materials. The failure to properly handle hazardous materials could lead to harmful exposure for employees or to the discharge of certain hazardous waste materials. Since we do not carry environmental impairment insurance, such a failure could have a materially adverse effect on our business, financial condition and results of operations.

As a result of processing beryllium, we are subject to liability and compliance costs.

        The processing of beryllium, one of the materials used in some of our products, may result in the release of beryllium into the workplace and the environment and in the creation of beryllium oxide as a by-product. Beryllium is classified as a hazardous air pollutant, a toxic substance and a hazardous substance under environmental, safety and health laws and regulations. Various acute and chronic health effects may result from exposure to beryllium, including the development of a chronic lung disease known as chronic beryllium disease ("CBD"). Because of the health risks associated with beryllium, we may be subject to product liability claims and third-party lawsuits and increased levels of scrutiny from federal, state, foreign and international regulatory authorities. Concerns over CBD and other potential adverse health effects relating to beryllium, as well as concerns regarding potential liability from the use of beryllium, may discourage our customers' use of our beryllium-containing products and significantly reduce demand for our products.

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

        We provide our services primarily through firm fixed-price contracts. Substantially all of our net sales for 2008 were derived from firm fixed-price contracts, which require us to perform services under a contract at a stipulated price. We assume greater financial risk on firm fixed-price contracts. Failure to anticipate technical problems, estimate costs accurately or control costs during performance of a fixed-price contract will reduce our profit or cause a loss. Although we believe that adequate provision for our costs of performance is reflected in our financial statements, we can give no assurance that this provision is adequate or that losses on firm fixed-price contracts will not occur in the future.

We are dependent in part upon our relationships and strategic alliances with industry participants in order to generate revenue.

        We rely on the strength of our relationships with military industry organizations to form strategic alliances. If any of our existing relationships with our strategic partners were impaired or terminated, we could experience significant delays in the development of our new products and we would incur additional development costs because we would need to fund the development of our new products internally or identify new strategic partners.

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

        Our Chairman of the Board and Chief Executive Officer beneficially owned approximately 14.6% of our common stock outstanding as of December 31, 2008. As a result, he will have the ability to exert influence with respect to corporate actions, including the election of directors and certain sales or mergers and acquisitions. In addition, the interests of our Chairman of the Board and Chief Executive Officer may conflict with the interests of the other holders of our common stock.

Provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable.

        Certain anti-takeover provisions could cause harm to our stockholders. Our Restated Certificate of Incorporation, as amended, our By-Laws and the General Corporation Law of the State of Delaware ("the DGCL") contain various provisions that could delay or impede the removal of incumbent directors and could make a merger, tender offer or proxy contest involving us more difficult, even if such a transaction would be beneficial to the interests of the stockholders, or could discourage a third party from attempting to acquire control of us.

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

        In addition, we are subject to section 203 of the DGCL, which, among other things and subject to various exceptions, restricts certain business transactions between a corporation and a stockholder owning 15% or more of the corporation's outstanding voting stock ("an interested stockholder") for a period of three years from the date the stockholder becomes an interested stockholder. These provisions may have the effect of delaying or preventing a change of control of Axsys without action by the stockholders and, therefore, could adversely affect the price of our common stock. In the event of a change of control of Axsys, the vesting of outstanding options issued under our stock incentive plan may be accelerated at the discretion of the committee administering the plan or may be required to be accelerated under certain circumstances provided for in incentive agreements.

Item 1B.    UNRESOLVED STAFF COMMENTS

        None.

Item 2.    PROPERTIES

        We lease approximately 6,031 square feet of office space, located at 175 Capital Boulevard in Rocky Hill, Connecticut, for our corporate headquarters. This lease expires in 2012. The principal plants and other significant properties at December 31, 2008 are:

Location	Type of Facility	Square Footage	Leased/Owned; Expiration
Cullman, AL	Manufacturing, Engineering	120,000	Leased; 2022
Nashua, NH	Manufacturing, Engineering	78,000	Leased; 2022
Nashua, NH	Manufacturing, Engineering	68,000	Leased; 2015
San Diego, CA	Manufacturing, Engineering	64,800	Leased; 2010
Rochester Hills, MI	Manufacturing, Engineering	29,000	Leased; 2011
Grass Valley, CA	Manufacturing, Engineering	14,500	Leased; 2012

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

        None during the quarter ended December 31, 2008.

 PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Axsys' common stock trades on the Nasdaq Global Select Market under the symbol "AXYS." The following table sets forth the range of high and low sales prices as reported by Nasdaq during the fiscal years 2008 and 2007:

	2008		2007
	High	Low	High	Low
Fiscal Years Ended December 31:
First Quarter	$52.39	$34.02	$17.93	$15.71
Second Quarter	63.89	45.26	21.42	15.81
Third Quarter	79.69	49.22	31.26	20.98
Fourth Quarter	73.72	42.10	43.63	28.42

        On February 12, 2009, the high sales price was $40.90 and the low sales price was $37.53.

        On February 12, 2009, the approximate number of holders of record of Axsys' common stock was 411. In addition, we believe that as of that date, there were approximately 6,000 beneficial owners.

Dividend Policy

        Axsys has applied and currently intends to continue to apply its retained and current earnings toward the development of its business and to finance growth. We did not pay cash dividends on our common stock during the three years ended December 31, 2008 and do not anticipate paying cash dividends in the foreseeable future. Our ability to declare and make dividends payments is restricted under our credit facility.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
September 28 – October 25, 2008	—	$—	—	199,917
October 26 – November 22, 2008	—	—	—	199,917
November 23 – December 31, 2008	100	56.13	—	199,917

Total	100	$56.13	—	199,917

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

Item 6.    SELECTED FINANCIAL DATA

        The following selected financial data for the five fiscal years presented below are derived from Axsys' audited consolidated financial statements as adjusted to reflect the bearings distribution business as a discontinued operation for all years presented. The data should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this annual report.

	Years Ended December 31,
	2008 (1)(3)	2007 (1)(2)(3)	2006 (1)(3)	2005 (1)(4)(5)(8)	2004 (1)(6)(7)(8)
	(in thousands, except per share data)
Statement of Operations Data:
Sales	$245,484	$171,621	$129,928	$108,666	$78,189
Gross profit	83,326	55,722	40,895	34,273	22,760
Income from continuing operations before income taxes	41,090	22,746	14,753	10,072	6,600
Provision for (benefit from) income taxes	14,772	8,639	5,462	3,778	(6)
Income from continuing operations	26,318	14,107	9,291	6,294	6,606
Net income	25,870	16,778	10,265	7,323	8,664
Basic net earnings per share from continuing operations	$2.37	$1.32	$0.88	$0.78	$0.94
Basic earnings per share	$2.33	$1.57	$0.97	$0.91	$1.23
Weighted-average basic common shares outstanding	11,083	10,711	10,629	8,006	7,020
Diluted earnings per share from continuing operations	$2.30	$1.27	$0.85	$0.75	$0.91
Diluted earnings per share	$2.26	$1.51	$0.94	$0.88	$1.19
Weighted-average diluted common shares outstanding	11,464	11,097	10,888	8,355	7,289

	At December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Balance Sheet Data:
Total assets	$247,034	$204,683	$172,345	$156,208	$85,815
Long-term capital lease obligations (less current portion)	—	—	—	—	150
Long-term debt (less current portion)	—	—	—	—	3,333
Stockholders' equity	191,331	152,130	131,188	119,541	53,093

(1)
On November 30, 2007, we sold our bearings distribution business and recognized a $1.7 million after-tax gain. Accordingly, the bearings distribution business has been accounted for as discontinued operations and the results have been reported separately from continuing operations for all periods presented.

(2)
On April 13, 2007, we acquired Cineflex LLC ("Cineflex"). We accounted for this acquisition under the purchase method of accounting and, accordingly, results of Cineflex's operations have been included in our consolidated statements of operations since the date of acquisition.

(3)
As of January 1, 2006, we adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share Based Payment" ("SFAS 123(R)"). As a result, we recorded total pre-tax stock-based compensation expense of $1.8 million in 2008, $1.2 million in 2007 and $1.0 million in

  2006. Prior to 2006, generally no compensation expense was recognized for stock options granted to employees.

(4)
On September 27, 2005, we issued and sold 3,450,000 shares of our common stock at a public offering price of $18.00 per share. The proceeds of this offering were used to prepay our existing credit facilities in 2005. This prepayment triggered a charge of $0.5 million for the loss on extinguishment of debt.

(5)
On May 2, 2005, we acquired Diversified Optical Products, Inc. ("DiOP"). We accounted for this acquisition under the purchase method of accounting and, accordingly, results of DiOP's operations have been included in our consolidated statements of operations since the date of acquisition.

(6)
On April 8, 2004, we acquired Telic Optics, Inc. ("Telic"). We accounted for this acquisition under the purchase method of accounting and, accordingly, the results of Telic's operations have been included in our consolidated statements of operations since the date of acquisition.

(7)
In the second quarter of 2004, the Board of Directors announced the declaration of a 3:2 stock split effected as a stock dividend payable on June 30, 2004 to stockholders of record on June 15, 2004. Stockholders received a dividend of one additional share of our common stock for every two shares owned on the record date. Fractional shares were cashed out, and payments were made to stockholders in lieu of fractional shares on June 30, 2004. Share and per share information for all prior periods have been restated to reflect the stock split.

(8)
In accordance with SFAS No. 109 "Accounting for Income Taxes", we established a $4.6 million valuation allowance against our deferred income tax asset in 2002. As we reported income, we reduced the valuation allowance and utilized $3.2 million in 2004 as deferred income tax assets were realized. With the utilization of the valuation allowance in 2004, we began incurring tax expense in 2005.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We are a leading designer and manufacturer of precision optical solutions for defense, aerospace, homeland security and high-performance commercial applications. These sophisticated solutions are typically found in applications that demand the finest optical surfaces, highest accuracy and tightest motion control tolerances. Application examples include weapon systems, long-range surveillance cameras and highly precise imaging telescopes. We typically sell our products to government institutions such as the U.S. Border Patrol, Army, Navy, and Air Force, or to large defense contractors for integration into larger platforms. Our products are sold to both end user communities and OEMs in a variety of markets that demand the precision and performance that our products and capabilities provide.

        We are organized into two businesses segments: the Surveillance Systems Group and the Imaging Systems Group. The Surveillance Systems Group designs, manufactures and sells highly precise camera systems for deployment on ground, marine and aerial vehicles. These products are typically used in surveillance, reconnaissance, tracking and targeting applications. Our products can be grouped into two primary areas: non-stabilized camera systems and gyrostabilized camera systems. Non-stabilized camera systems are often deployed as fixed mounts on poles or masts. Typical applications for non-stabilized camera systems include border surveillance, port threat detection and perimeter security. Gyrostabilized camera systems are usually deployed on airborne vehicles such as helicopters, manned and unmanned aerial vehicles and marine vehicles. Gyrostabilization is usually necessary in air and sea-based applications in order to maintain a steady image while the vehicle is moving on several axes. Typical applications for gyrostabilized camera systems include search and rescue, drug interdiction, border surveillance, criminal pursuit and movie production. The Imaging Systems Group designs, manufactures, and sells optical and motion control subsystems and components for deployment in larger, integrated systems. Products in the Imaging Systems Group include visible and infrared lenses, scanning systems, laser positioners, long-range telescopes, stabilized sensor positioning systems, precision motion-control components, and imaging optics.

Disposition of Business

        On November 30, 2007, we sold our bearing distribution business for $15.3 million in cash. We recognized a $1.7 million gain on the sale of the business net of $1.4 million in income tax expense. In addition, $1.9 million of legal, audit and other transaction-related costs were incurred in connection with the sale. We believe that the sale of this non-strategic business has allowed us to focus on our increasingly prominent and faster growing optics business.

Acquisitions

        On April 13, 2007, we acquired Cineflex, a privately held manufacturer of high-precision gyrostabilized aerial camera systems, for $26.7 million in cash. Additional incremental cash payments of up to $42.5 million are possible if certain revenue targets are exceeded as part of a three-year earn-out agreement. In addition, a second contingent payment of up to 10% of all revenues to be recognized from multi-year orders in backlog at the end of the earn-out period is possible if revenues in the fourth year from the acquisition date exceed $40 million. During 2007, an earn-out of $3 million was earned, which increased the purchase price to $30 million. This $3 million earn-out was paid in the first quarter of 2008. Additionally, during 2008, an earn-out of $0.8 million was earned, which increased the purchase price to $30.8 million. In connection with the acquisition, we incurred $0.4 million of legal, audit and other acquisition-related costs. Cineflex is a technology leader in the design and manufacture of highly stable, multi-sensor, multi-axis surveillance platforms serving customers in federal and local government and in the motion picture and electronic news gathering industries.

Facilities

        During 2008, we entered into a seven year operating lease for a new 68,000 square foot manufacturing building in Nashua, New Hampshire. This facility serves as a manufacturing facility for our Surveillance Systems business and is a complement to the existing 78,000 square foot facility currently serving our Imaging Systems business in Nashua, New Hampshire. During 2007, we sold our buildings located in Nashua, New Hampshire for $6.4 million and Cullman, Alabama for $3.7 million. Concurrent with the sales, we entered into 15-year operating leases. Each lease is renewable at our option for an additional five years. As part of the sales leaseback, we have no continuing involvement aside from the lease agreement. The $1.4 million difference between the sales proceeds received (net of $0.5 million closing costs) and the book value of assets sold was deferred and is being amortized over the life of the initial lease terms.

Results of Operations

Fiscal 2008 Summary

  •
  Net income in fiscal 2008 was $25.9 million, or $2.26 per diluted share, compared with $16.8 million, or $1.51 per diluted share, in fiscal 2007. Operating income in fiscal 2008 increased to $40.7 million compared to $23.3 million in fiscal 2007.

  •
  Sales in fiscal 2008 increased to $245.5 million, compared with $171.6 million in fiscal 2007, driven by increased demand for our infrared lenses and cameras.

  •
  Our operating income in fiscal 2008 improved to 16.6% of sales compared to 13.6% of sales in fiscal 2007. Operating income benefited from higher sales volume and improved margins as we continue to gain leverage on our fixed manufacturing costs and operating expenses.

  •
  Our backlog increased 18% to $165.1 million in fiscal 2008, compared to $140.2 million in fiscal 2007, largely due to strong demand for our infrared lens products.

Consolidated Results

        The following table sets forth selected financial data on a consolidated basis (in thousands):

	Years Ended December 31,
	2008	2007	2006
Sales	$245,484	$171,621	$129,928
Cost of sales	162,158	115,899	89,033

Gross profit	83,326	55,722	40,895
Selling, general and administrative expenses	33,839	26,165	21,904
Research, development and engineering expenses	8,824	6,293	4,463

Operating income	40,663	23,264	14,528

Interest expense	(50)	(566)	(80)
Interest income	300	298	286
Other income (expense)	177	(250)	19

Income from continuing operations before income taxes	41,090	22,746	14,753
Provision for income taxes	14,772	8,639	5,462

Income from continuing operations	26,318	14,107	9,291

Discontinued operations:
(Loss) income from discontinued operations, net of income taxes	(448)	2,671	974

Net income	$25,870	$16,778	$10,265

        The following table sets forth the percent of sales by segment:

	Years Ended December 31,
	2008	2007	2006
Imaging Systems Group	69%	72%	82%
Surveillance Systems Group	31%	28%	18%

Fiscal 2008 results versus fiscal 2007 results

        Sales in fiscal 2008 increased 43.0% to $245.5 million compared to fiscal 2007, attributable to growth within both our business segments. Our Imaging Systems business sales grew 36.8% compared to fiscal 2007 and represented 69% of our total sales in fiscal 2008 compared to 72% of total sales in fiscal 2007. The growth in the Imaging Systems business was largely due to increased shipments in support of large-scale military programs such as the U.S. Army's Common Remotely-Operated Weapon Station programs (CROWS and Stryker), which together represented 13% of our total sales in fiscal 2008, and the Army's Thermal Weapons Sight program. Our Surveillance Systems business sales increased 59.2% compared to fiscal 2007 and represented 31% of our total sales in fiscal 2008 compared to 28% of total sales in fiscal 2007. The increase in the Surveillance Systems business sales resulted from increased shipments of our infrared cameras used in land-based perimeter security and border protection platforms.

        Gross margin increased 140 basis points to 33.9% in fiscal 2008 compared to 32.5% in fiscal 2007. Margins benefited from a shift in sales toward the Surveillance Systems business, whose products carry overall higher margins, as this group's percentage of total revenues increased 3% in fiscal 2008 compared to fiscal 2007.

        Operating income, as a percentage of sales, increased 300 basis points to 16.6% in fiscal 2008 compared to 13.6% in fiscal 2007. The improvement in operating margins was primarily due to the increased sales volume, which allowed us to leverage our operating expenses within both business segments, and improvement in gross margins. Additionally as our Surveillance Systems business becomes a larger percentage of our total sales the higher operating margins of this business has a positive impact on the consolidated results.

Fiscal 2007 results versus fiscal 2006 results

        Sales in fiscal 2007 increased 32.1% to $171.6 million compared to fiscal 2006. The increase in sales was primarily due to our Surveillance Systems business whose sales grew 102.0% compared to fiscal 2006 and represented 28% of our total sales in fiscal 2007 compared to 18% of total sales in fiscal 2006. The growth in the Surveillance Systems business was largely a result of the addition of a product line related to our acquisition of Cineflex, the gyrostabilized camera system. Gyrostabilized sales accounted for approximately 73% of the total sales increase in the Surveillance Systems business during fiscal 2007, while simultaneously increasing our participation within a growing market. The remainder of the sales increase was mainly due to the growth of our Imaging Systems business whose sales increased 16.7% compared to fiscal 2006 and represented 72% of our total sales in fiscal 2007 compared to 82% of total sales in fiscal 2006. The increase in the Surveillance Systems business's sales was primarily due to our growing participation in large-scale military programs such as the U.S. Army's Thermal Weapons Sight Program.

        Gross margin increased 100 basis points in fiscal 2007 compared to fiscal 2006. Margins benefited from our gyrostabilized camera systems in fiscal 2007 as the product line generally carries higher margins than our other product lines. This was partially offset by a slight decline in the Imaging Systems business margins in fiscal 2007 as we increased our participation on large military programs, which are competitive in nature and tend to carry lower margins than other programs within this business.

        Operating income, as a percentage of sales, increased 240 basis points in fiscal 2007 compared to fiscal 2006. This was primarily due to the increased sales volume, the slight improvements in gross margins, offset partially by additional operating expenses of $4.8 million associated with the operation of Cineflex, which was acquired in April of 2007.

Results of Segment Operations

        The following tables and discussion set forth selected financial information from continuing operations on a segment basis for the years ended December 31, 2008, 2007 and 2006.

Imaging Systems Group
(table in thousands and as a percentage of sales)

	Years Ended December 31,
	2008		2007		2006
Sales	$169,911	100.0%	$124,160	100.0%	$106,427	100.0%
Gross profit	50,509	29.7%	35,983	29.0%	32,114	30.2%
Operating income	32,334	19.0%	21,262	17.1%	17,856	16.8%

Fiscal 2008 results versus fiscal 2007 results

        Sales in the Imaging Systems Group increased 36.8% to $169.9 million in fiscal 2008 compared to fiscal 2007. The increase in sales was largely due to growth within our infrared lens and motion control product lines. We are continuing to experience increased shipments in support of a number of large-scale military programs, such as the U.S. Army's Common Remotely Operated Weapon Station and Thermal Weapons Sight programs. In addition, we experienced increased shipments during fiscal 2008 of our motion control products, which are used in the defense, space and homeland security markets. We believe that our participation in these growing worldwide markets will continue to increase and in turn drive our revenue growth within the Imaging Systems Group.

        Gross margin increased 70 basis points in fiscal 2008 compared to fiscal 2007. Margins benefited from increased volume and beneficial sales mix toward higher-than-average margin products within our motion control products.

        Operating income, as a percentage of sales, increased 190 basis points in fiscal 2008 compared to fiscal 2007. This increase was due mainly to the increased sales volume, the improvements in gross margins and leverage gained on our operating expenses.

Fiscal 2007 results versus fiscal 2006 results

        Sales in the Imaging Systems Group increased 16.7% to $124.2 million in fiscal 2007 compared to fiscal 2006. The increase in sales was primarily due to our participation in large-scale programs such as the U.S. Army's Thermal Weapons Sight Program. In addition, we continued to experience additional revenue growth from our involvement in the development of next-generation targeting, navigation and surveillance systems used in the defense, space and homeland security markets.

        Gross margin declined 120 basis points in fiscal 2007 compared to fiscal 2006. The infrared lens business was continuing to develop from its roots as a specialty design shop into a large scale manufacturer. This transformation enabled us to participate in large military programs, which are competitive in nature and tend to carry lower margins than other programs within this reporting segment.

        Operating income, as a percentage of sales, increased 30 basis points in fiscal 2007 compared to fiscal 2006. The Imaging Systems Group was able to leverage its operating expenses and increase its operating margins year over year even with the gross margin pressures we experienced.

Surveillance Systems Group
(table in thousands and as a percentage of sales)

	Years Ended December 31,
	2008		2007		2006
Sales	$75,573	100.0%	$47,461	100.0%	$23,501	100.0%
Gross profit	32,817	43.4%	19,739	41.6%	8,781	37.4%
Operating income	17,130	22.7%	8,847	18.6%	3,048	13.0%

Fiscal 2008 results versus fiscal 2007 results

        Sales in the Surveillance Systems Group increased 59.2% to $75.6 million in fiscal 2008 compared to fiscal 2007. The increase in sales was partially due to increased shipments of our infrared cameras used in land-based perimeter security and border protection. In addition, sales in fiscal 2008 benefited from a full twelve months of our gyrostabilized gimbal business, which was acquired in April 2007. With the increasing need for stronger threat detection around the world, we believe the demand for our cameras will continue to grow.

        Gross margin increased 180 basis points in fiscal 2008 compared to fiscal 2007. The increase in margin was primarily due to the increased volume within the infrared camera product lines and a favorable product mix.

        Operating income, as a percentage of sales, increased 410 basis points in fiscal 2008 compared to fiscal 2007. This was primarily a result of higher sales volume and gross margin improvements due to leverage gained on our manufacturing costs. This was offset partially by additional research, development and engineering costs associated with the development of our next generation gyrostabilized gimbal products. Our investment in infrastructure and product demonstration efforts increased as we continued to focus on requirements for current and future customer demand.

Fiscal 2007 results versus fiscal 2006 results

        Sales in the Surveillance Systems Group increased 102.0% in fiscal 2007 compared to fiscal 2006. The increase in sales was in part due to the addition of a product line related to our acquisition of Cineflex, the gyrostabilized camera system. Gyrostabilized sales accounted for approximately 73% of the total sales increase in the Surveillance Systems Group during fiscal 2007. Increased sales in fiscal 2007 were also attributable to strong organic growth among our infrared camera product lines.

        Gross margin increased 420 basis points in fiscal 2007 compared to fiscal 2006. Our gyrostabilized camera system product lines were used exclusively in commercial applications in fiscal 2007, which generally carry higher margins than our military product lines.

        Operating income as a percentage of sales increased 560 basis points in fiscal 2007 compared to fiscal 2006. This was primarily as a result of higher sales volume and gross margin improvements.

Additional Consolidated Results

Operating Expenses
(table in thousands and as a percentage of sales)

	Years Ended December 31,
	2008		2007		2006
Selling, general and administrative expenses	$33,839	13.8%	$26,165	15.2%	$21,904	16.9%
Research, development and engineering expenses	8,824	3.6%	6,293	3.7%	4,463	3.4%

        Selling, general and administrative expenses.    Selling, general and administrative ("SG&A") spending in fiscal 2008 increased to $33.8 million compared to $26.2 million in fiscal 2007 and $21.9 million in fiscal 2006. The increase in fiscal 2008 compared to fiscal 2007 was primarily due to increased spending over a number of expense categories such as compensation, commissions and marketing to support the overall growth of the business. In addition, spending during fiscal 2008 increased when compared to fiscal 2007 due to increased product demonstration costs within our Surveillance Systems business as we continue to launch new products while supporting the growth of our existing product lines. The increase in spending in fiscal 2007 compared to fiscal 2006 was largely due to the acquisition of Cineflex in April 2007, which added approximately $3.6 million of operating expense in 2007.

        Research, development and engineering expenses.    Research, development and engineering expenses in fiscal 2008 increased to $8.8 million compared to $6.3 million in fiscal 2007 and $4.5 million in fiscal 2006. The increase in fiscal 2008 compared to fiscal 2007 was primarily due to the development of our military-based product lines within our gyrostabilized gimbal business and the continued development of the next generation of infrared camera products. The increase in fiscal 2007 compared to fiscal 2006 was the result of the addition of our gyrostabilized gimbal business in April 2007, which added $1.2 million in expenses, and the continued development of our infrared product lines.

        Income taxes.    The effective income tax rate was 36.0% in fiscal 2008 compared to 38.0% in fiscal 2007 and 37.0% in fiscal 2006. The lower than average rate in fiscal 2008 was primarily due to manufacturing deductions, tax benefits received from the exercise of stock options and the expiration of tax reserves.

        Discontinued operations.    We incurred pre-tax costs of $0.5 million in fiscal 2008 for legal costs related to activities of our formerly-owned bearings distribution business. We do not expect any remaining costs related to activities of our formerly-owned bearings distribution business to have a material adverse effect on our results of operations or financial positions in the future. In fiscal 2007, we sold our bearings distribution business and recognized an after-tax gain of $1.7 million. We recognized income after taxes of $1.0 million in each of fiscal 2007 and 2006 from this discontinued business. In addition, we incurred additional legal and consulting expenses in fiscal 2008, 2007 and 2006 related to the environmental clean-up of previously disposed discontinued operations.

        Net income.    We had net income of $25.9 million, or $2.26 per diluted share, in fiscal 2008, net income of $16.8 million, or $1.51 per diluted share, in fiscal 2007 and net income of $10.3 million, or $0.94 per diluted share, in fiscal 2006.

Liquidity and Capital Resources

        Our strategy to enhance stockholder value is dependent on our ability to take advantage of both internal and external business opportunities as they arise. Maximizing the utilization of our cash resources is crucial to the successful execution of our strategy. Our secured revolving credit facility permits borrowings of up to $40.0 million, of which $3.0 million may be utilized to issue letters of credit. We had no borrowings outstanding under our revolving credit facility at December 31, 2008;

however, $2.5 million of our revolving credit facility was utilized for outstanding letters of credit. Our revolving credit facility remains available through May 2012, subject to optional prepayment in accordance with its terms. We may elect to have any borrowing under the revolving credit facility bear interest either at the bank's prime rate or the LIBOR rate plus a margin of 100 to 200 basis points, depending on our consolidated funded debt-to-consolidated EBITDA ratio. We have the option of selecting the 1-month, 2-month, 3-month or 6-month LIBOR rate. Our credit facility requires us to maintain compliance with certain covenants, including covenants regarding minimum EBITDA, a minimum fixed charge coverage ratio and a maximum leverage ratio. As of December 31, 2008, we were in compliance with all the covenant requirements of our credit facility. The credit facility is secured by a lien on all our assets and the assets of our subsidiaries, including a pledge on the stock of our subsidiaries.

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

Operating Activities

        Our net income for 2008 was $25.9 million, which included $6.9 million of excess tax benefits from the exercise of stock options, $5.0 million of depreciation and amortization, $1.8 million of stock-based compensation expense, $1.4 million decrease in our deferred tax assets and $0.2 million of other non-cash items. In addition, net income included $0.3 million of expense for legal accruals related to our discontinued operations, net of tax.

        In 2008, net cash provided by operating activities was $13.4 million. These net sources of cash were partially offset by the utilization of $13.5 million of cash to fund changes in our operating assets and liabilities from continuing operations. $13.0 million of cash was used to fund an increase in accounts receivable primarily as a result of increased sales volume. In addition, we utilized $11.1 million to fund an increase in our inventories, mainly to support sales growth. We also made a strategic decision to increase inventory in the Surveillance Systems business in order to reduce delivery time, which is an increasingly important competitive dynamic. Deferred revenues also decreased $2.7 million as a shift in our product mix resulted in lower customer deposits. In addition, we used $0.3 million in cash to fund changes in other assets and other liabilities for costs associated with an increase in vendor deposits and the utilization of a loss contract reserve. Accrued liabilities increased $4.5 million due largely to the timing of tax payments and a reserve for an earn-out related to our 2007 acquisition of Cineflex. Accounts payable increased $9.1 million largely due to increased inventory levels and the timing of vendor invoices.

        During 2008, cash used by discontinued operations totaled $1.0 million, consisting of cash used in conjunction with the previously disposed bearings distribution business and environmental clean-up activities of various formerly owned sites.

        Our net income for 2007 was $16.8 million, which included $4.5 million of depreciation and amortization, $1.2 million of stock-based compensation expense and $0.4 million of other non-cash items. In addition, net income included income from our discontinued operations, net of tax, of $2.7 million, which included a net gain on the sale of our bearings distribution business of $1.7 million.

        In 2007, net cash provided by operating activities was $17.7 million. These net sources of cash were partially offset by the utilization of $3.3 million of cash to fund changes in our operating assets and liabilities from continuing operations. $13.6 million of cash was used to fund an increase in our inventories, which was needed to support growth from our new gimbal product line and long lead-time orders within our Imaging Systems business. We also used $0.5 million of cash to fund changes in other assets and other liabilities primarily due to the purchase of demonstration equipment used in our Surveillance Systems business. These uses of cash were partially offset by a $6.1 million increase in deferred revenues caused by growth within our Surveillance Systems business. In addition, a $3.2 million decrease in accounts receivable was primarily the result of improved collection efforts and cash in advance of sales within the Surveillance Systems business. Accrued liabilities increased $1.7 million primarily due to increases in compensation-related expenses and a reserve for an earn-out related to our 2004 acquisition of Telic partially offset by a reduction in excess billings over cost associated with some projects accounted for under the percentage-of-completion method.

        During 2007, cash provided by discontinued operations totaled $2.2 million consisting of cash generated from our bearings distribution business during the eleven months of our ownership in 2007 and cash used for environmental clean-up activities at various formerly owned sites.

        Our net income for 2006 was $10.3 million, which included $4.3 million of depreciation and amortization, $1.0 million of stock-based compensation expense, a $0.9 million decrease in our net deferred income tax asset and $0.1 million of other non-cash items. In addition, net income included $1.0 million of income from our discontinued operations, net of tax.

        In 2006, net cash provided by operating activities was $12.7 million. These net sources of cash were partially offset by the utilization of $2.7 million of cash to fund changes in our operating assets and liabilities from continuing operations. We utilized $1.7 million of cash to fund an increase in accounts receivable primarily as a result of increased sales volume. We used $5.0 million of cash to fund an increase in our inventories, which resulted from long lead-time orders and increased sales, which was partially offset by the timing of vendor invoices and payments resulting in a $3.3 million increase to accounts payable and accrued liabilities. Accrued liabilities increased an additional $2.8 million as a result of higher excess of billings over costs of $1.8 million associated with percentage-of-completion accounting and additional compensation-related expenses of $1.0 million. Accrued liabilities decreased during 2006 by $0.6 million as a result of lower income tax payable, warranty reserves, accrued professional fees and other miscellaneous accruals. Additional cash outflows of $1.0 million were for the reduction of deferred income as we completed some long lead-time orders.

        During 2006, cash used by discontinued operations totaled $0.1 million consisting of cash used by our bearing distribution business during 2006 and cash used for environmental clean-up activities of various formerly owned sites.

Investing Activities

        Net cash used in investing activities from continuing operations was $14.6 million in 2008, $25.9 million in 2007 and $13.8 million in 2006. During 2008, we utilized $11.9 million of cash for capital expenditures primarily for the purchase of production and testing equipment partially offset by $0.3 million in proceeds from the sale of some manufacturing equipment. We also utilized $3.0 million of cash for an earn-out payment related to our 2007 acquisition of Cineflex.

        During 2007, we utilized $27.0 million of cash to purchase the assets of Cineflex. We received $9.6 million in proceeds from the sale of manufacturing facilities in Nashua, New Hampshire and Cullman, Alabama as part of sale-leaseback transactions. We utilized $7.2 million of cash for capital expenditures primarily for the purchase of production and testing equipment and enterprise management software. We also utilized $1.2 million of cash for the final Telic earn-out payment. Net cash provided by investing activities from discontinued operation was $14.7 million in 2007 and included net cash proceeds from the sale of our bearings distribution business partially offset by purchases of capital equipment by our bearings distribution business during 2007.

        During 2006, we utilized $4.0 million of cash to purchase a new facility in New Hampshire and invested an additional $2.0 million in capital improvements for the new facility. Additional capital expenditures of $5.1 million in 2006 were primarily for manufacturing machinery and equipment used to support sales growth. We also utilized $2.8 million of cash in 2006 for the Telic earn-out payment. Net cash used in investing activities from discontinued operations represented $0.1 million of capital expenditures during 2006. During 2006, we also received $0.1 million of proceeds from the sale of fully depreciated machinery.

Financing Activities

        Financing activities provided $10.6 million of cash in 2008, $2.8 million in 2007 and $0.2 million in 2006. During 2007 and 2006, we borrowed and subsequently repaid $25.0 million and $8.0 million, respectively, under our revolving credit facility. We also received $3.7 million in 2008, $1.4 million in 2007 and $0.1 million in 2006 in proceeds from the exercise of stock options and recorded a tax benefit of $6.9 million in 2008 and $1.5 million in 2007 related to the exercise of stock options. During 2007, net cash provided in financing activities from discontinued operations primarily represents proceeds from the exercise of stock options and tax benefits related to the exercise of non-qualified stock options. We also used $0.1 million to fund debt issuance costs associated with the amendment of our credit agreements in 2007.

        Stockholders' equity was $191.3 million, or $16.96 per common share issued, at December 31, 2008 compared to $152.1 million, or $14.03 per common share issued, at December 31, 2007. The increase in stockholders' equity was due primarily to net income of $25.9 million. Most of the remaining increase in stockholders' equity was related to the exercise of stock options and stock-based compensation.

Off-Balance Sheet Arrangements

        As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2008, we were not involved in any special-purpose entities.

Contracts and Commitments

        We have entered into certain contractual obligations that will result in material cash outlays over the next several years. A summary of our contractual obligations and minimum lease payment obligations under non-cancelable operating leases and other obligations as of December 31, 2008 are as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
Operating leases	$17,251	$2,596	$3,901	$2,789	$7,965
Purchase obligations	8,800	8,576	224	—	—
Other long-term obligations	2,096	1,021	599	257	219

Total	$28,147	$12,193	$4,724	$3,046	$8,184

        As of December 31, 2008, we had operating lease commitments for all of our facilities. In addition, our operating lease commitments included leases on some office equipment.

        As of December 31, 2008, we had various purchase obligations, which included uninvoiced inventory receipts, capital equipment commitments, phone and data services and other commitments.

        Incorporated in other long-term obligations are commitments related to environmental remediation plans and employee benefit obligations.

        We are involved in various stages of investigation and cleanup related to environmental remediation matters at three sites, which include one site that is in the final stage of monitoring. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. As of December 31, 2008, we determined that it was probable that we would incur approximately $0.7 million of remediation and monitoring costs, of which $0.3 million is included in current liabilities and $0.4 million is in other long-term liabilities.

        As of December 31, 2008, we were contingently liable for $2.5 million under outstanding letters of credit. We have issued letters of credit for certain business transactions including insurance programs and a letter of credit in lieu of escrow account on our divested bearings distribution business.

        As of December 31, 2008, we had one pension plan for which benefits and participation have been frozen. Pension benefits under this plan are generally based upon years of service and compensation. The plan is an unfunded plan with an annual payout of approximately $0.1 million.

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

        Revenue recognition.    We manufacture products that are sold to end users, equipment integrators and OEMs. Some of our contracts are subject to customer acceptance and generally the customer will inspect and accept the product at our facility prior to shipment. Generally, legal title passes to the customer upon shipment. Our policy is to recognize revenues when a product is either shipped to or received by the customer based on the terms of the specific sale. However, occasionally product is shipped FOB destination. When the product is shipped FOB destination, revenues are not recognized until the customer receives the product.

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

        We monitor our contracts periodically to determine if our actual costs are comparable to our cost estimates used at the time of order acceptance. If we determine that our actual costs are exceeding our original estimates, we will adjust our margins accordingly and record a loss contract reserve if costs are expected to exceed contract revenues.

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

        Goodwill and Identifiable intangible assets.    In accordance with SFAS No. 141 "Business Combinations" we allocate the cost of acquired businesses to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. As part of the purchase price allocation for our acquired businesses, identifiable intangible assets are recognized as assets apart from goodwill if they arise from contractual or other legal rights or if they are capable of being separated or divided from the acquired business and sold, transferred, licensed, rented or exchanged.

        The values assigned to acquired, identifiable intangible assets are determined, as of the date of acquisition, based on estimates and judgments regarding expectations for the estimated future after-tax cash flows from those assets over their lives, including the probability of expected future contract renewals and sales, less a cost-of-capital charge, all of which is discounted to present value. The value assigned to goodwill equals the amount of the purchase price of the business acquired in excess of the sum of the amounts assigned to identifiable acquired assets, both tangible and intangible, less liabilities assumed.

        We review goodwill and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, and we also review goodwill annually in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 142 requires that goodwill be tested, at a minimum, annually for each reporting unit. We estimate the fair value of a reporting unit using a discounted cash flow valuation approach, which is dependent on estimates for future operating results, working capital changes, and capital expenditures, as well as expected growth rates for cash flows and long-term interest rates. Management's estimates are based on information available as to the demand for the Company's products and expected cost levels to manufacture these products. A decline in future demand for the Company's products and resulting decline in operating results, as well as a change in our cost of capital could result in a change in the estimated fair value of a reporting unit and result in an impairment charge to goodwill, which could have a material adverse effect on our business, financial condition and results of operations.

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

        Stock-based compensation.    We elected to use a Black-Scholes-Merton option-pricing model to value stock options that were granted subsequent to our adoption of SFAS 123(R). The model includes various assumptions including expected life, expected volatility, expected dividend yield and risk-free interest rates. The assumptions are based on historical information regarding grants, exercises and cancellations. We believe each assumption used in the valuation is reasonable because it takes into account the experience of the plan and reasonable expectations. The assumptions, however, involve inherent uncertainties based on market conditions generally outside our control. As a result, if other assumptions had been used, stock-based compensation expense could have varied.

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

        We recognize potential liabilities and record tax liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on its estimate of whether, and the extent to which, additional taxes will be due. We adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48") on January 1, 2007 and use this guidance to record these liabilities (refer to Note 10 to the consolidated financial statements included herein for additional information). We adjust these liabilities in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. If our estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary.

Recently Issued Accounting Standards

        In March 2008, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 161 "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS 161"). This standard is intended to improve financial reporting by requiring more disclosure about the location and amounts of derivative instruments in an entity's financial statements; how derivative instruments and related hedged items are accounted for under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities;" and how derivative instruments and related hedged items affect its financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We will adopt SFAS 161 in the beginning of 2009 and will disclose all required data.

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

        SFAS 141(R) is required to be adopted concurrently with SFAS 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The initial adoption of SFAS 141(R) and SFAS 160 is not expected to have a material impact on our results of operations and financial position; however it is possible that this adoption may have an impact when certain tax contingencies related to prior acquisitions are resolved.

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

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). This statement was effective as of the beginning of fiscal 2008 as it relates to financial assets and liabilities. SFAS 157 provides a common fair value hierarchy for companies to follow in determining fair value measurements in the preparation of financial statements and expands disclosure requirements relating to how fair value measurements were developed. SFAS 157 clarifies the principle that fair value should be based on the assumptions that the marketplace would use when pricing an asset or liability, rather than company specific data. The adoption of SFAS 157 did not have a material impact on our results of operations and financial position.

        On October 10, 2008, the FASB issued FASB Staff Position ("FSP") SFAS No. 157-2, "Effective Date of FASB No. 157" ("FSP SFAS No. 157-2"). FSP SFAS No. 157-2 delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We will adopt FSP SFAS No. 157-2 in the beginning of 2009 and it is not believed that this will have a material impact on our results of operations and financial position.

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

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our market risk sensitive instruments do not subject us to material risk exposures. Our revolving credit facility remains available through May 2012, subject to optional prepayment in accordance with its terms. We may elect to have any borrowing under the revolving credit facility bear interest either at the bank's prime rate or the LIBOR rate plus a margin of 100 to 200 basis points, depending on our consolidated funded debt-to-consolidated EBITDA ratio. We have the option of selecting the 1-month, 2-month, 3-month or 6-month LIBOR rate. Up to $3.0 million of the revolving credit facility may be utilized to issue letters of credit. As of December 31, 2008, $2.5 million of the revolving credit facility was utilized for outstanding letters of credit. Amounts borrowed under the credit facility are secured by a lein on all of our assets and the assets of our subsidiaries, including a pledge of the stock of all of our subsidiaries.

        In September 2007, we signed a multi-year, fixed-price, Euro-denominated sales contract valued at €4.0 million. We began reporting revenue on this contract in the fourth quarter of 2007, based on the percentage of completion accounting method. We began receiving Euro cash payments under this contract in June 2008 and expect to receive additional payments through April 2010. This contract exposes us to foreign currency fluctuations, which could adversely impact the revenues and cash flows under this contract. To mitigate this risk we entered into foreign currency forward contracts, which qualify for hedge accounting treatment. Related gains and losses on these contracts, to the extent they are effective hedges, are recognized in income at the same time the hedged transaction is recognized or when the hedged asset or liability is adjusted.

        To the extent the hedges are ineffective, gains and losses on the contracts are recognized in the current period. In connection with the determination of fair value of these derivatives, we evaluated the credit quality of the counterparty and determined that the counterparty had only minimal credit risk. We periodically monitor changes to the credit quality of the counterparty. We do not hold or issue derivative financial instruments for trading or speculative purposes.

        At December 31, 2008, the fair values of the forward exchange contracts outstanding, as well as the amounts of gains and losses recorded during the year then ended, were not material.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Axsys' consolidated financial statements, together with the Report of Independent Registered Public Accounting Firm thereon dated February 17, 2009, are included in this annual report and listed in the index to financial information on page F-1.

        The selected quarterly information required by this item is included under the caption "Selected Quarterly Financial Data (Unaudited)" in Note 16 to the consolidated financial statements included in this annual report.

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

        Our principal executive officer and principal financial officer have concluded, based on their review, that our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), were, as of the end of the period covered by this annual report, effective.

Management's Report on Internal Control over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting, as is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of its management, including its principal executive and principle financial officers, we have conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. The evaluation included a review of the documentation of controls, evaluation of the design effectiveness of controls, and testing of the operating effectiveness of controls.

        Based on this evaluation, management has concluded that, as of December 31, 2008, we did not have any material weaknesses in its internal control over financial reporting and its internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting on December 31, 2008 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included below in this annual report.

Changes in Internal Control over Financial Reporting

        No change to our internal control over financial reporting occurred during the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Axsys Technologies, Inc.

        We have audited Axsys Technologies Inc.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Axsys Technologies Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Axsys Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Axsys Technologies, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2008 of Axsys Technologies, Inc. and our report dated February 16, 2009 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Hartford, Connecticut
February 16, 2009

Item 9B.    OTHER INFORMATION

        None.

PART III

        The information required by items 10, 11, 12, 13 and 14 of Part III, other than the disclosure regarding the adoption of our Code of Ethics as required by Item 406(a) of Regulation S-K and the table required by Item 201(d) of Regulation S-K, is incorporated by reference to our definitive proxy statement for its 2009 Annual Meeting of Stockholders ("2009 Proxy Statement") to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year ended December 31, 2008. If such proxy statement is not so filed, that information will be filed as an amendment to this Form 10-K within 120 days following the end of our fiscal year ended December 31, 2008.

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Except for the information concerning our Code of Ethics, the information required by this item is incorporated by reference from our 2009 Proxy Statement.

Code of Ethics

        We adopted a code of ethics applicable to our Chief Executive Officer and Chief Financial Officer, which is a "code of ethics" as defined by applicable rules of the Securities and Exchange Commission. This code of ethics is publicly available on our website, www.axsys.com. The information on our website is not part of this annual report. If we make any amendments to this code of ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of this code of ethics to our Chief Executive Officer or Chief Financial Officer, we will disclose the nature of the amendment or waiver, the effective date and to whom it applies in a report on Form 8-K filed with the Securities and Exchange Commission.

Item 11.    EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference from our 2009 Proxy Statement.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Except for the information concerning equity compensation plans, the information required by this item is incorporated by reference from our 2009 Proxy Statement under the caption, "Securities Ownership of Directors and Officers." The following table gives information about our equity securities that may be issued under equity compensation plans as of December 31, 2008. Those securities are shares of common stock that can be issued under our existing Long-Term Stock Incentive Plan.

 Equity Compensation Plan Information

Plan category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for further issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	330,372	$16.19	446,709
Equity compensation plans not approved by security holders	—	—	—

Total	330,372	$16.19	446,709

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this item is incorporated by reference from our 2009 Proxy Statement.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item is incorporated by reference from our 2009 Proxy Statement.

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

        See accompanying index to consolidated financial statements and schedule on page F-1 of this annual report.

(a)(2) Financial Statement Schedule

        See accompanying index to consolidated financial statements and schedule on page F-1 of this annual report.

(a)(3) Exhibits

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Axsys (filed as Exhibit 3(4) to Axsys' Amendment No. 2 to Registration Statement on Form S-1, dated October 17, 1997 (Registration No. 333-36027) (the "Form S-1") and incorporated herein by reference).
3.2	Amended and Restated By-Laws of Axsys (filed as Exhibit 3.1 to Axsys' Form 8-K filed on March 20, 2008 (File No. 000-16182) and incorporated herein by reference).
10.1	Form of Incentive Stock Option Agreement, dated as of September 30, 1991 (filed as Exhibit 10(17) to Axsys' Annual Report on Form 10-K for the fiscal year ended December 30, 1991 (File No. 000-16182) and incorporated herein by reference).*

Exhibit Number	Description
10.2	Form of Indemnification Agreement for all Directors and Officers of Axsys (filed as Exhibit 10(17) to Axsys' Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 000-16182) and incorporated herein by reference).*
10.3	Letter Agreement between David A. Almeida and Axsys dated as of November 14, 2001 (filed as Exhibit 10(18) to Axsys' Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 000-16182) and incorporated herein by reference). *
10.4	Summary of Management Incentive Plan (filed as Exhibit 10.10 to Axsys' Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-16182) and incorporated herein by reference).*
10.5	Purchase and Sale Agreement dated February 15, 2006 (filed as Exhibit 99.1 to Axsys' Form 8-K filed on February 16, 2006 (File No. 000-16182) and incorporated herein by reference).
10.6	Credit Agreement, dated May 2, 2005, by and among Axsys, its subsidiaries and Fleet National Bank (filed as Exhibit 10.1 to Axsys' Form 10-Q, filed July 26, 2005 (File No. 000-16182) and incorporated herein by reference).
10.7	Purchase and Sale Agreement dated March 15, 2007 (Nashua, New Hampshire building) (filed as Exhibit 10.1 to Axsys' Form 10-Q, filed April 25, 2007 (File No. 000-16182) and incorporated herein by reference).
10.8	Purchase and Sale Agreement dated March 15, 2007 (Cullman, Alabama building) (filed as Exhibit 10.2 to Axsys' Form 10-Q, filed April 25, 2007 (File No. 000-16182) and incorporated herein by reference).
10.9	Amended and Restated Long-Term Stock Incentive Plan (filed as Exhibit 10.1 to Axsys' Form 8-K, filed May 14, 2007 (File No. 000-16182) and incorporated herein by reference).
10.10	Master Affirmation, dated April 10, 2007, to the Credit Agreement by and among Axsys Technologies, Inc. and its subsidiaries and Bank of America (filed as Exhibit 10.2 to Axsys' Form 10-Q, filed July 25, 2007 (File No. 000-16182) and incorporated herein by reference).
10.11	Asset Purchase Agreement, dated April 13, 2007, by and among Axsys Technologies, Inc. and Cineflex, LLC and parties thereto (filed as Exhibit 10.3 to Axsys' Form 10-Q, filed July 25, 2007 (File No. 000-16182) and incorporated herein by reference).
10.12	Asset Purchase Agreement, dated November 30, 2007, by and among Axsys Technologies, Inc. and AST Bearings, LLC (filed as Exhibit 2.1(1) to Axsys' Form 8-K, filed December 6, 2007 (File No. 000-16182) and incorporated herein by reference).
10.13	Amended and Restated Employment Agreement, dated as of September 4, 2008, by and between Axsys Technologies, Inc. and Stephen W. Bershad (filed as Exhibit 10.1 to Axsys' Form 8-K filed on September 10, 2008 (File No. 000-16182) and incorporated herein by reference).
10.14	Amended and Restated Severance Protection Agreement between Axsys and Stephen W. Bershad dated as of December 22, 2008 (filed as Exhibit 10.1 to Axsys' Form 8-K, filed on December 23, 2008 (File No. 000-16182) and incorporated herein by reference).*
10.15	Amended and Restated Severance Protection Agreement between Axsys and David A. Almeida dated December 22, 2008.*
10.16	Amended and Restated Severance Protection Agreement between Axsys and Scott B. Conner dated December 22, 2008.*
21	Subsidiaries of the Registrant

Exhibit Number	Description
23	Consent of Ernst & Young LLP
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Chief Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350—Chief Executive Officer
32.2	Certification pursuant to 18 U.S.C. Section 1350—Chief Financial Officer

*
Indicates management contracts or compensatory plans or arrangements.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 17, 2009	AXSYS TECHNOLOGIES, INC. (Registrant)
	By:	/s/ STEPHEN W. BERSHAD
Stephen W. Bershad Chairman of the Board of Directors and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated this the 17th day of February 2009.

/s/ STEPHEN W. BERSHAD Stephen W. Bershad	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)
/s/ DAVID A. ALMEIDA David A. Almeida	Executive Vice President, Chief Financial Officer, Treasurer (Principal Financial and Accounting Officer)
/s/ ANTHONY J. FIORELLI, JR. Anthony J. Fiorelli, Jr.	Director
/s/ ELIOT M. FRIED Eliot M. Fried	Director
/s/ RICHARD F. HAMM, JR. Richard F. Hamm, Jr.	Director
/s/ ROBERT G. STEVENS Robert G. Stevens	Director

 ANNUAL REPORT ON FORM 10-K

ITEM 8, ITEM 15(a)(1) and (2)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2008

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

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Axsys Technologies, Inc.

        We have audited the accompanying consolidated balance sheets of Axsys Technologies, Inc., as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Axsys Technologies, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 1 to the consolidated financial statements, effective January 1, 2007 Axsys Technologies, Inc. adopted Financial Accounting Standards Board Interpretation 48, Accounting for Uncertainty in Income Taxes.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Axsys Technologies, Inc.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2009, expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Hartford, Connecticut
February 16, 2009

AXSYS TECHNOLOGIES, INC.

Consolidated Balance Sheets

(Dollars in thousands, except share and per share data)

	December 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24,693	$15,304
Accounts receivable, net	27,131	14,140
Inventories, net	63,432	52,362
Income taxes—deferred	5,172	3,923
Prepaid expenses and other current assets	1,945	1,538

TOTAL CURRENT ASSETS	122,373	87,267

PROPERTY AND EQUIPMENT, net	25,507	17,876
INTANGIBLE ASSETS, net	11,188	12,286
GOODWILL	86,422	85,620
OTHER ASSETS	1,544	1,634

TOTAL ASSETS	$247,034	$204,683

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$17,718	$8,594
Accrued expenses and other current liabilities	16,806	22,381
Deferred income	10,045	12,742

TOTAL CURRENT LIABILITIES	44,569	43,717
OTHER LONG-TERM LIABILITIES	11,134	8,836
COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value: authorized 30,000,000 shares, issued 11,281,501 shares at December 31, 2008 and 10,842,580 shares at December 31, 2007	113	108
Capital in excess of par	117,453	104,674
Accumulated other comprehensive income (loss)	79	(81)
Retained earnings	73,686	47,816
Treasury stock, at cost: 9,419 shares at December 31, 2007	—	(387)

TOTAL STOCKHOLDERS' EQUITY	191,331	152,130

TOTAL LIABILITIES AND STOCKOLDERS' EQUITY	$247,034	$204,683

See accompanying notes to consolidated financial statements.

AXSYS TECHNOLOGIES, INC.

Consolidated Statements of Operations

(Dollars in thousands, except share and per share data)

	Years Ended December 31,
	2008	2007	2006
Sales	$245,484	$171,621	$129,928
Cost of sales	162,158	115,899	89,033

Gross profit	83,326	55,722	40,895
Selling, general and administrative expenses	33,839	26,165	21,904
Research, development and engineering expenses	8,824	6,293	4,463

OPERATING INCOME	40,663	23,264	14,528
Interest expense	(50)	(566)	(80)
Interest income	300	298	286
Other income (expense), net	177	(250)	19

Income from continuing operations before income taxes	41,090	22,746	14,753
Provision for income taxes	14,772	8,639	5,462

INCOME FROM CONTINUING OPERATIONS	26,318	14,107	9,291
Discontinued operations (Note 13):
(Loss) income from discontinued operations, (including gain on disposal of $1,722 in 2007) net of tax benefit of $252 in 2008, net of tax expense of $2,145 in 2007 and $578 in 2006	(448)	2,671	974

NET INCOME	$25,870	$16,778	$10,265

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$2.37	$1.32	$0.88
Discontinued operations	(0.04)	0.25	0.09

Total	$2.33	$1.57	$0.97

Weighted-average basic common shares outstanding	11,083,201	10,711,277	10,628,647
DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$2.30	$1.27	$0.85
Discontinued operations	(0.04)	0.24	0.09

Total	$2.26	$1.51	$0.94

Weighted-average diluted common shares outstanding	11,463,663	11,097,399	10,888,494

See accompanying notes to consolidated financial statements.

AXSYS TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Years Ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,870	$16,778	$10,265
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss (income) from discontinued operations, net of tax	448	(948)	(974)
Gain on disposal of discontinued operations, net of tax	—	(1,722)	—
Depreciation	3,899	3,452	3,310
Amortization of intangibles	1,098	1,066	954
Deferred income taxes	1,457	(30)	930
Stock-based compensation expense	1,822	1,194	996
Excess tax benefit from exercise of stock options	(6,892)	(1,465)	(37)
Other, net	186	408	101
Changes in operating assets and liabilities:
Accounts receivable	(12,991)	3,158	(1,675)
Inventories	(11,070)	(13,616)	(5,045)
Other current assets and other assets	(398)	(265)	(177)
Accounts payable	9,124	(133)	1,746
Accrued expenses and other liabilities	4,511	1,694	3,770
Deferred income	(2,697)	6,111	(956)
Long-term liabilities	50	(214)	(362)

Net cash provided by (used in):
Continuing operations	14,417	15,468	12,846
Discontinued operations	(982)	2,229	(127)

NET CASH PROVIDED BY OPERATING ACTIVITIES	13,435	17,697	12,719

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(11,923)	(7,243)	(11,097)
Acquisitions, net of cash acquired	—	(27,042)	—
Acquisition earn-out payments	(2,966)	(1,183)	(2,817)
Proceeds from disposal of property, plant and equipment, net	279	9,589	93

Net cash (used in) provided by investing activities:
Continuing operations	(14,610)	(25,879)	(13,821)
Discontinued operations	—	14,643	(132)

NET CASH USED IN INVESTING ACTIVITIES	(14,610)	(11,236)	(13,953)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings, net	—	25,000	8,000
Repayment of borrowings	—	(25,000)	(8,000)
Proceeds from the exercise of stock options	3,672	1,370	85
Tax benefit from exercise of stock options	6,892	1,465	37
Other, net	—	(70)	—

Net cash provided by financing activities:
Continuing operations	10,564	2,765	122
Discontinued operations	—	34	77

NET CASH PROVIDED BY FINANCING ACTIVITIES	10,564	2,799	199

NET CHANGE IN CASH AND CASH EQUIVALENTS	9,389	9,260	(1,035)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	15,304	6,044	7,079

CASH AND CASH EQUIVALENTS AT END OF YEAR	$24,693	$15,304	$6,044

See accompanying notes to consolidated financial statements.

AXSYS TECHNOLOGIES, INC.

Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)

(Dollars in thousands)

	Common Stock Amount	Capital in Excess of Par	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock Amount	Total	Comprehensive Income (Loss)
Balance at December 31, 2005	$106	$97,875	$3	$21,712	$(155)	$119,541
Net income	—	—	—	10,265	—	10,265	$10,265
Foreign exchange contract, net of taxes	—	—	(3)	—	—	(3)	(3)

Total comprehensive income							$10,262

Stock-based compensation expense	—	1,093	—	—	—	1,093
Reduction of public stock offering costs	—	23	—	—	—	23
Stock-based awards issued, net	—	36	—	—	104	140
Contribution to 401(k) plan	—	25	—	—	45	70
Tax benefit from exercise of stock options	—	59	—	—	—	59

Balance at December 31, 2006	106	99,111	—	31,977	(6)	131,188

Cumulative effect adjustment due to adoption of FIN 48	—	—	—	(939)	—	(939)
Balance at January 1, 2007	106	99,111	—	31,038	(6)	130,249
Net income	—	—	—	16,778	—	16,778	$16,778
Foreign exchange contract, net of taxes	—	—	(81)	—	—	(81)	(81)

Total comprehensive income							$16,697

Stock-based compensation expense	—	2,220	—	—	—	2,220
Stock-based awards issued, net	2	1,790	—	—	(414)	1,378
Contribution to 401(k) plan	—	76	—	—	34	110
Tax benefit from exercise of stock options	—	1,477	—	—	—	1,477
Stock repurchases	—	—	—	—	(1)	(1)

Balance at December 31, 2007	108	104,674	(81)	47,816	(387)	152,130

Net income	—	—	—	25,870	—	25,870	$25,870
Foreign exchange contract, net of taxes	—	—	160	—	—	160	160

Total comprehensive income							$26,030

Stock-based compensation expense	—	1,822	—	—	—	1,822
Stock-based awards issued, net	5	3,316	—	—	351	3,672
Contribution to 401(k) plan	—	117	—	—	36	153
Tax benefit on exercise of stock options	—	7,524	—	—	—	7,524

Balance at December 31, 2008	$113	$117,453	$79	$73,686	$—	$191,331

See accompanying notes to consolidated financial statements.

AXSYS TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

December 31, 2008

Note 1—Summary of Significant Accounting Policies

        Business overview.    The accompanying consolidated financial statements include the accounts of Axsys Technologies, Inc. and its wholly-owned subsidiaries (collectively "Axsys", "Company", "we", "our" or "us").

        We are a leading designer and manufacturer of precision optical solutions for defense, aerospace, homeland security and high-performance commercial applications. These sophisticated solutions are typically found in applications that demand the finest optical surfaces, highest accuracy and tightest motion control tolerances. Application examples include weapon systems, long-range surveillance cameras and highly precise imaging telescopes. We typically sell our products to government institutions such as the U.S. Border Patrol, Army, Navy and Air Force, or to large defense contractors for integration into larger platforms.

        Principles of consolidation.    The consolidated financial statements include the results of Axsys and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

        Revenue recognition.    Revenue is recognized in accordance with the Securities and Exchange Commission Staff Accounting Bulletin ("SAB No. 104"). SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Shipping and handling costs, such as freight to customers, are classified in cost of sales. Currently we do not offer price protection and generally do not offer discounts. To the extent discounts are offered, they are reflected at the time of the sale as a reduction in revenues.

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

        We monitor our contracts periodically to determine if our actual costs are comparable to our cost estimates used at the time of order acceptance. If we determine that our actual costs are exceeding our contractual revenues, we will record a loss contract reserve.

        Cash and cash equivalents.    Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

AXSYS TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share data)

Note 1—Summary of Significant Accounting Policies (Continued)

        Financial instruments.    We may use derivative instruments, in the form of forward exchange contracts and interest rate swap agreements, to manage certain foreign currency and interest rate exposures. We do not enter into trading or other speculative uses of these financial instruments. For a financial instrument to qualify as a hedge, we must be exposed to interest rate or foreign currency risk, and the financial instrument must reduce the exposure and be designated as a hedge. All derivative instruments are recognized in the financial statements and measured at fair value. We record Euro forward contracts at fair value based on discounted cash flow analyses. For our cash flow hedges, the effective portion of the derivative's gain or loss is initially reported in stockholders' equity (as a component of Accumulated Other Comprehensive Income) and is subsequently reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The ineffective portion of the gain or loss of a cash flow hedge is reported in earnings immediately.

        Currently, our cash flow hedges are foreign currency forward contracts. We use foreign currency forward contracts to manage currency risk associated with certain forecasted transactions, specifically sales made in foreign currencies. Our foreign currency forward contracts hedge forecasted transactions principally occurring within three years in the future.

        At December 31, 2008, the fair value of our forward currency exchange contracts outstanding, as well as the amounts of gains and losses recorded during the year, were not material.

        Accounts receivable.    Receivables consist of amounts billed and currently due from customers, and unbilled costs and accrued profits primarily related to revenues on long-term contracts that have been recognized for accounting purposes, but not yet billed to customers. Credit is extended to customers, typically on net 30-day terms. We do not require collateral.

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

        Property and equipment.    Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided primarily by the straight-line method using estimated lives for building improvements of 20 to 40 years and from three to eight years for machinery and equipment. Repair and maintenance costs are expensed as incurred.

        Goodwill and other intangibles.    Goodwill (representing the excess of the amount paid to acquire a company over the estimated fair value of the net assets acquired) and intangible assets with indefinite

AXSYS TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share data)

Note 1—Summary of Significant Accounting Policies (Continued)

useful lives are not amortized but instead are tested for impairment annually, or when events or circumstances indicate that its value may have declined. Impairment exists when the carrying amount of a reporting unit exceeds its fair market value. The Company's goodwill impairment test is performed by comparing the net present value of projected cash flows to the carrying value of the reporting unit. The Company utilizes discount rates determined by management to be similar with the level of risk in its current business model. The Company performs the annual impairment testing during the second quarter of each fiscal year and has determined that, to date, no impairment of goodwill exists. Although no changes are expected, if the actual results of the Company are less favorable than the assumptions the Company makes regarding estimated cash flows, the Company may be required to record an impairment charge in the future.

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

AXSYS TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share data)

Note 1—Summary of Significant Accounting Policies (Continued)

        The following table summarizes product warranty activity:

Balance at January 1, 2006	$1,142
Provision	362
Payments	(606)

Balance at December 31, 2006	898

Provision	1,161
Payments	(635)
Reserve of acquired subsidiary	42

Balance at December 31, 2007	1,466

Provision	509
Payments	(970)

Balance at December 31, 2008	$1,005

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

        Research, development and engineering.    Significant costs are incurred each year in connection with research and development programs and administrative engineering costs, or R&D. Such costs are included in operating expenses as incurred. In situations where the customer reimburses the cost of the R&D effort, the revenue generated is recognized as sales and the expense is included in cost of sales. Research and development expenses, exclusive of engineering costs, were $5,489 in 2008, $3,496 in 2007 and $2,876 in 2006.

        Stock-based compensation.    We recognize compensation expense for stock-based awards in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123(R) "Share Based Payment" ("SFAS 123(R)"). These expenses related to continuing operations are recognized in the Consolidated Statement of Operations in cost of sales and general and administrative expenses. Total pre-tax stock-based compensation expense for the fiscal years ended 2008, 2007 and 2006 are as follows:

	2008	2007	2006
Stock-based compensation expense from continuing operations	$1,822	$1,194	$996
Stock-based compensation expense from discontinued operations	—	1,026	97

Total stock-based compensation expense	$1,822	$2,220	$1,093

AXSYS TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share data)

Note 1—Summary of Significant Accounting Policies (Continued)

        The stock-based compensation expense from discontinued operations during 2007 includes $936 of expense related to the modification of awards to accelerate vesting for four employees of our bearing distribution business in connection with the sale of that business.

        We recognize compensation expense, net of an estimated forfeiture rate, on a straight-line basis over the requisite service period of the award. The estimated forfeiture rate is based on historical experience. Expense is recognized only for those awards expected to fully vest. If actual forfeitures differ from the estimates, a revision to the forfeiture rate will be necessary.

        Prior to adopting SFAS 123(R), we presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. SFAS 123(R) requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow. As a result of adopting SFAS 123(R), $6,892 of excess tax benefits for the year ended December 31, 2008, $1,477 ($1,465 in continuing operations and $12 in discontinued operations) for the year ended December 31, 2007 and $59 ($37 in continuing operations and $22 in discontinued operations) for the year ended December 31, 2006 have been classified as a financing cash inflow.

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

        We adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48") at the beginning of fiscal year 2007. As a result of the implementation, we recognized a $939 increase to reserves for uncertain tax positions. This increase was accounted for as an adjustment to the beginning balance of retained earnings on our Consolidated Balance Sheet. We recognize interest and penalties related to uncertain tax positions in income tax expense. The tax years 2004 through 2007 remain open to examination by the major taxing jurisdictions to which we are subject.

        Under FIN 48 the financial statements reflect expected future tax consequences of uncertain tax positions that we have taken or expect to take on a tax return presuming the taxing authorities' full knowledge of the position and all relevant facts, but without considering time values.

        Earnings per share.    Basic earnings per share have been computed by dividing net income or loss by the weighted-average number of common shares outstanding. The dilutive effect of stock options on the weighted-average number of common shares outstanding was 380,462 shares for the year ended December 31, 2008, 386,122 shares for the year ended December 31, 2007 and 259,847 shares for the year ended December 31, 2006.

        Diluted earnings per share exclude 14,230 potential common shares in 2008, 12,500 potential common shares in 2007 and 244,160 potential common shares in 2006, related to our stock compensation plans because they were anti-dilutive.

AXSYS TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share data)

Note 1—Summary of Significant Accounting Policies (Continued)

        Recent accounting pronouncements.    In March 2008, FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS 161"). This standard is intended to improve financial reporting by requiring more disclosure about the location and amounts of derivative instruments in an entity's financial statements; how derivative instruments and related hedged items are accounted for under SFAS No 133 "Accounting for Derivative Instruments and Hedging Activities"; and how derivative instruments and related hedged items affect its financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently assessing the impact that SFAS 161 will have on our results of operations and financial position.

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

        SFAS 141(R) is required to be adopted concurrently with SFAS 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The initial adoption of SFAS 141(R) and SFAS 160 is not expected to have a material impact on our results of operations and financial position; however it is possible that this adoption may have an impact when certain tax contingencies related to prior acquisitions are resolved.

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

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). This statement was effective as of the beginning of fiscal 2008 as it relates to financial assets and liabilities. SFAS 157 provides a common fair value hierarchy for companies to follow in determining fair value measurements in the preparation of financial statements and expands disclosure requirements relating to how fair value measurements were developed. SFAS 157 clarifies the principle that fair value should be based on the assumptions that the marketplace would use when pricing an asset or liability, rather than company specific data. The adoption of SFAS 157 did not have a material impact on our results of operations and financial position.

        On October 10, 2008, the FASB issued FASB Staff Position ("FSP") SFAS No. 157-2, "Effective Date of FASB No. 157" ("FSP SFAS No. 157-2"). FSP SFAS No. 157-2 delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We will adopt FSP SFAS No. 157-2 in the beginning of 2009 and it is not believed that this will have a material impact on our results of operations and financial position.

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

        Certain immaterial amounts in previously issued annual financial statements were reclassified to conform to the 2008 presentation.

Note 2—Acquisitions

        On April 13, 2007, we acquired substantially all of the assets of Cineflex, LLC ("Cineflex"), a privately held manufacturer of high-precision gyrostabilized aerial camera systems. The initial purchase price of this acquisition, after a working capital adjustment, was $27,042. Additional incremental cash payments of up to $42,500 are possible if certain revenue targets are exceeded as part of a three-year earn-out agreement. In addition, a second contingent payment of up to 10% of all revenues recognized from multi-year orders in backlog at the end of the earn-out period is possible if revenues in the fourth year from the acquisition date exceed $40,000. During 2007, an earn-out of $2,966 was earned, which increased the purchase price to $30,008. This $2,966 earn-out was paid in the first quarter of 2008. Additionally, during 2008, an earn-out of $802 was earned, which increased the purchase price to $30,810. The earn-out is additional consideration resulting in an increase to goodwill and will be paid during 2009.

Fair value:
Assets acquired	$3,062
Liabilities assumed	(1,860)
Amortizable intangible assets	3,977
Goodwill	25,631

Purchase price	$30,810
Accrued earn out	(802)

Net cash paid	$30,008

        The results of Cineflex's operations from the date of acquisition are included in our Surveillance Systems Group. Unaudited pro forma results of operations for the years ended December 31, 2007, as if we had purchased Cineflex as of the beginning of 2007, are presented below. The pro forma results include estimates and assumptions which our management believes are reasonable. However, the pro forma results do not include any cost savings or other effects of the planned integration of Cineflex and are not necessarily indicative of the results which would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future.

	As Originally Reported 2007	(Unaudited) Pro Forma 2007
Net sales	$171,621	$176,975
Net income	16,778	17,453
Earnings per common share:
Basic	$1.57	$1.63
Diluted	$1.51	$1.57

AXSYS TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share data)

Note 2—Acquisitions (Continued)

        During the first quarter of 2007, we made a final cash payment of $1,183 related to the earn-out provision of the 2004 acquisition of Telic Optics Inc., a manufacture of infrared optics and optical assemblies.

Note 3—Balance Sheet Information

        The details of certain balance sheet accounts are as follows:

	2008	2007
Accounts receivable:
Trade receivables	$25,991	$13,686
Unbilled costs and accrued profits	1,920	1,302

Gross accounts receivable	27,911	14,988
Less allowance for doubtful accounts	(780)	(848)

Accounts receivable, net	$27,131	$14,140

        All of the December 31, 2008 unbilled costs and accrued profits are expected to be billed in 2009.

	2008	2007
Inventories:
Raw materials	$29,168	$26,314
Work-in-process	32,945	26,804
Finished goods	8,357	5,877

Gross inventories	70,470	58,995
Less reserve	(7,038)	(6,633)

Inventories, net	$63,432	$52,362

	2008	2007
Property and equipment:
Leasehold improvements	$4,071	$2,711
Machinery and equipment	46,379	36,809

Property and equipment	50,450	39,520
Less accumulated depreciation	(24,943)	(21,644)

Property and equipment, net	$25,507	$17,876

AXSYS TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share data)

Note 3—Balance Sheet Information (Continued)

        Included in the machinery and equipment amounts above are $1,445 in 2008 and $1,225 in 2007 of costs related to an in-process internal use computer software development project.

	2008	2007
Accrued expenses and other current liabilities:
Compensation and related benefits	$7,783	$7,115
Uninvoiced inventory receipts	4,039	4,183
Warranty	1,005	1,466
Accrued acquisition costs—earn out	802	2,966
Income taxes	329	3,881
Other	2,848	2,770

Total accrued expenses and other current liabilities	$16,806	$22,381

	2008	2007
Other long-term liabilities:
Deferred income taxes	$8,191	$5,641
Deferred gain on sale-leaseback	1,161	1,255
Liabilities of discontinued operations	357	565
Other	1,425	1,375

Total other long-term liabilities	$11,134	$8,836

Note 4—Goodwill and Intangible Assets

        Goodwill changes during 2007 and 2008 as follows:

Balance at December 31, 2006	$60,791
Cineflex acquisition	21,863
Cineflex earn out	2,966

Balance at December 31, 2007	85,620
Cineflex earn out	802

Balance at December 31, 2008	$86,422

        During 2007, we recognized a $1,722 after tax gain on the sale of our bearings distribution business. Included in this gain was $1,445 of goodwill associated with that business. The table above excludes this goodwill, as it was reclassified to assets held for sale for all periods presented.

        The components of amortizable intangible assets are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Life
Customer relationships	$8,000	$(1,654)	$6,346	19 years
Camera technology	6,447	(1,740)	4,707	10 years
Developed software	150	(61)	89	9 years
Other	107	(61)	46	1 year

Amortizable intangibles	$14,704	$(3,516)	$11,188	15 years

AXSYS TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share data)

Note 4—Goodwill and Intangible Assets (Continued)

        Amortization expense is included in selling, general and administrative expenses. Estimated amortization expense for each of the five succeeding years is as follows:

Amount
Year ended December 31, 2009	$1,120
Year ended December 31, 2010	1,094
Year ended December 31, 2011	1,084
Year ended December 31, 2012	1,084
Year ended December 31, 2013	869

Note 5—Line of Credit

        On April 10, 2007, in connection with the acquisition of Cineflex, we amended our credit agreement to extend the maturity date of our revolving credit facility to May 2, 2012 and increased the commitment amount from $15,000 to $40,000. In addition, on April 13, 2007, in connection with the acquisition of Cineflex, we borrowed $25,000 under our revolving credit facility to fund a portion of the purchase price. We subsequently repaid the entire $25,000 of the advance and had no borrowings outstanding at December 31, 2007. We paid a weighted-average interest rate was 6.42% on these borrowings. Our revolving credit facility remains available through May 2012, subject to optional prepayment in accordance with its terms. We may elect to have any borrowing under the revolving credit facility bear interest either at the bank's prime rate or the LIBOR rate plus a margin of 100 to 200 basis points, depending on our consolidated funded debt-to-consolidated EBITDA ratio. We have the option of selecting the 1-month, 2-month, 3-month or 6-month LIBOR rate. Up to $3,000 of the revolving credit facility may be utilized to issue letters of credit. We had $2,500 at December 31, 2008 and $2,400 at December 31, 2007 of the revolving credit facility utilized for outstanding letters of credit. Amounts borrowed under the credit facility are secured by a lien on all our assets and the assets of our subsidiaries, including a pledge on the stock of our subsidiaries.

Note 6—Environmental Contingencies

        We are currently involved in two environmental remediation projects and a third site, which is in the final stage of monitoring. We accrue for environmental contingencies on an undiscounted basis when responsibility for clean up is determined and costs, including legal fees, are probable and can be reasonably estimated. We are the primary responsible party, or PRP, at sites located in Bedford, Ohio and St. Petersburg, Florida and have secondary responsibility for a third site in Norwalk, Connecticut. Pursuant to remediation plans approved by each state's environmental protection agency, we investigated soils and groundwater and conducted certain remedial work, including soil removal. The clean up of both sites is currently in process. We have incurred costs of $168 in 2008 and approximately $2,128 to date related to these sites. During 2008, we recognized a charge of $128, net of tax of $72, in discontinued operations related to future costs associated with these sites. We anticipate remediation costs for theses sites to continue through 2013, including estimated expenditures of $343 in 2009.

        As of December 31, 2008, we have an accrual of $847 for future costs related to the Ohio, Florida and Connecticut sites. These estimates have been developed in consultation with outside environmental and legal consultants handling these matters and are based upon an analysis of the anticipated

AXSYS TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share data)

Note 6—Environmental Contingencies (Continued)

remediation plans. Although liability under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") is joint and several, meaning that liability can exceed a PRP's pro rata share of cleanup costs, we believe, based on currently available information, that it is remote that costs associated with these sites will have a material adverse effect on our business and financial condition. It is possible, however, that our results of operations for a particular fiscal period could be materially affected.

Note 7—Stockholders' Equity

        Stock Repurchase: Our Board of Directors has authorized the repurchase, from time to time, on the open market or otherwise, of up to 200,000 shares of Axsys common stock at prevailing market prices or at negotiated prices. We use the repurchased shares for general corporate purposes, including the satisfaction of commitments under our employee benefit plans and the exercise of stock option grants. As of December 31, 2008, we have repurchased 83 shares in total under this repurchase program.

        Treasury Stock: We use treasury stock shares for general corporate purposes, including the satisfaction of commitments under the employee benefit plans and the exercise of stock options.

        Changes in treasury stock were as follows:

	Shares	Amount
Balance at December 31, 2005	18,907	$155
Stock-based awards issued, net	(14,106)	(104)
Contribution to 401(k) plan	(4,261)	(45)
Repurchase of stock	32	—

Balance at December 31, 2006	572	6
Stock-based awards cancelled, net of issued	10,851	414
Contribution to 401(k) plan	(2,010)	(34)
Repurchase of stock	6	1

Balance at December 31, 2007	9,419	387
Stock-based awards issued, net	(8,589)	(351)
Contribution to 401(k) plan	(830)	(36)

Balance at December 31, 2008	—	$—

AXSYS TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share data)

Note 7—Stockholders' Equity (Continued)

        Common Stock: Changes in common stock were as follows:

	Shares	Amount
Balance at December 31, 2005	10,636,734	$106
Stock-based awards issued, net	7,200	—

Balance at December 31, 2006	10,643,934	106
Stock-based awards issued, net	196,471	2
Contribution to 401(k) plan	2,175	—

Balance at December 31, 2007	10,842,580	108
Stock-based awards issued, net	436,892	5
Contribution to 401(k) plan	2,029	—

Balance at December 31, 2008	11,281,501	$113

Note 8—Stock-Based Compensation

        Our Amended and Restated Long-Term Stock Incentive Plan ("Stock Incentive Plan"), as approved by our stockholders, is administered by the Compensation Committee of the Board of Directors, which selects persons eligible to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures and other provisions of each award.

        We used the Black-Scholes-Merton pricing model to estimate the fair value of stock option awards with the following weighted-average assumptions for the indicated periods:

	2008	2007	2006
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	40.4%	38.8%	41.2%
Risk-free interest rate	3.8%	3.5%	4.6%
Expected life of options (in years)	5.6	5.6	5.9
Weighted-average grant-date fair value	$27.30	$17.13	$7.57

        The assumptions above are based on multiple factors, including historical patterns by employees in relatively homogeneous groups with respect to exercise and post-vesting employment termination behaviors, expected future exercising patterns for these same homogeneous groups and the volatility of our stock price. The volatility assumption used in the Black-Scholes-Merton pricing model uses historical changes in the market value of our common stock over a period of five years, which we believe represents the future volatility of our common stock. The expected life represents the weighted average period of time that stock options are expected to remain outstanding and is based on historical experience. Stock options are generally granted with a five-year vesting schedule and a 10-year life.

AXSYS TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share data)

Note 8—Stock-Based Compensation (Continued)

        The following table presents stock option activity for the year ended December 31, 2008:

	Stock Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term
Outstanding at December 31, 2007	772,241	$12.87
Granted	6,000	62.75
Forfeited/cancelled	(26,450)	(27.89)
Exercised	(421,419)	(10.03)

Outstanding at December 31, 2008	330,372	$16.19	5.3

Exercisable at December 31, 2008	206,397	$14.35	4.7

Vested or expected to vest at December 31, 2008	324,173	$16.13	5.3

        At December 31, 2008, there was $752 of unrecognized compensation cost related to stock-based payments, which is expected to be recognized over a weighted-average period of 2.3 years. We recognize compensation expense, net of an estimated forfeiture rate, on a straight-line basis over the requisite service period of the award.

        Shares available for future stock-based grants to employees and directors under existing plans were 446,709 at December 31, 2008. At December 31, 2008, the aggregate intrinsic value of options outstanding was $12,823, the aggregate intrinsic value of options exercisable was $8,361 and the aggregate intrinsic value of options vested or expected to vest was $12,600. The total intrinsic value of options exercised was $19,964 in 2008, $3,925 in 2007 and $218 in 2006. The fair value of shares that vested was $645 during 2008, $1,342 during 2007 and $883 during 2006.

Restricted Stock

        Our Stock Incentive Plan allows for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The unearned stock-based compensation related to these awards is amortized to compensation expense over the period the restrictions lapse (generally five years). The stock-based expense for these awards is determined based on the market price of our stock at the date of grant applied to the total numbers of shares that are anticipated to fully vest, which is then amortized over the vesting period.

        The following table presents the restricted stock activity for the year ended December 31, 2008:

	Restricted Stock	Weighted-average Fair Value
Outstanding at December 31, 2007	154,163	$16.50
Granted	87,350	45.68
Forfeited	(8,560)	(17.88)
Vested	(37,731)	(16.81)

Outstanding at December 31, 2008	195,222	$29.44

AXSYS TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share data)

Note 8—Stock-Based Compensation (Continued)

        As of December 31, 2008, we had unamortized compensation expense of $4,550 associated with these awards, which will be amortized over the weighted-average remaining vesting period of 3.7 years.

Note 9—Supplemental Cash Flow Information

        Supplemental cash flow information from continuing operations for the years ended December 31, 2008, 2007 and 2006 is summarized as follows:

	2008	2007	2006
Cash received/(paid) during the year for:
Interest paid	$—	$(523)	$(46)
Interest received	341	250	289
Income tax payments	(9,158)	(9,327)	(5,382)
Income tax refunds	39	104	11
Non-cash consideration from sale of equipment	—	—	54

Note 10—Income Taxes

        The income tax provision from continuing operations consists of:

	2008	2007	2006
Current income taxes:
U.S. Federal	$11,764	$7,153	$3,810
State and local	1,551	1,516	722

	13,315	8,669	4,532

Deferred income taxes:
U.S. Federal	1,302	(27)	814
State and local	155	(3)	116

	1,457	(30)	930

Total income tax provision	$14,772	$8,639	$5,462

        The difference between the provision (benefit) for income taxes and the amount computed by applying the statutory federal income tax rate to Income from Continuing Operations Before Income Taxes is as follows:

	2008	2007	2006
Federal statutory rate	35%	35%	35%
Computed expected income tax provision	$14,382	$7,961	$5,164
Increase (decrease) in income taxes resulting from:
State and local taxes, net of federal tax benefit	1,118	935	590
Manufacturing deduction	(351)	(420)	(129)
Other, net	(377)	163	(163)

Actual tax provision	$14,772	$8,639	$5,462

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

        Significant components of deferred income taxes are as follows:

	December 31,
	2008	2007
Deferred income tax assets:
Inventories	$2,481	$2,041
Gain on sale-leaseback	552	588
Vacation pay accrual	494	545
Loss contract reserve	430	395
Stock-based compensation	583	486
Environmental reserves	372	260
Allowance for doubtful accounts	306	333
Warranty reserves	135	317
Other, net	1,211	659

Total deferred income tax assets	6,564	5,624
Deferred income tax liabilities:
Property and equipment	(1,832)	(1,587)
Goodwill & intangibles	(6,358)	(4,294)

Total deferred income tax liabilities	(8,190)	(5,881)

Net deferred income taxes	$(1,626)	$(257)

        Deferred income taxes are included in the Consolidated Balance Sheets as follows:

	December 31,
	2008	2007
Current deferred income tax assets, net	$5,172	$3,923
Noncurrent deferred income tax assets, included in other assets	1,393	1,462
Noncurrent deferred income tax liabilities, included in other long-term liabilities	(8,191)	(5,642)

	$(1,626)	$(257)

        We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local tax examinations by tax authorities for years before 2003. At December 31, 2008, we had reserves totaling $3,451, primarily for various state income tax issues, which, if recognized, would affect the effective tax rate.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2008	$3,826
Increases related to current year tax positions	6
Decreases related to prior year tax positions	(143)
Expiration of statutes	(238)

Balance at December 31, 2008	$3,451

AXSYS TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share data)

Note 10—Income Taxes (Continued)

        During the year ended December 31, 2008, we recognized $186 of interest and penalties within income tax expense. Interest and penalties accrued at December 31, 2008 and 2007 was $1,483 and $1,297, respectively. As of December 31, 2008, we expect a net decrease of $3,140 to unrecognized tax positions within the next 12 months primarily as a result of the expiration of the statutes of limitations for items currently reserved.

Note 11—Defined Contribution Plan

        We sponsor a 401(k) plan under which eligible employees may elect to contribute a percentage of their earnings. We match employee contributions to this plan in amounts ranging from 3% to 5% of the employees' gross earnings. Our matching contributions were $1,517 in 2008, $1,370 in 2007 and $1,226 in 2006, of which a portion was provided in Axsys common stock.

Note 12—Commitments and Contingencies

        Future minimum payments under non-cancelable, renewable operating leases (exclusive of property expenses and net of sublease rental income) as of December 31, 2008, are as follows:

2009	$2,596
2010	2,003
2011	1,898
2012	1,475
2013 and thereafter	9,279

$17,251

        Rent expense under such leases, net of sublease rental income, amounted to $2,440 in 2008, $1,950 in 2007 and $1,932 in 2006. Certain operating leases related to our facility have escalation clauses. As of December 31, 2008, we were contingently liable for $2,500 under outstanding letters of credit. We have issued letters of credit for certain business transactions including insurance programs and customer deposits.

        We are a defendant in various lawsuits, none of which are expected to have a material adverse effect on our business or financial position.

Note 13—Discontinued Operations

        On November 30, 2007, we sold our bearing distribution business for $15,305 in cash, net of a $235 working capital adjustment. We recognized a $1,722 gain on the sale of the business net of $1,384 in income tax expense. Included in the gain are total transaction costs of $1,885 associated with the sale, consisting of $949 of legal, audit and other transaction-related costs and $936 of stock-based compensation costs.

AXSYS TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share data)

Note 13—Discontinued Operations (Continued)

        The sales and income before taxes of the bearings distribution business included in discontinued operations are as follows:

	2007	2006
Sales	$23,270	$26,419
Income before income taxes	1,774	1,732

        During 2008, we incurred pre-tax charges of $500 for legal expenses related to activities of our formerly-owned bearings distribution business.

        The (loss) income from discontinued operations, net of tax, recognized in the consolidated statements of operations includes the following:

	2008	2007	2006
Net income from bearing distribution business	$—	$984	$1,091
Gain on sale of bearing distribution business	—	1,722	—
Legal charges for activities of our previously divested bearing distribution business	(320)	—	—
Environmental, net for previously divested businesses	(128)	(35)	(117)

(Loss) income from discontinued operations, net of tax	$(448)	$2,671	$974

Note 14—Reporting Segments and Related Information

Reporting Segments Information

        We are organized into two businesses segments: the Surveillance Systems Group and the Imaging Systems Group. Our business segments are evaluated on an operating income basis, and a stand-alone tax provision is not calculated for each segment. The other accounting policies of the segments are the same as those described in Note 1, Summary of Significant Accounting Policies.

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

        The following tables present our business segment information for continuing operations:

	2008	2007	2006
Sales:
Imaging Systems Group	$174,630	$125,916	$106,890
Surveillance Systems Group	75,573	47,461	23,501
Intersegment eliminations	(4,719)	(1,756)	(463)

Total sales	$245,484	$171,621	$129,928

Income from continuing operations:
Imaging Systems Group	$33,514	$21,701	$17,979
Surveillance Systems Group	17,130	8,847	3,048
Intersegment eliminations	(1,180)	(439)	(123)

Operating income from reporting segments	49,464	30,109	20,904
Non-allocated expenses	(8,374)	(7,363)	(6,151)

Income from continuing operations before income taxes	$41,090	$22,746	$14,753

	2008	2007	2006
Capital expenditures:
Imaging Systems Group	$7,452	$5,144	$8,937
Surveillance Systems Group	3,992	638	2,095
Corporate	479	1,461	65

Total capital expenditures	$11,923	$7,243	$11,097

	2008	2007	2006
Depreciation:
Imaging Systems Group	$3,458	$3,064	$3,016
Surveillance Systems Group	302	304	206
Corporate	139	84	88

Total depreciation	3,899	3,452	3,310
Amortization of intangibles:
Imaging Systems Group	423	423	398
Surveillance Systems Group	675	643	556

Total depreciation and amortization	$4,997	$4,518	$4,264

AXSYS TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share data)

Note 14—Reporting Segments and Related Information (Continued)

	December 31,
	2008	2007
Identifiable assets:
Imaging Systems Group	$117,521	$108,911
Surveillance Systems Group	95,598	72,895
Non-allocated assets	33,915	22,877

Total assets	$247,034	$204,683

Goodwill:
Imaging Systems Group	$33,265	$33,265
Surveillance Systems Group	53,157	52,355

Total goodwill	$86,422	$85,620

        Included in non-allocated expenses are general corporate expense, interest expense and other income and expense. Identifiable assets by segment consist of those assets that are used in the segment's operations. Non-allocated assets are comprised primarily of short-term investments, cash and cash equivalents, corporate assets and deferred income tax assets.

        The following table presents the non-allocated identifiable assets:

	December 31,
	2008	2007
Non-allocated assets:
Cash and cash equivalents	$24,693	$15,304
Current deferred income tax assets	5,172	3,923
Corporate property and equipment, net	1,822	1,482
Non-current deferred income tax assets	1,393	1,462
Other corporate assets	835	706

Total assets	$33,915	$22,877

Geographic Information

        The table below presents sales from continuing operations, determined by the end customer, for specific geographic regions. All of our assets are located within the United States.

	Years Ended December 31,
	2008	2007	2006
United States	$215,574	$148,164	$116,380
Europe	18,230	15,196	9,441
Other foreign	11,680	8,261	4,107

Total sales	$245,484	$171,621	$129,928

AXSYS TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share data)

Note 14—Reporting Segments and Related Information (Continued)

Major Customer Information

        Major customer information (customers whose net sales exceed 10% of our consolidated revenues within a year) for the Imaging Systems Group is as follows:

        Sales to BAE Systems in 2008 represented 23.2% of our consolidated sales and 32.6% of sales within the group. As of December 31, 2008, BAE Systems accounted for 22.0% of our consolidated outstanding accounts receivable balance. Our infrared lens products, which are used in BAE Systems' remote operated weapon station programs, represented 13.0% of our total sales during 2008.

        Sales to BAE Systems in 2007 represented 15.8% of our consolidated sales and 21.5% of sales within the group. Sales to Raytheon represented 10.9% of our consolidated sales in 2007 and 14.9% of sales within the group. As of December 31, 2007, Raytheon accounted for 13.2% and BAE Systems accounted for 12.4% of our consolidated outstanding accounts receivable balance.

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

Note 15—Sale Lease-Back of Facilities

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

Note 16—Selected Quarterly Financial Data (Unaudited)

        Selected quarterly financial data for the years ended December 31, 2008 and 2007 is summarized as follows:

	Quarters Ended (Unaudited)
Statement of Operations Data:	March 29, 2008	June 28, 2008	September 27, 2008	December 31, 2008
Sales	$56,430	$60,317	$64,793	$63,944
Gross profit	19,207	20,725	22,620	20,774
Income from continuing operations	5,108	6,229	8,187	6,794
Net income	5,108	6,103	7,988	6,671
Diluted net income per share from continuing operations(1)	$0.45	$0.54	$0.71	$0.59
Diluted weighted-average common shares outstanding	11,451	11,437	11,522	11,534

AXSYS TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share and per share data)

Note 16—Selected Quarterly Financial Data (Unaudited) (Continued)

	Quarters Ended (Unaudited)(2)
Statement of Operations Data:	March 31, 2007	June 30, 2007	September 29, 2007	December 31, 2007
Sales	$35,539	$42,955	$45,218	$47,909
Gross profit	11,043	14,101	14,658	15,920
Income from continuing operations	2,734	3,550	3,756	4,067
Net income	2,983	3,847	4,139	5,809
Diluted net income per share from continuing operations(1)	$0.25	$0.32	$0.34	$0.36
Diluted weighted-average common shares outstanding	10,946	11,007	11,140	11,293

(1)
Diluted net income per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly amounts may not necessarily equal the total for the year.

(2)
In the fourth quarter of 2007, the bearings distribution business was divested. Accordingly, the bearings distribution business has been accounted for as discontinued operations for all periods presented.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

COL. A	COL. B	COL. C	COL. D		COL. E		COL. F
		Additions
Classification	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Year
Year ended December 31, 2008:
Inventory Valuation Reserve	$6,633	$1,244	$—		$839		$7,038
Allowance for Doubtful Accounts	848	(31)	—		37	(a)	780
Year ended December 31, 2007:
Inventory Valuation Reserve	$4,720	$2,136	$—		$223		$6,633
Allowance for Doubtful Accounts	625	255	—		32	(a)	848
Year ended December 31, 2006:
Inventory Valuation Reserve	$3,141	$1,115	$640	(b)	$176		$4,720
Allowance for Doubtful Accounts	704	(32)	—		47	(a)	625

(a)
Uncollectible accounts written off, net of recoveries.

(b)
Relates to adjustments to cost accounting standards, which increased gross inventory as well as inventory reserve.

 EXHIBIT INDEX

3.1	Restated Certificate of Incorporation of Axsys (filed as Exhibit 3(4) to Axsys' Amendment No. 2 to Registration Statement on Form S-1, dated October 17, 1997 (Registration No. 333-36027) (the "Form S-1") and incorporated herein by reference).
3.2	Amended and Restated By-Laws of Axsys (filed as Exhibit 3.1 to Axsys' Form 8-K filed on March 20, 2008 (File No. 000-16182) and incorporated herein by reference).
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
10.3
Letter Agreement between David A. Almeida and Axsys dated as of November 14, 2001 (filed as Exhibit 10(18) to Axsys' Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 000-16182) and incorporated herein by reference). *
10.4	Summary of Management Incentive Plan (filed as Exhibit 10.10 to Axsys' Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-16182) and incorporated herein by reference).*
10.5	Purchase and Sale Agreement dated February 15, 2006 (filed as Exhibit 99.1 to Axsys' Form 8-K filed on February 16, 2006 (File No. 000-16182) and incorporated herein by reference).
10.6
Credit Agreement, dated May 2, 2005, by and among Axsys, its subsidiaries and Fleet National Bank (filed as Exhibit 10.1 to Axsys' Form 10-Q, filed July 26, 2005 (File No. 000-16182) and incorporated herein by reference.
10.7
Purchase and Sale Agreement dated March 15, 2007 (Nashua, New Hampshire building) (filed as Exhibit 10.1 to Axsys' Form 10-Q, filed April 25, 2007 (File No. 000-16182) and incorporated herein by reference).
10.8
Purchase and Sale Agreement dated March 15, 2007 (Cullman, Alabama building) (filed as Exhibit 10.2 to Axsys' Form 10-Q, filed April 25, 2007 (File No. 000-16182) and incorporated herein by reference).
10.9	Amended and Restated Long-Term Stock Incentive Plan (filed as Exhibit 10.1 to Axsys' Form 8-K, filed May 14, 2007 (File No. 000-16182) and incorporated herein by reference).
10.10
Master Affirmation, dated April 10, 2007, to the Credit Agreement by and among Axsys Technologies, Inc. and its subsidiaries and Bank of America (filed as Exhibit 10.2 to Axsys' Form 10-Q, filed July 25, 2007 (File No. 000-16182) and incorporated herein by reference).
10.11
Asset Purchase Agreement, dated April 13, 2007, by and among Axsys Technologies, Inc. and Cineflex, LLC and parties thereto (filed as Exhibit 10.3 to Axsys' Form 10-Q, filed July 25, 2007 (File No. 000-16182) and incorporated herein by reference).
10.12
Asset Purchase Agreement, dated November 30, 2007, by and among Axsys Technologies, Inc. and AST Bearings, LLC (filed as Exhibit 2.1(1) to Axsys' Form 8-K, filed December 6, 2007 (File No. 000-16182) and incorporated herein by reference).
10.13
Amended and Restated Employment Agreement, dated as of September 4, 2008, by and between Axsys Technologies, Inc. and Stephen W. Bershad (filed as Exhibit 10.1 to Axsys' Form 8-K filed on September 10, 2008 (File No. 000-16182) and incorporated herein by reference).

10.14	Amended and Restated Severance Protection Agreement between Axsys and Stephen W. Bershad dated as of December 22, 2008 (filed as Exhibit 10.1 to Axsys' Form 8-K, filed on December 23, 2008 (File No. 000-16182) and incorporated herein by reference).*
10.15	Amended and Restated Severance Protection Agreement between Axsys and David A. Almeida dated December 22, 2008.*
10.16	Amended and Restated Severance Protection Agreement between Axsys and Scott B. Conner dated December 22, 2008.*
21	Subsidiaries of the Registrant
23	Consent of Ernst & Young LLP
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Chief Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350—Chief Executive Officer
32.2	Certification pursuant to 18 U.S.C. Section 1350—Chief Financial Officer

*
Indicates management contracts or compensatory plans or arrangements.