Form 10-Q
period 2009-03-28
AXSYS TECHNOLOGIES INC
filed 2009-04-22
CIK 206030

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2009

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was Required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares outstanding of the registrant’s common stock as of April 17, 2009 was 11,615,061.

AXSYS TECHNOLOGIES, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. — FINANCIAL STATEMENTS

AXSYS TECHNOLOGIES, INC.

Consolidated Balance Sheets

(Dollars in thousands, except share and per share data)

	March 28, 2009 (Unaudited)	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$26,119	$24,693
Accounts receivable, net	34,361	27,131
Inventories, net	63,321	63,432
Income taxes — deferred	4,622	5,172
Prepaid expenses and other current assets	2,500	1,945
TOTAL CURRENT ASSETS	130,923	122,373
PROPERTY AND EQUIPMENT, net	25,596	25,507
INTANGIBLE ASSETS, net	10,908	11,188
GOODWILL	86,422	86,422
OTHER ASSETS	1,509	1,544
TOTAL ASSETS	$255,358	$247,034

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$17,116	$17,718
Accrued expenses and other current liabilities	17,938	16,806
Deferred income	9,333	10,045
TOTAL CURRENT LIABILITIES	44,387	44,569
OTHER LONG-TERM LIABILITIES	11,517	11,134

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value per share: authorized 30,000,000 shares, issued 11,613,731 shares at March 28, 2009 and 11,476,723 shares at December 31, 2008	116	115
Capital in excess of par	118,569	117,451
Accumulated other comprehensive income	137	79
Retained earnings	80,684	73,686
Treasury stock, at cost, 1,570 shares at March 28, 2009	(52)	—
TOTAL STOCKHOLDERS’ EQUITY	199,454	191,331

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$255,358	$247,034

See accompanying notes to consolidated financial statements.

AXSYS TECHNOLOGIES, INC.

Consolidated Statements of Operations

(Dollars in thousands, except share and per share data - Unaudited)

	For the Three Months Ended
	March 28, 2009	March 29, 2008

Sales	$66,585	$56,430
Cost of sales	44,557	37,223
Gross profit	22,028	19,207

Selling, general and administrative expenses	8,406	9,257
Research, development and engineering expenses	2,721	1,957
Operating income	10,901	7,993
Interest expense	(14)	(13)
Interest income	52	120
Other (expense) income, net	(16)	36
Income before income taxes	10,923	8,136
Provision for income taxes	3,925	3,028
Net income	$6,998	$5,108

BASIC EARNINGS PER SHARE:
Total	$0.62	$0.47
Weighted average basic common shares outstanding	11,308,619	10,896,424
DILUTED EARNINGS PER SHARE:
Total	$0.61	$0.45
Weighted average diluted common shares outstanding	11,511,779	11,451,052

See accompanying notes to consolidated financial statements.

AXSYS TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

(Dollars in thousands - Unaudited)

	For the Three Months Ended
	March 28, 2009	March 29, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,998	$5,108
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,206	897
Amortization of intangibles	280	258
Deferred income taxes	1,048	(79)
Stock-based compensation expense	540	367
Excess tax benefit from exercise of stock options	(278)	(1,213)
Other, net	(114)	26
Changes in operating assets and liabilities:
Accounts receivable	(7,230)	(9,779)
Inventories	111	(2,136)
Other current assets and other assets	(555)	(183)
Accounts payable	(602)	3,817
Accrued expenses and other liabilities	2,175	5,161
Deferred income	(712)	(2,458)
Net cash provided by (used in) operating activities:
Continuing operations	2,867	(214)
Discontinued operations	(9)	(368)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	2,858	(582)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,295)	(1,527)
Acquisition earn-out payments	(802)	(2,966)
Proceeds from disposal of property and equipment, net	142	—
NET CASH USED IN INVESTING ACTIVITIES	(1,955)	(4,493)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	245	611
Excess tax benefit from exercise of stock options	278	1,213
NET CASH PROVIDED BY FINANCING ACTIVITIES	523	1,824

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,426	(3,251)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	24,693	15,304

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$26,119	$12,053

See accompanying notes to consolidated financial statements.

AXSYS TECHNOLOGIES, INC.

Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 28, 2009 and March 29, 2008

(Dollars in thousands - Unaudited)

	Common Stock	Capital in Excess of	Accumulated Other Comprehensive	Retained	Treasury Stock		Comprehensive
	Amount	Par	Income (Loss)	Earnings	Amount	Total	Income
Balance at December 31, 2008	$115	$117,451	$79	$73,686	$—	$191,331

Net income	—	—	—	6,998	—	6,998	$6,998
Foreign exchange contract, net of taxes	—	—	58	—	—	58	58
Total comprehensive income	—	—	—	—	—	—	$7,056
Stock-based compensation expense	—	540	—	—	—	540
Stock-based awards issued, net	1	296	—	—	(52)	245
Contribution to 401(k) plan	—	51	—	—	—	51
Tax benefit on exercise of stock options	—	231	—	—	—	231

Balance at March 28, 2009	$116	$118,569	$137	$80,684	$(52)	$199,454

Balance at December 31, 2007	$110	$104,672	$(81)	$47,816	$(387)	$152,130

Net income	—	—	—	5,108	—	5,108	$5,108
Foreign exchange contract, net of taxes	—	—	(190)	—	—	(190)	(190)
Total comprehensive income	—	—	—	—	—	—	$4,918
Stock-based compensation expense	—	367	—	—	—	367
Stock-based awards issued, net	2	624	—	—	(15)	611
Contribution to 401(k) plan	—	31	—	—	—	31
Tax benefit on exercise of stock options	—	1,224	—	—	—	1,224

Balance at March 29, 2008	$112	$106,918	$(271)	$52,924	$(402)	$159,281

See accompanying notes to consolidated financial statements.

AXSYS TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data - Unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited consolidated financial statements of Axsys Technologies, Inc. (“Axsys” or “we”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP. In the opinion of management, all significant adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the three months ended March 28, 2009 and March 29, 2008 have been included. Operating results for the three months ended March 28, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  The financial information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes in Axsys’ Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The consolidated balance sheet dated December 31, 2008 included in this quarterly report on Form 10-Q has been derived from the audited consolidated financial statements at that date.

Basic earnings per share have been computed by dividing net income by the weighted average number of common shares outstanding. The dilutive effect of stock options on the weighted average number of common shares was 203,160 shares for the three months ended March 28, 2009 compared to 554,628 shares for the three months ended March 29, 2008. Diluted earnings per share exclude 113,990 potential common shares for the three months ended March 28, 2009 related to our stock compensation plans because they were anti-dilutive.

Certain amounts in 2008 have been reclassified to conform to the 2009 presentation.

Note 2 — Acquisition Earn-Out

On April 13, 2007, Axsys acquired substantially all of the assets of Cineflex, LLC (“Cineflex”), a privately held manufacturer of high-precision gyrostabilized aerial camera systems. The initial purchase price of this acquisition, after a working capital adjustment, was $27,042. Additional incremental cash payments of up to $42,500 are possible if certain revenue targets are exceeded as part of a three-year earn-out agreement. In addition, a second contingent payment of up to 10% of all revenues recognized from multi-year orders in backlog at the end of the earn-out period is possible if revenues in the fourth year from the acquisition date exceed $40,000. During 2007, an earn-out of $2,966 was earned, which increased the purchase price to $30,008. This $2,966 earn-out was paid in the first quarter of 2008. Additionally, during 2008, an earn-out of $802 was earned, which increased the purchase price to $30,810. The 2008 earn-out is also additional consideration resulting in an increase to goodwill and was paid during the first quarter of 2009.

Note 3 — Inventories — net

Inventories, determined by lower of cost (first-in, first-out or average) or market, consist of:

	March 28,	December 31,
	2009	2008
Raw materials	$31,633	$29,168
Work-in-process	35,889	32,945
Finished goods	2,714	8,357
Gross inventories	70,236	70,470
Less reserve	(6,915)	(7,038)
Net inventories	$63,321	$63,432

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

The following tables present our business segment information:

	Three Months Ended:
	March 28, 2009	March 29, 2008
Sales:
Imaging Systems Group	$47,969	$39,653
Surveillance Systems Group	20,857	17,872
Intersegment Eliminations	(2,241)	(1,095)
Total sales	$66,585	$56,430

Income before income taxes:
Imaging Systems Group	$9,428	$7,069
Surveillance Systems Group	4,201	3,448
Intersegment Eliminations	(560)	(274)
Operating income from reporting segments	13,069	10,243
Non-allocated expenses	(2,146)	(2,107)
Total income before income taxes	$10,923	$8,136

	March 28, 2009	December 31, 2008
Identifiable assets:
Imaging Systems Group	$123,585	$117,521
Surveillance Systems Group	96,791	95,598
Non-allocated assets	34,982	33,915
Total assets	$255,358	$247,034

Goodwill:
Imaging Systems Group	$33,265	$33,265
Surveillance Systems Group	53,157	53,157
Total goodwill	$86,422	$86,422

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

The following table presents the non-allocated identifiable assets:

	March 28, 2009	December 31, 2008
Non-allocated assets:
Cash and cash equivalents	$26,119	$24,693
Current deferred income tax assets	4,622	5,172
Corporate property and equipment, net	2,134	1,822
Non-current deferred income tax assets	1,361	1,393
Other corporate assets	746	835
Total assets	$34,982	$33,915

Major Customer Information

During the first three months of 2009, BAE Systems represented 27.7% of our total sales while Northrop Grumman Corporate represented 15.9% and Raytheon Company represented 11.4%.  These sales were generated from various product lines across both reporting segments and were in support of several US Government programs including, but not limited to, common remotely-operated weapons stations, thermal weapons sites, land-based perimeter security, unmanned aerial vehicles and targeting and missile defense systems.

Note 5 — Income Taxes

The consolidated effective tax rate was 35.9% for the three months ended March 28, 2009 and was 37.2% in the comparable period of 2008.

At March 28, 2009, we had approximately $3,450 of unrecognized tax benefits, all of which may favorably affect our effective tax rate if recognized. We expect a net decrease of $3,116 to unrecognized tax positions within the next twelve months primarily as a result of the expiration of the statutues of limitations for items currently accrued.

We recognize interest and penalties related to uncertain tax positions in income tax expense.  As of March 28, 2009 and March 29, 2008, we had approximately $1,538 and $1,363, respectively, of accrued interest and penalties related to uncertain tax positions included in the unrecognized tax benefits mentioned above.

Note 6 — Warranty Accruals

We provide warranties for certain of our products.  Provisions for estimated expenses related to product warranties are made at the time products are sold.  These estimates are established using historical information on the nature, frequency and average cost of warranty claims.

The following table summarizes product warranty activity:

Balance at December 31, 2008	$1,005
Provision	229
Payments	(154)
Balance at March 28, 2009	$1,080

AXSYS TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data - Unaudited)

Note 7 — Stockholders’ Equity

We use treasury shares for general corporate purposes, including the satisfaction of commitments under employee benefit plans and stock options.

Changes in common stock and treasury stock were as follows:

	Common Stock		Treasury Stock
Number of shares	Shares	Amount	Shares	Amount
Balance at December 31, 2008	11,476,723	$115	—	$—
Stock-based awards issued, net	135,935	1	1,570	52
Contribution to 401(k) plan	1,073	—	—	—
Balance at March 28, 2009	11,613,731	$116	1,570	$52

Balance at December 31, 2007	10,997,243	$110	9,419	$387
Stock-based awards issued, net	174,395	2	(169)	15
Contribution to 401(k) plan	826	—	—	—
Balance at March 29, 2008	11,172,464	$112	9,250	$402

Note 8 - Environmental Contingencies

We are currently involved in two environmental remediation projects and a third site, which is in the final stage of monitoring. We accrue for environmental contingencies on an undiscounted basis when responsibility for clean up is determined and costs, including legal fees, are probable and can be reasonably estimated. We are the primary responsible party, or PRP, at sites located in Bedford, Ohio and St. Petersburg, Florida and have secondary responsibility for a third site in Norwalk, Connecticut. Pursuant to remediation plans approved by each state’s environmental protection agency, we investigated soils and groundwater and conducted certain remedial work, including soil removal.  The clean up of both sites is currently in process.  We have incurred costs of $52 during the first three months of 2009 and approximately $2,180 to date related to these sites. We anticipate remediation costs for theses sites to continue through 2013.

As of March 28, 2009, we have an accrual of $795 for future costs related to the Ohio, Florida and Connecticut sites.  These estimates have been developed in consultation with outside environmental and legal consultants handling these matters and are based upon an analysis of the anticipated remediation plans. Although liability under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) is joint and several, meaning that liability can exceed a PRP’s pro rata share of cleanup costs, we believe, based on currently available information, that it is remote that costs associated with these sites will have a material adverse effect on our business and financial condition.  It is possible, however, that our results of operations for a particular fiscal period could be materially affected.

Note 9 — Contingencies

We are a defendant in various lawsuits, none of which are expected to have a material adverse effect on our business or financial position.

Note 10 — Adoption of Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). This statement was effective as of the beginning of fiscal 2009 and is intended to improve financial reporting by requiring more disclosure about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No 133 “Accounting for Derivative Instruments and Hedging Activities”; and how derivative instruments and related hedged items affect its financial position, financial performance and cash flows.  We do not have any material derivative instruments requiring additional disclosures at this time.

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

AXSYS TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data - Unaudited)

Note 10 — Adoption of Accounting Pronouncements (Continued)

SFAS 141(R) is required to be adopted concurrently with SFAS 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The initial adoption of SFAS 141(R) and SFAS 160 did not have an impact on our results of operations and financial position; however, it is possible that this adoption may have an impact when certain tax contingencies related to prior acquisitions are resolved.

On October 10, 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-2, “Effective Date of FASB No. 157” (“FSP SFAS No. 157-2”).  FSP SFAS No. 157-2 delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We adopted FSP SFAS No. 157-2 during the first quarter of 2009 and it did not have a material impact on our results of operations and financial position.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

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

Highlights

•                  On March 11, 2009, we announced that our strong historical and projected sales and earnings growth and downward pressure on our publicly traded stock have led to an increasing number of overtures from strategic buyers.  In order to evaluate the level of interest in a structured manner, we engaged an investment banking firm to assist us in evaluating the possible sale of the company.  We have initiated an auction process and are continuing to determine whether the sale of the company is a viable option.  We are under no obligation to consummate a transaction and will do so only if the terms are acceptable to us and our stockholders.

•                  In February, we received a $15.3 million follow-on order from BAE Systems to produce dual-field-of-view lenses as part of the U.S. Army’s Common Remotely Operated Weapon Station (“CROWS”) program.

Results of Operations

Consolidated Results

The following table sets forth selected financial data on a consolidated basis (in thousands and as a percentage of sales).

	Three Months Ended
	March 28, 2009		March 29, 2008
Sales	$66,585	100.0%	$56,430	100.0%
Cost of sales	44,557	66.9	37,223	66.0
Gross profit	22,028	33.1	19,207	34.0
Selling, general and administrative expenses	8,406	12.6	9,257	16.4
Research, development and engineering expenses	2,721	4.1	1,957	3.5
Operating income	10,901	16.4	7,993	14.1
Interest expense	(14)	(0.0)	(13)	(0.0)
Interest income	52	0.0	120	0.2
Other (expense) income, net	(16)	(0.0)	36	0.1
Income before income taxes	10,923	16.4	8,136	14.4
Provision for income taxes	3,925	(5.9)	3,028	(5.4)
Net income	$6,998	10.5%	$5,108	9.0%

Sales in the first quarter of fiscal 2009 increased 18.0% to $66.6 million, compared to $56.4 million in the same period one year ago. The increase in sales during 2009 was due to strong growth within both our Imaging Systems and Surveillance Systems business.  We experienced increased infrared camera shipments in support of the U.S. military land-based perimeter security initiatives and growth from military sales of our airborne surveillance technologies.  In addition, we continue to increase our support of other large-scale military programs such as the U.S. Army’s remotely operated weapon station and thermal weapon sight programs.

Gross margins in the first quarter of fiscal 2009 experienced a modest decline of 90 basis points to 33.1% compared to 34.0% in the same period one year ago.  This decrease in gross margins is primarily due to unfavorable product mix and increased overhead costs associated with the addition of a new manufacturing facility in Nashua, New Hampshire.

Our selling, general and administrative spending decreased $0.8 million in the first quarter of fiscal 2009 compared to the same period one year ago. The decrease in spending was primarily due to reduced employee compensation costs as well as an overall cost reduction effort across both of our business segments.

Our research, development and engineering expenses increased $0.8 million during the first quarter of fiscal 2009 compared to the same period one year ago. This increase was mainly due the development of improvements within our cooled camera and infrared lens product lines, as we continue to focus on product requirements to meet future customer demands.

Income Taxes.  The consolidated effective tax rate was 35.9% for the three months ended March 28, 2009 and 37.2% in the comparable period of 2008.

Results of Segment Operations

The following tables and discussion set forth unaudited selected financial information on a segment basis.

Imaging Systems Group

(table in thousands and as a percentage of sales)

	Three Months Ended
	March 28, 2009		March 29, 2008
Sales	$45,728	100.0%	$38,558	100.0%
Cost of sales	32,546	71.2%	26,999	70.0%
Gross profit	13,182	28.8%	11,559	30.0%
SG&A expenses	3,101	6.8%	3,812	9.9%
RD&E expenses	1,213	2.6%	952	2.5%
Operating income	$8,868	19.4%	$6,795	17.6%

Sales in the Imaging Systems Group increased 18.6% to $45.7 million for the first quarter of fiscal 2009 compared to $38.6 million in the same period one year ago. The increase in sales was largely attributable to continued strong demand for our infrared product lines, which are used in a number of large-scale military programs, such as the U.S. Army’s remotely operated weapon station and thermal weapons sight programs. In addition, revenue increased within our motion control products, which are used in the defense, space and homeland security markets.

Gross margin decreased 120 basis points for the first quarter of fiscal 2009 when compared to the same period one year ago. The decrease in margin was largely due to an unfavorable product mix as we experienced a decrease in sales of our higher margin specialty lens assembly products, which represented a proportionally higher mix of sales during the first quarter of fiscal 2008.

Selling, general and administrative (“SG&A”) expenses decreased by $0.7 million in the first quarter of fiscal 2009 compared to the same period one year ago. The decrease in SG&A expenses was largely attributable to reduced employee compensation costs as well as reduced bad debt expense resulting from improved collections of past due receivable. Research, development and engineering (“RD&E”) expenses increased by $0.2 million in the first quarter of fiscal 2009 compared to the same period in 2008 mainly due to our development of a new laser range finder technology.

Operating income increased 180 basis points for the first quarter of fiscal 2009 when compared to the same period in 2008. This was due to higher sales volume and our ability to leverage our operating expenses to increase our operating margins even with the gross margin pressures we experienced.

Surveillance Systems Group

(table in thousands and as a percentage of sales)

	Three Months Ended
	March 28, 2009		March 29, 2008
Sales	$20,857	100.0%	$17,872	100.0%
Cost of sales	12,011	57.6%	10,224	57.2%
Gross profit	8,846	42.4%	7,648	42.8%
SG&A expenses	3,137	15.0%	3,195	17.9%
RD&E expenses	1,508	7.3%	1,005	5.6%
Operating income	$4,201	20.1%	$3,448	19.3%

Sales in the Surveillance Systems Group increased 16.7% to $20.9 million for the first quarter of fiscal 2009 compared to $17.9 million in the same period in 2008.  The increase in sales was attributable to strong growth among our camera systems used in land-based perimeter security and international airborne military applications. Sales from our military product lines within the gyrostabilized gimbal business also added to the increase in sales during the first quarter of fiscal 2009.

Gross margin for the first quarter of fiscal 2009 remained comparable to the same period one year ago. Gross margin was negatively impacted by increased overhead costs associated with the new manufacturing facility. However, the gross margin in the first quarter of fiscal 2008 benefited from the reversal of reserves for certain component parts that were determined to be salvageable.

SG&A expenses as a percentage of sales decreased 2.9% in the first quarter of fiscal 2009 compared to the same period one year ago. This decrease was largely due to an overall effort to control spending over several expenses categories. RD&E expenses increased by $0.5 million in the first quarter of fiscal 2009 largely due to our efforts to develop the next generation of gyrostabilized gimbal products for both military and commercial use and continuing efforts to develop improvements  within our cooled camera systems technologies.

Operating income increased 80 basis points for the first quarter of fiscal 2009 compared to the same period one year ago. This was primarily a result of higher sales volume and controlled operations spending as we continue to benefit from leverage gained on our manufacturing costs. This was offset partially by a marginal decrease in our gross profit margins.

Liquidity and Capital Resources

Our strategy to enhance stockholder value is dependent on our ability to take advantage of both internal and external business opportunities as they arise. Maximizing the utilization of our cash resources is crucial to the successful execution of our strategy. Our secured revolving credit facility permits borrowings of up to $40.0 million, of which $3.0 million may be utilized to issue letters of credit.  We had no borrowings outstanding under our revolving credit facility at March 28, 2009; however, $2.5 million of our revolving credit facility was utilized for outstanding letters of credit. Our revolving credit facility remains available through May 2012, subject to optional prepayment in accordance with its terms. We may elect to have any borrowing under the revolving credit facility bear interest either at the bank’s prime rate or the LIBOR rate plus a margin of 100 to 200 basis points, depending on our consolidated funded debt-to-consolidated EBITDA ratio.  We have the option of selecting the 1-month, 2-month, 3-month or 6-month LIBOR rate. Our credit facility requires us to maintain compliance with certain covenants, including covenants regarding minimum EBITDA, a minimum fixed charge coverage ratio and a maximum leverage ratio. As of March 28, 2009, we were in compliance with all the covenant requirements of our credit facility. The credit facility is secured by a lien on all our assets and the assets of our subsidiaries, including a pledge on the stock of our subsidiaries.

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

Operating Activities

During the first quarter of fiscal 2009, net cash provided by operating activities was $2.9 million. Our net income for the first three months of 2009 was $7.0 million, which included $1.5 million of depreciation and amortization, a $1.0 million decrease in our net deferred income tax assets, $0.5 million of stock-based compensation expense, $0.3 million of excess tax benefits from the exercise of stock options and $0.1 million of other non-cash items.

The above net source of cash was partially offset by $6.8 million of cash utilized to fund changes in our operating assets and liabilities from continuing operations. This utilization of cash was driven by a $7.2 million increase in our accounts receivable primarily as a result of increased sales volume and the timing of shipments during the quarter. Deferred revenues decreased $0.7 million as a shift in our product mix resulted in lower customer deposits. In addition, we used $0.6 million of cash to fund changes in other assets and long-term liabilities for costs associated with an increase in vendor deposits and the purchase of demonstration equipment used in our Surveillance Systems business.  Accounts payable decreased $0.6 million due to the timing of vendor payments. These uses of cash were partially offset by a $2.2 million increase in accrued liabilities due largely to the timing of federal tax payments.

During the first quarter of fiscal 2008, net cash used in operating activities was $0.6 million. Our net income for the three months ended March 29, 2008 was $5.1 million, which included $1.2 million of depreciation and amortization, $1.2 million of excess tax benefits from the exercise of stock options, $0.4 million of stock-based compensation expense and a $0.1 million increase in our net deferred income tax assets.

We utilized $5.6 million of cash to fund changes in our operating assets and liabilities from continuing operations. This was driven by the utilization of $9.8 million of cash to fund an increase in our accounts receivable primarily as a result of increased sales volume and increased unbilled receivables generated by an excess of cost over billings on percentage-of-completion contracts. In addition, we utilized $2.1 million to fund an increase in our inventories, which was needed to support the growth within the business. We also utilized $2.5 million of cash to fund changes in deferred revenues resulting from decreased customer deposits during the first quarter of 2008. In addition, we used $0.2 million in cash to fund changes in other assets and liabilities for costs associated with employee benefits.  These uses of cash were partially offset by a $9.0 million increase in accrued expenses and accounts payable largely due to increased inventory level and the timing of vendor invoices and federal income tax payments partially offset by the payment of 2007 management incentives.

During the first quarter of 2008, cash used by discontinued operations totaled $0.4 million, for costs associated with the fourth quarter of 2007 sale of our Distributed Products business and environmental clean-up activities of various formerly owned sites.

Investing Activities

Net cash used in investing activities was $2.0 million for the first three months of 2009 and $4.5 million for the first three months of 2008.  We utilized $1.3 million of cash in the first quarter of 2009 and $1.5 million in the first quarter of 2008 for capital expenditures, primarily for the purchase of production and testing equipment. We also utilized $0.8 million of cash in the first quarter of 2009 and $3.0 million in the first quarter of 2008 for earn-out payments related to our 2007 acquisition of Cineflex. During the first quarter of 2009, we also received $0.1 million in proceeds from the sale of manufacturing equipment.

Financing Activities

Financing activities provided $0.5 million of cash during the first three months of 2009 and $1.8 million during the first three months of 2008. We received $0.2 million in the first three months of 2009 and $0.6 million in the first three months of 2008 as proceeds from the exercise of stock options. We also recorded a tax benefit of $0.3 million during the first three months of 2009 and $1.2 million during the first three months of 2008 related to the exercise of stock options.

Backlog

A substantial portion of our business is of a build-to-order nature requiring various engineering, manufacturing, testing and other processes to be performed prior to shipment.  As a result, we generally have a significant backlog of orders to be shipped.  Axsys ended the first three months of 2009 with a backlog of $162.1 million, compared to a backlog of $158.1 million at March 29, 2008, an increase of $4.0 million, or 2.5%.  We believe that a substantial portion of our backlog of orders at March 28, 2009 will be shipped over the next twelve months. However, approximately 10.7% of our current backlog will be shipped in the second quarter of 2010 and beyond.

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). This statement was effective as of the beginning of fiscal 2009 and is intended to improve financial reporting by requiring more disclosure about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No 133 “Accounting for Derivative Instruments and Hedging Activities”; and how derivative instruments and related hedged items affect its financial position, financial performance and cash flows.  We do not have any material derivative instruments requiring additional disclosures at this time.

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

SFAS 141(R) is required to be adopted concurrently with SFAS 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The initial adoption of SFAS 141(R) and SFAS 160 did not have an impact on our results of operations and financial position; however, it is possible that this adoption may have an impact when certain tax contingencies related to prior acquisitions are resolved.

On October 10, 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-2, “Effective Date of FASB No. 157” (“FSP SFAS No. 157-2”).  FSP SFAS No. 157-2 delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We adopted FSP SFAS No. 157-2 during the first quarter of 2009 and it did not have a material impact on our results of operations and financial position.

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

•                  our ability to comply with covenants under our revolving credit  facility; and

•                  our ability to maintain security clearances for classified government systems.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk sensitive instruments do not subject us to material risk exposures. Our revolving credit facility remains available through May 2012, subject to optional prepayment in accordance with its terms. We may elect to have any borrowing under the revolving credit facility bear interest either at the bank’s prime rate or the LIBOR rate plus a margin of 100 to 200 basis points, depending on our consolidated funded debt-to-consolidated EBITDA ratio.  We have the option of selecting the 1-month, 2-month, 3-month or 6-month LIBOR rate. Up to $3.0 million of the revolving credit facility may be utilized to issue letters of credit.  As of March 28, 2009, $2.5 million of the revolving credit facility was utilized for outstanding letters of credit. Amounts borrowed under the credit facility are secured by a lien on all of our assets and the assets of our subsidiaries, including a pledge of the stock of all of our subsidiaries.

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

At March 28, 2009, the fair values of the forward exchange contracts outstanding, as well as the amounts of gains and losses recorded, were not material.

Item 4. CONTROLS AND PROCEDURES

As of March 28, 2009, management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Our principal executive officer and principal financial officer concluded, based on their review, that our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), were, as of the end of the period covered by this quarterly report, effective to ensure that information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

During the first quarter of 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 — January 31, 2009	—	$—	—	199,917
February 1 — February 28, 2009	325	39.75	—	199,917
March 1 — March 28, 2009	3,870	33.10	—	199,917
Total	4,195	$33.62	—	199,917

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

Date: April 22, 2009		AXSYS TECHNOLOGIES, INC.

	By:	/s/Stephen W. Bershad
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