Form 10-Q
period 2009-06-27
AXSYS TECHNOLOGIES INC
filed 2009-07-28
CIK 206030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2009

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

The number of shares outstanding of the registrant’s common stock as of July 24, 2009 was 11,625,187.

AXSYS TECHNOLOGIES, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. — FINANCIAL STATEMENTS

AXSYS TECHNOLOGIES, INC.

Consolidated Balance Sheets

(Dollars in thousands, except share and per share data)

	June 27, 2009 (Unaudited)	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,526	$24,693
Accounts receivable, net	33,124	27,131
Inventories, net	65,324	63,432
Income taxes — deferred	5,211	5,172
Prepaid expenses and other current assets	2,719	1,945
TOTAL CURRENT ASSETS	134,904	122,373
PROPERTY AND EQUIPMENT, net	25,982	25,507
INTANGIBLE ASSETS, net	10,629	11,188
GOODWILL	86,422	86,422
OTHER ASSETS	1,153	1,544
TOTAL ASSETS	$259,090	$247,034

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$18,700	$17,718
Accrued expenses and other current liabilities	18,410	16,806
Deferred income	7,506	10,045
TOTAL CURRENT LIABILITIES	44,616	44,569
OTHER LONG-TERM LIABILITIES	10,803	11,134
STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value per share: authorized 30,000,000 shares, issued 11,624,329 shares at June 27, 2009 and 11,476,723 shares at December 31, 2008	116	115
Capital in excess of par	119,306	117,451
Accumulated other comprehensive income	84	79
Retained earnings	84,165	73,686
TOTAL STOCKHOLDERS’ EQUITY	203,671	191,331

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$259,090	$247,034

See accompanying notes to consolidated financial statements.

AXSYS TECHNOLOGIES, INC.

Consolidated Statements of Operations

(Dollars in thousands, except share and per share data - Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008

Sales	$57,590	$60,317	$124,175	$116,747
Cost of sales	39,196	39,592	83,753	76,815
Gross profit	18,394	20,725	40,422	39,932

Selling, general and administrative expenses	8,837	8,856	17,243	18,113
Research, development and engineering expenses	2,471	2,097	5,192	4,054
Operating income	7,086	9,772	17,987	17,765
Interest expense	(14)	(12)	(28)	(25)
Interest income	33	68	85	188
Other (expense) income, net	(1,532)	85	(1,548)	121

Income from continuing operations before income taxes	5,573	9,913	16,496	18,049
Provision for income taxes	2,092	3,684	6,017	6,712

Income from continuing operations	3,481	6,229	10,479	11,337
Loss from discontinued operations, net of income taxes	—	(126)	—	(126)
Net income	$3,481	$6,103	$10,479	$11,211

BASIC EARNINGS PER SHARE:
Continuing operations	$0.31	$0.56	$0.92	$1.03
Discontinued operations	—	(0.01)	—	(0.01)
Total	$0.31	$0.55	$0.92	$1.02
Weighted average basic common shares outstanding	11,363,783	11,033,865	11,336,981	10,965,908

DILUTED EARNINGS PER SHARE:
Continuing operations	$0.30	$0.54	$0.91	$0.99
Discontinued operations	—	(0.01)	—	(0.01)
Total	$0.30	$0.53	$0.91	$0.98
Weighted average diluted common shares outstanding	11,562,663	11,437,526	11,538,001	11,394,495

See accompanying notes to consolidated financial statements.

AXSYS TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

(Dollars in thousands - Unaudited)

	For the Six Months Ended
	June 27, 2009	June 28, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,479	$11,211
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Income from discontinued operations, net of tax	—	126
Depreciation	2,479	1,834
Amortization of intangibles	559	540
Deferred income taxes	1,074	(311)
Stock-based compensation expense	1,195	838
Excess tax benefit from exercise of stock options	(326)	(3,785)
(Gain) loss on disposal of equipment	(1,042)	25
Other, net	64	22
Changes in operating assets and liabilities:
Accounts receivable	(5,993)	(13,438)
Inventories	(1,892)	(5,990)
Other current assets and other assets	(774)	(324)
Accounts payable	982	7,593
Accrued expenses and other liabilities	1,791	3,353
Deferred income	(2,539)	(5,444)
Net cash provided by (used in):
Continuing operations	6,057	(3,750)
Discontinued operations	(141)	(559)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	5,916	(4,309)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,954)	(4,517)
Acquisition earn-out payments	(802)	(2,966)
Proceeds from disposal of property and equipment, net	1,042	—
NET CASH USED IN INVESTING ACTIVITIES	(2,714)	(7,483)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	305	1,997
Tax benefit from exercise of stock options	326	3,785
NET CASH PROVIDED BY FINANCING ACTIVITIES	631	5,782

NET CHANGE IN CASH AND CASH EQUIVALENTS	3,833	(6,010)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	24,693	15,304

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$28,526	$9,294

See accompanying notes to consolidated financial statements.

AXSYS TECHNOLOGIES, INC.

Consolidated Statements of Stockholders’ Equity

For the Six Months Ended June 27, 2009 and June 28, 2008

(Dollars in thousands - Unaudited)

	Common Stock	Capital in Excess of	Accumulated Other Comprehensive	Retained	Treasury Stock		Comprehensive
	Amount	Par	Income (Loss)	Earnings	Amount	Total	Income
Balance at December 31, 2008	$115	$117,451	$79	$73,686	$—	$191,331

Net income	—	—	—	10,479	—	10,479	$10,479
Foreign exchange contract, net of taxes	—	—	5	—	—	5	5
Total comprehensive income	—	—	—	—	—	—	$10,484
Stock-based compensation expense	—	1,195	—	—	—	1,195
Stock-based awards issued, net	1	304	—	—	—	305
Contribution to 401(k) plan	—	103	—	—	—	103
Tax benefit on exercise of stock options	—	253	—	—	—	253

Balance at June 27, 2009	$116	$119,306	$84	$84,165	$—	$203,671

Balance at December 31, 2007	$110	$104,672	$(81)	$47,816	$(387)	$152,130

Net income	—	—	—	11,211	—	11,211	$11,211
Foreign exchange contract, net of taxes	—	—	(196)	—	—	(196)	(196)
Total comprehensive income	—	—	—	—	—	—	$11,015
Stock-based compensation expense	—	838	—	—	—	838
Stock-based awards issued, net	3	1,643	—	—	351	1,997
Contribution to 401(k) plan	—	37	—	—	36	73
Tax benefit on exercise of stock options	—	3,909	—	—	—	3,909

Balance at June 28, 2008	$113	$111,099	$(277)	$59,027	$—	$169,962

See accompanying notes to consolidated financial statements.

AXSYS TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data - Unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited consolidated financial statements of Axsys Technologies, Inc. (“Axsys” or “we”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP. In the opinion of management, all significant adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the three and six months ended June 27, 2009 and June 28, 2008 have been included. Operating results for the three and six months ended June 27, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  The financial information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes in Axsys’ Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The consolidated balance sheet dated December 31, 2008 included in this quarterly report on Form 10-Q has been derived from the audited consolidated financial statements at that date.

Basic earnings per share have been computed by dividing net income by the weighted average number of common shares outstanding. The dilutive effect of stock options on the weighted average number of common shares was 198,880 shares for the three months ended June 27, 2009 and 201,020 for the six months ended June 27, 2009 compared to 403,661 shares for the three months ended June 28, 2008 and 428,587 shares for the six months ended June 28, 2008. Diluted earnings per share exclude 11,659 potential common shares for the three months ended June 27, 2009 and 74,746 potential common shares for the six months ended June 27, 2009 related to our stock compensation plans because they were anti-dilutive.

The company has performed a review of subsequent events through the date of the filling of this document.

Note 2 — Agreement and Plan of Merger

On June 4, 2009, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with General Dynamics Advanced Information Systems, Inc. (“General Dynamics”), and Vision Merger Sub, Inc., a wholly owned subsidiary of General Dynamics’ parent (“Merger Sub”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Axsys will merge with and into Merger Sub (the “Merger”), with Axsys continuing as the surviving corporation (“Surviving Corporation”) and as a wholly owned subsidiary of General Dynamics’ parent. During the second quarter of 2009, we incurred $2,460 of sale-related costs. Theses costs are included in other expenses and are primarily related to investment banking and legal fees.

Following the June 4, 2009 announcement of the plan of merger, three shareholders class actions were filed in the Superior Court of Connecticut and the Delaware Chancery Court seeking to enjoin the merger or, in the alternative, seeking post-merger monetary relief in unspecified amounts. The actions generally allege that the our board of directors violated their fiduciary duties to our shareholders by entering into the proposed merger on unfair terms, and by failing to accurately disclose all material information in the proxy statement distributed to shareholders in advance of their vote on the merger. We are in the process of discovery and have not yet responded to any of the complaints. No date had been set for a trial of for a hearing on a preliminary injunction motion.

Note 3 — Acquisition Earn-Out

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

AXSYS TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data - Unaudited)

Note 4 — Inventories — net

Inventories, determined by lower of cost (first-in, first-out or average) or market, consist of:

	June 27,	December 31,
	2009	2008
Raw materials	$26,678	$29,168
Work-in-process	39,832	32,945
Finished goods	6,111	8,357
Gross inventories	72,621	70,470
Less reserve	(7,297)	(7,038)
Net inventories	$65,324	$63,432

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

The Imaging Systems Group designs, manufactures, and sells optical and motion control subsystems and components for deployment in larger, integrated systems.  Products in the Imaging Systems Group include visible and infrared lenses, scanning systems, laser positioners, long-range telescopes, stabilized sensor positioning systems, precision motion-control components, and imaging optics.  The Imaging Systems Group has design and manufacturing facilities in Nashua, New Hampshire; San Diego, California; Cullman, Alabama; and Rochester Hills, Michigan.

The following tables present our business segment information:

	Three Months Ended:		Six Months Ended:
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Sales:
Imaging Systems Group	$47,389	$40,710	$95,358	$80,363
Surveillance Systems Group	10,923	20,862	31,780	38,734
Intersegment Eliminations	(722)	(1,255)	(2,963)	(2,350)
Total sales	$57,590	$60,317	$124,175	$116,747

Income before income taxes:
Imaging Systems Group	$11,171	$7,714	$20,768	$14,803
Surveillance Systems Group	(575)	4,742	3,444	8,191
Intersegment Eliminations	(181)	(314)	(741)	(588)
Operating income from reporting segments	10,415	12,142	23,471	22,406
Non-allocated expenses	(4,842)	(2,229)	(6,975)	(4,357)
Total income before income taxes	$5,573	$9,913	$16,496	$18,049

AXSYS TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data - Unaudited)

Note 5 — Segment Data (Continued)

	June 27, 2009	December 31, 2008
Identifiable assets:
Imaging Systems Group	$121,414	$117,521
Surveillance Systems Group	99,437	95,598
Non-allocated assets	38,239	33,915
Total assets	$259,090	$247,034

Goodwill:
Imaging Systems Group	$33,265	$33,265
Surveillance Systems Group	53,157	53,157
Total goodwill	$86,422	$86,422

Included in non-allocated expenses are general corporate expense, interest expense, and other income and expense, as well as sale related costs of $2,460 million associated with the proposed merger with General Dynamics.  Identifiable assets by segment consist of those assets that are used in the segment’s operations. Non-allocated assets are comprised primarily of short-term investments, cash and cash equivalents, corporate assets and deferred income tax assets.

The following table presents the non-allocated identifiable assets:

	June 27, 2009	December 31, 2008
Non-allocated assets:
Cash and cash equivalents	$28,526	$24,693
Current deferred income tax assets	5,211	5,172
Corporate property and equipment, net	2,452	1,822
Non-current deferred income tax assets	1,009	1,393
Other corporate assets	1,041	835
Total assets	$38,239	$33,915

Major Customer Information

During the first six months of 2009, BAE Systems represented 28.2% of our total sales while Raytheon represented 13.3% and Northrop Grumman Corporate represented 12.5%. These sales were generated from various product lines across both reporting segments and were in support of several U.S. government programs including, but not limited to, common remotely-operated weapons stations, thermal weapons sites, land-based perimeter security, unmanned aerial vehicles and targeting and missile defense systems.

Note 6 — Income Taxes

The consolidated effective tax rate was 37.5% for the three months and 36.5% for the six months ended June 27, 2009 and was 37.2% in each of the comparable periods of 2008.

At June 27, 2009, we had approximately $3,450 of unrecognized tax benefits, all of which may favorably affect our effective tax rate if recognized. We expect a net decrease of $3,116 to unrecognized tax positions within the next twelve months primarily as a result of the expiration of the statutues of limitations for items currently accrued.

We recognize interest and penalties related to uncertain tax positions in income tax expense.  As of June 27, 2009 and June 28, 2008, we had approximately $1,593 and $1,429, respectively, of accrued interest and penalties related to uncertain tax positions included in the unrecognized tax benefits mentioned above.

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

The following table summarizes product warranty activity:

Balance at December 31, 2008	$1,005
Provision	603
Payments	(416)
Balance at June 27, 2009	$1,192

Note 8 — Stockholders’ Equity

We use treasury shares for general corporate purposes, including the satisfaction of commitments under employee benefit plans and stock options.

Changes in common stock and treasury stock were as follows:

	Common Stock		Treasury Stock
Number of shares	Shares	Amount	Shares	Amount
Balance at December 31, 2008	11,476,723	$115	—	$—
Stock-based awards issued, net	145,311	1	—	—
Contribution to 401(k) plan	2,295	—	—	—
Balance at June 27, 2009	11,624,329	$116	—	$—

Balance at December 31, 2007	10,997,243	$110	9,419	$387
Stock-based awards issued, net	316,134	3	(8,589)	(351)
Contribution to 401(k) plan	901	—	(830)	(36)
Balance at June 28, 2008	11,314,278	$113	—	$—

Note 9 - Environmental Contingencies

We are currently involved in two environmental remediation projects and a third site, which is in the final stage of monitoring. We accrue for environmental contingencies on an undiscounted basis when responsibility for clean up is determined and costs, including legal fees, are probable and can be reasonably estimated. We are the primary responsible party, or PRP, at sites located in Bedford, Ohio and St. Petersburg, Florida and have secondary responsibility for a third site in Norwalk, Connecticut. Pursuant to remediation plans approved by each state’s environmental protection agency, we investigated soils and groundwater and conducted certain remedial work, including soil removal.  The clean up of both sites is currently in process.  During the first six months of 2009, we have incurred costs of $153 for the Bedford, Ohio and St. Petersburg, Florida sites and $11 for the Norwalk, Connecticut site. To date we have incurred approximately $2,253 related to the Ohio and Florida sites and $305 for the Connecticut site. We anticipate remediation costs for theses sites to continue through 2013.

As of June 27, 2009, we have an accrual of $684 for future costs related to the Ohio, Florida and Connecticut sites.  These estimates have been developed in consultation with outside environmental and legal consultants handling these matters and are based upon an analysis of the anticipated remediation plans. Although liability under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) is joint and several, meaning that liability can exceed a PRP’s pro rata share of cleanup costs, we believe, based on currently available information, that it is remote that costs associated with these sites will have a material adverse effect on our business and financial condition.  It is possible, however, that our results of operations for a particular fiscal period could be materially affected.

AXSYS TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data - Unaudited)

Note 10 — Discontinued Operations

During the second quarter of 2008, we incurred pre-tax charges of $200 for legal expenses related to activities of our formerly-owned bearings distribution business.

Note 11 — Contingencies

We are a defendant in various lawsuits, none of which are expected to have a material adverse effect on our business or financial position.

Note 12 — Restructuring Charges

In the second quarter of fiscal 2009, we implemented a restructuring plan to merge our Optics-Rochester Hills, Michigan facility with our Optics-Cullman, Alabama facility. We plan to relocate our optics product line from Rochester Hills to Cullman and operate the Rochester Hills facility as a satellite location.  We believe that merging the two facilities will allow us to integrate the engineering talent within our Rochester Hills facility with the manufacturing capacity of our Cullman facility to produce a single business entity that will support a more effective and efficient operating structure.  We expect to be substantially completed with the restructuring by the end of our third quarter of fiscal 2009. Total restructuring costs are anticipated to be approximately $1,286 and will include $589 in termination benefits and $697 in employee and equipment relocation costs. In the second quarter of fiscal 2009, we recorded charges of $139, related primarily to involuntary separation plans. All charges related to our restructuring plan were included in cost of sales within our income statement for the six months ended June 27, 2009.

Note 13 — Adoption of Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events” (“SFAS 165”). This standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  SFAS 165 is effective for fiscal years and interim periods ended after June 15, 2009 and will be applied prospectively. We adopted SFAS 165 during the second quarter of 2009, and its adoption did not have a material impact on our results of operations and financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). This statement was effective as of the beginning of fiscal 2009 and is intended to improve financial reporting by requiring more disclosure about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and how derivative instruments and related hedged items affect its financial position, financial performance and cash flows.  We do not have any material derivative instruments requiring additional disclosures at this time.

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

AXSYS TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data - Unaudited)

Note 13 — Adoption of Accounting Pronouncements (Continued)

On October 10, 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-2, “Effective Date of FASB No. 157” (“FSP SFAS No. 157-2”).  FSP SFAS No. 157-2 delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We adopted FSP SFAS No. 157-2 during the first quarter of 2009, and its adoption did not have a material impact on our results of operations and financial position.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in Item 1 of this quarterly report on Form 10-Q.

We are a leading designer and manufacturer of precision optical solutions for defense, aerospace, homeland security and high-performance commercial applications. These sophisticated solutions are typically found in applications that demand the finest optical surfaces, highest accuracy and tightest motion control tolerances. Application examples include weapon systems, long-range surveillance cameras and highly precise imaging telescopes. We typically sell our products to government institutions such as the U.S. Border Patrol, Army, Navy, and Air Force, or to large defense contractors for integration into larger platforms. Our products are sold to both end user communities and original equipment manufactures in a variety of markets that demand the precision and performance that our products and capabilities provide.

On March 11, 2009, we announced that we were engaged in a formal process to evaluate the possible sale of the company with the assistance of an investment bank.  On June 4, 2009, Axsys entered into an Agreement and Plan of Merger with certain subsidiaries of General Dynamics. Pursuant to the terms and subject to the conditions of the agreement, General Dynamics will acquire us for $54 per share of our outstanding common stock with total acquisition costs of approximately $643 million. The pending merger has been approved by the boards of directors of Axsys and General Dynamics and is expected to close during the third quarter of 2009 subject to the satisfaction or waiver of customary closing conditions, including regulatory approvals and the approval of Axsys’ shareholders.

The company’s second quarter financial results were negatively impacted by three factors.  First, we incurred $2.5 million of one-time costs associated with the pending sale of the company to General Dynamics.  The costs consisted primarily of investment banking and legal fees associated with the transaction.

Second, management believes that the uncertainty surrounding Axsys’ change in ownership resulted in delayed orders and impacted the productivity of our distributors, resellers and employees.  The impact of this uncertainty manifested itself primarily in the Surveillance Systems Group because significant amount revenue within this segment is often booked and shipped within a single quarter.  Management believes that the June 4, 2009 announcement of the pending merger with General Dynamics was received favorably by our customers, resellers, distributors and employees.  Therefore, we believe that the transaction’s impact on our business is temporary.

Lastly, delays in expected orders from certain government entities pushed certain shipments into the second half of the year.  The delay in expected orders primarily impacted the Surveillance Systems Group because a significant amount of revenues within this segment is often booked and shipped within a single quarter.

Results of Operations

Consolidated Results

The following table sets forth selected financial data on a consolidated basis (in thousands and as a percentage of sales).

	Three Months Ended
	June 27, 2009		June 28, 2008
Sales	$57,590	100.0%	$60,317	100.0%
Cost of sales	39,196	68.1	39,592	65.6
Gross profit	18,394	31.9	20,725	34.4
Selling, general and administrative expenses	8,837	15.3	8,856	14.7
Research, development and engineering expenses	2,471	4.3	2,097	3.5
Operating income	7,086	12.3	9,772	16.2
Interest expense	(14)	—	(12)	—
Interest income	33	0.1	68	0.1
Other (expense) income, net	(1,532)	(2.7)	85	0.1
Income from continuing operations before income taxes	5,573	9.7	9,913	16.4
Provision for income taxes	2,092	(3.6)	3,684	(6.1)
Income from continuing operations	3,481	6.1	6,229	10.3
Loss from discontinued operations, net of tax	—	—	(126)	(0.2)
Net income	$3,481	6.1%	$6,103	10.1%

	Six Months Ended
	June 27, 2009		June 28, 2008
Sales	$124,175	100.0%	$116,747	100.0%
Cost of sales	83,753	67.4	76,815	65.8
Gross profit	40,422	32.6	39,932	34.2
Selling, general and administrative expenses	17,243	13.9	18,113	15.5
Research, development and engineering expenses	5,192	4.2	4,054	3.5
Operating income	17,987	14.5	17,765	15.2
Interest expense	(28)	—	(25)	—
Interest income	85	—	188	0.2
Other income, net	(1,548)	(1.2)	121	0.1
Income before income taxes	16,496	13.3	18,049	15.5
Provision for income taxes	6,017	(4.9)	6,712	(5.8)
Income from continuing operations	10,479	8.4	11,337	9.7
Loss from discontinued operations, net of tax	—	—	(126)	(0.1)
Net income	$10,479	8.4%	$11,211	9.6%

For the second quarter and first six months of 2009, organic growth within our Imaging Systems Group remained strong.  However, management believes that the pending sale of the Company had an unquantifiable negative impact on the sales generated from the Surveillance Systems Group due to uncertainty among our resellers and customers coupled with the short book-to-ship cycle of the business. In addition, sales within the Surveillance Systems Group were negatively impacted by product development delays, longer than expected governmental procurement lead times and slower than expected orders in support of force protection programs.

Gross margins of 31.9% for the second quarter of fiscal 2009 and 32.6% for the first six months of fiscal 2009 decreased 250 basis points and 160 basis points, respectively, from the comparable periods in the prior year.  This decrease in gross margin was primarily due to lower sales volume within the Surveillance System Group.

Our selling, general and administrative spending was flat in the second quarter of fiscal 2009 and decreased $0.9 million for the first six months of fiscal 2009 compared to the same periods in the prior year. The decrease in the first six months of fiscal 2009 was due to reduced employee compensation costs as well as expense control efforts across both of our business segments.

Our research, development and engineering expenses increased $0.3 million in the second quarter of fiscal 2009 and $1.1 million for the first six months of fiscal 2009 compared to the same periods in the prior year. The increase was mainly due to enhancements in our cooled camera and infrared lens product lines and the continued development of our next generation of airborne gyrostabilized camera systems.

Other expense and income, net.  Net other expense was $1.5 million for the second quarter and first six months of fiscal 2009 compared to net other income of $0.1 million for the second quarter and first six months of fiscal 2008. Net other expense during fiscal 2009 includes $2.5 million of costs associated with the pending sale of the company to General Dynamics, which was partially offset by on the disposal of capital equipment. Net other income for fiscal 2008 reflected gains from the disposal of production equipment.

Income Taxes.  The consolidated effective tax rate was 37.5% for the three months and 36.5% for the six months ended June 27, 2009 was in line with the effective tax rate of 37.2% in each of the same periods of fiscal 2008.

Results of Segment Operations

The following tables and discussion set forth unaudited selected financial information on a segment basis.

Imaging Systems Group

(table in thousands and as a percentage of sales)

	Three Months Ended				Six Months Ended
	June 27, 2009		June 28, 2008		June 27, 2009		June 28, 2008
Sales	$46,667	100.0%	$39,455	100.0%	$92,395	100.0%	$78,013	100.0%
Cost of sales	32,335	69.3%	27,624	70.0%	64,881	70.2%	54,623	70.0%
Gross profit	14,332	30.7%	11,831	30.0%	27,514	29.8%	23,390	30.0%
SG&A expenses	3,218	6.9%	3,427	8.7%	6,319	6.8%	7,239	9.3%
RD&E expenses	1,055	2.3%	1,102	2.8%	2,268	2.5%	2,054	2.6%
Operating income	$10,059	21.5%	$7,302	18.5%	$18,927	20.5%	$14,097	18.1%

Sales in the Imaging Systems Group increased 18.3% for the second quarter of fiscal 2009 and 18.4% for the first six months of fiscal 2009 compared to the same periods in fiscal 2008. The increase in sales was largely attributable to continued strong demand for our infrared product lines, which are used in a number of large-scale military programs, such as the U.S. Army’s thermal weapons sight and remotely operated weapon station programs. In addition, revenue increased during the first six months of 2009 for our motion control products, which are used in defense, space and homeland security markets.

Gross margin for the second quarter and the first six months of 2009 were comparable to the same periods in 2008. While margins benefited from increased volume and the reversal of a loss contract reserve, they were partially offset by an unfavorable product mix. Selling, general and administrative (“SG&A”) expenses decreased by $0.2 million in the second quarter of fiscal 2009 and $0.9 million in the first six months of fiscal 2009 compared to the same period one year ago. The decrease in SG&A expenses was largely attributable to reduced employee compensation costs as well as reduced bad debt expense resulting from improved collections of past due receivables. Research, development and engineering (“RD&E”) expenses remained comparable in the second quarter of 2009 and increased by $0.2 million in the first six months of fiscal 2009 compared to the same periods in 2008 mainly due to our development of a new laser range finder technology.

Operating income increased 300 basis points for the second quarter of fiscal 2009 and 240 basis points for the first six months of fiscal 2009 when compared to the same periods in fiscal 2008. This was due to higher sales volume and our ability to leverage our operating expenses to increase our operating margins.

Surveillance Systems Group

(table in thousands and as a percentage of sales)

	Three Months Ended				Six Months Ended
	June 27, 2009		June 28, 2008		June 27, 2009		June 28, 2008
Sales	$10,923	100.0%	$20,862	100.0%	$31,780	100.0%	$38,734	100.0%
Cost of sales	6,861	62.8%	11,968	57.4%	18,872	59.4%	22,192	57.3%
Gross profit	4,062	37.2%	8,894	42.6%	12,908	40.6%	16,542	42.7%
SG&A expenses	3,220	29.5%	3,153	15.1%	6,357	20.0%	6,348	16.4%
RD&E expenses	1,416	13.0%	995	4.8%	2,924	9.2%	2,000	5.1%
Operating (loss) income	$(574)	(5.3)%	$4,746	22.7%	$3,627	11.4%	$8,194	21.2%

Sales in the Surveillance Systems Group decreased 47.6% for the second quarter of fiscal 2009 and 18.0% for the first six months of fiscal 2009 compared to the same periods one year ago. While unquantifiable, management believes the impact of the pending sale of the Company was evident in this segment as the book to ship cycle is generally one to six months.  We also experienced lower than expected shipments in support of the government’s force protection programs as our customers have delayed orders until the second half of 2009. In addition, delays with new product development contributed to the decline in revenue as customers wait for the new product enhancements

Gross margin decreased 540 basis points for the second quarter of fiscal 2009 and 210 basis points in the first six months of fiscal 2009 compared to the same periods one year ago. Gross margin was negatively impacted by the decrease in sales volume and an unfavorable product mix as we experienced proportionally lower gyrostabilized camera systems, which generally carry higher margins than our military product lines.

SG&A expenses in the second quarter and first six months of fiscal 2009 remained comparable to the same periods one year ago due to an overall effort to control spending over several expense categories. RD&E expenses increased by $0.4 million in the second quarter of fiscal 2009 and $0.9 million during the first six months of fiscal 2009. This increase was largely due to our efforts to develop the next generation of gyrostabilized gimbal products for both military and commercial use and continuing efforts to develop enhancements to our cooled camera systems technologies.

Operating income decreased $5.3 million in the second quarter of fiscal 2009 and $4.6 million in the first six months of fiscal 2009 compared to the same periods one year ago. This decrease was primarily a result of lower sales volume and unfavorable product mix partially offset by increased operating expense controls.

Liquidity and Capital Resources

Our strategy to enhance stockholder value is dependent on our ability to take advantage of both internal and external business opportunities as they arise. Maximizing the utilization of our cash resources is crucial to the successful execution of our strategy. Our secured revolving credit facility permits borrowings of up to $40.0 million, of which $3.0 million may be utilized to issue letters of credit.  We had no borrowings outstanding under our revolving credit facility at June 27, 2009; however, $1.0 million of our revolving credit facility was utilized for outstanding letters of credit. Our revolving credit facility remains available through May 2012, subject to optional prepayment in accordance with its terms. We may elect to have any borrowing under the revolving credit facility bear interest either at the bank’s prime rate or the LIBOR rate plus a margin of 100 to 200 basis points, depending on our consolidated funded debt-to-consolidated EBITDA ratio.  We have the option of selecting the 1-month, 2-month, 3-month or 6-month LIBOR rate. Our credit facility requires us to maintain compliance with certain covenants, including covenants regarding minimum EBITDA, a minimum fixed charge coverage ratio and a maximum leverage ratio. As of June 27, 2009, we were in compliance with all the covenant requirements of our credit facility. The credit facility is secured by a lien on all our assets and the assets of our subsidiaries, including a pledge on the stock of our subsidiaries.

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

Operating Activities

During the first six months of fiscal 2009, net cash provided by operating activities was $5.9 million. Our net income for the first six months of fiscal 2009 was $10.5 million, which included $3.0 million of depreciation and amortization, $1.2 million of stock-based compensation expense, $1.0 million in gains from the disposal of equipment, a $1.1 million decrease in our net deferred income tax assets, $0.3 million of excess tax benefits from the exercise of stock options, and $0.1 million of other non-cash items.

The above net source of cash was partially offset by $8.4 million of cash utilized to fund changes in our operating assets and liabilities from continuing operations. This utilization of cash was driven by a $6.0 million increase in our accounts receivable primarily as a result of the increased sales volume in our Imaging Systems business and the timing of shipments during the second quarter of 2009 within our Surveillance Systems business. Deferred revenues decreased $2.5 million as shipment of long-lead time orders during the quarter resulted in lower customer deposits. In addition, we utilized $1.9 million to fund an increase in our inventories, which resulted from increased material purchases needed to support sales among a number of large military programs. We also used $0.8 million of cash to fund changes in other assets for costs associated with an increase in prepaid insurance and the purchase of demonstration equipment used in our Surveillance Systems business.  These uses of cash were partially offset by a $1.8 million increase in accrued liabilities due largely to increases in our current tax liabilities and the recording of $2.3 million in accrued sale-related costs. The increase in accrued expenses was partially offset by lower accrued employee compensation and benefit costs. Accounts payable increased $1.0 million due to the timing of vendor payments.

During the first six months of fiscal 2008, net cash used in operating activities was $4.3 million. Our net income for the first six months of fiscal 2008 was $11.2 million, which included $3.8 million of excess tax benefits from the exercise of stock options, $2.4 million of depreciation and amortization, $0.8 million of share-based compensation expense, a $0.3 million increase in our net deferred income tax assets and $47 thousand of other non-cash items. In addition, net income included $0.1 million of expense for legal accruals related to our discontinued operations, net of tax.

We utilized $14.3 million of cash to fund changes in our operating assets and liabilities from continuing operations during the first six months of fiscal 2008. This was driven by the utilization of $13.4 million of cash to fund an increase in our accounts receivable primarily as a result of increased sales volume and increased unbilled receivables generated by an excess of cost over billings on percentage-of-completion contracts. In addition, we utilized $6.0 million to fund an increase in our inventories, which was needed to support sales growth. Deferred revenues also decreased $5.4 million as a shift in our product mix resulted in lower customer deposits. In addition, we used $0.3 million in cash to fund changes in other assets for costs associated with an increase in prepaid insurance.  These uses of cash were partially offset by a $7.6 million increase in accounts payable due to increased inventory level and the timing of vendor invoices. Additional offsets during fiscal 2008 included an increase of $3.4 million in accrued expenses largely due to the timing of federal tax payments.

During the first six months of fiscal 2008, cash used by discontinued operations totaled $0.6 million, consisting of cash used in conjunction with the sale of our Distributed Products business and environmental clean-up activities of various formerly owned sites.

Investing Activities

Net cash used in investing activities was $2.7 million for the first six months of fiscal 2009 and $7.5 million for the first six months of fiscal 2008.  We utilized $3.0 million of cash in the first six months of fiscal 2009 and $4.5 million in the first six months of fiscal 2008 for capital expenditures, primarily for the purchase of production and testing equipment and Enterprise Management software. We also utilized $0.8 million of cash in the first six months of fiscal 2009 and $3.0 million in the first six months of fiscal 2008 for earn-out payments related to our 2007 acquisition of Cineflex. During the first six months of fiscal 2009, we also received $1.0 million in proceeds from the sale of excess manufacturing equipment used on the James Webb Space Telescope project.

Financing Activities

Financing activities provided $0.6 million of cash during the first six months of fiscal 2009 and $5.8 million during the first six months of fiscal 2008. We received $0.3 million in the first six months of fiscal 2009 and $2.0 million in the first six months of fiscal 2008 as proceeds from the exercise of stock options. We also recorded a tax benefit of $0.3 million during the first six months of fiscal 2009 and $3.8 million during the first six months of fiscal 2008 related to the exercise of stock options.

Backlog

A substantial portion of our business is of a build-to-order nature requiring various engineering, manufacturing, testing and other processes to be performed prior to shipment.  As a result, we generally have a significant backlog of orders to be shipped.  Axsys ended the first six months of 2009 with a backlog of $159.4 million, compared to a backlog of $174.1 million at June 28, 2008, a decrease of $14.7 million.  We believe that a substantial portion of our backlog of orders at June 27, 2009 will be shipped over the next twelve months. However, approximately 15.7% of our current backlog will be shipped in the third quarter of 2010 and beyond.

Recent Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events” (“SFAS 165”). This standard is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  SFAS 165 is effective for fiscal years and interim periods ended after June 15, 2009 and will be applied prospectively. We adopted SFAS 165 during the second quarter of 2009, and its adoption did not have a material impact on our results of operations and financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). This statement was effective as of the beginning of fiscal 2009 and is intended to improve financial reporting by requiring more disclosure about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and how derivative instruments and related hedged items affect its financial position, financial performance and cash flows.  We do not have any material derivative instruments requiring additional disclosures at this time.

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

On October 10, 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-2, “Effective Date of FASB No. 157” (“FSP SFAS No. 157-2”).  FSP SFAS No. 157-2 delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We adopted FSP SFAS No. 157-2 during the first quarter of 2009, and its adoption did not have a material impact on our results of operations and financial position.

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

•                  our ability to maintain security clearances for classified government systems; and

•                  our ability to successfully complete the sale of our company to General Dynamics.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk sensitive instruments do not subject us to material risk exposures. Our revolving credit facility remains available through May 2012, subject to optional prepayment in accordance with its terms. We may elect to have any borrowing under the revolving credit facility bear interest either at the bank’s prime rate or the LIBOR rate plus a margin of 100 to 200 basis points, depending on our consolidated funded debt-to-consolidated EBITDA ratio.  We have the option of selecting the 1-month, 2-month, 3-month or 6-month LIBOR rate. Up to $3.0 million of the revolving credit facility may be utilized to issue letters of credit.  As of June 27, 2009, $1.0 million of the revolving credit facility was utilized for outstanding letters of credit. Amounts borrowed under the credit facility are secured by a lien on all of our assets and the assets of our subsidiaries, including a pledge of the stock of all of our subsidiaries.

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

At June 27, 2009, the fair values of the forward exchange contracts outstanding, as well as the amounts of gains and losses recorded, were not material.

Item 4. CONTROLS AND PROCEDURES

As of June 27, 2009, management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Our principal executive officer and principal financial officer concluded, based on their review, that our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), were, as of the end of the period covered by this quarterly report, effective to ensure that information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

During the second quarter of 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
March 29 — April 25, 2009	—	$—	—	199,917
April 26 — May 23, 2009	540	42.70	—	199,917
May 24 — June 27, 2009	76	46.25	—	199,917
Total	616	$43.14	—	199,917

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of Axsys was held on May 7, 2009.  The following matter was submitted to a vote of security holders.  The results of the voting were as follows:

Election of Directors

The stockholders re-elected all five directors of the company.

	Votes For	Votes Withheld
Stephen W. Bershad	9,594,300	518,154
Anthony J. Fiorelli, Jr.	9,428,571	683,883
Eliot M. Fried	9,463,799	648,655
Richard F. Hamm, Jr.	9,701,365	411,089
Robert G. Stevens	9,594,448	518,006

Item 6.  EXHIBITS

2.1

Agreement and Plan of Merger, dated June 4, 2009, by and among Axsys Technologies, Inc. and General Dynamics Advanced Information Systems, Inc and parties thereto (filed as Exhibit 2.1 to Axsys’ Form 8-K, filed June 4, 2009 (File No. 000-16182) and incorporated herein by reference).

10.1

Amended and Restated Employment Agreement and Severance Protection Agreement between Axsys and Stephen W. Bershad dated as of May 7, 2009 (filed as Exhibit 10.1 to Axsys’ Form 8-K, filed on May 11, 2009 (File No. 000-16182) and incorporated herein by reference).*

10.2

Amended and Restated Severance Protection Agreement between Axsys and David A. Almeida dated as of May 7, 2009 (filed as Exhibit 10.2 to Axsys’ Form 8-K, filed on May 11, 2009 (File No. 000-16182) and incorporated herein by reference).*

10.3

Amended and Restated Severance Protection Agreement between Axsys and Scott B. Conner dated as of May 7, 2009 (filed as Exhibit 10.3 to Axsys’ Form 8-K, filed on May 11, 2009 (File No. 000-16182) and incorporated herein by reference).*

10.4	Amendment No. 1 to the Amended and Restated Employment Agreement and Severance Protection Agreement between Axsys and Stephen W. Bershad dated as of June 3, 2009.*

10.5	Amendment No. 2 to the Amended and Restated Employment Agreement and Severance Protection Agreement between Axsys and David A. Almeida dated as of June 3, 2009.*

10.6	Amendment No. 2 to the Amended and Restated Employment Agreement and Severance Protection Agreement between Axsys and Scott B. Conner dated as of June 3, 2009.*

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350 — Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. Section 1350 — Chief Financial Officer

* Indicates management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date: July 28, 2009		AXSYS TECHNOLOGIES, INC.

	By:	/s/Stephen W. Bershad
Stephen W. Bershad
Chairman of the Board of Directors and Chief Executive Officer

/s/ David A. Almeida
David A. Almeida
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

2.1

Agreement and Plan of Merger, dated June 4, 2009, by and among Axsys Technologies, Inc. and General Dynamics Advanced Information Systems, Inc and parties thereto (filed as Exhibit 2.1 to Axsys’ Form 8-K, filed June 4, 2009 (File No. 000-16182) and incorporated herein by reference).

10.1

Amended and Restated Employment Agreement and Severance Protection Agreement between Axsys and Stephen W. Bershad dated as of May 7, 2009 (filed as Exhibit 10.1 to Axsys’ Form 8-K, filed on May 11, 2009 (File No. 000-16182) and incorporated herein by reference).*

10.2

Amended and Restated Severance Protection Agreement between Axsys and David A. Almeida dated as of May 7, 2009 (filed as Exhibit 10.2 to Axsys’ Form 8-K, filed on May 11, 2009 (File No. 000-16182) and incorporated herein by reference).*

10.3

Amended and Restated Severance Protection Agreement between Axsys and Scott B. Conner dated as of May 7, 2009 (filed as Exhibit 10.3 to Axsys’ Form 8-K, filed on May 11, 2009 (File No. 000-16182) and incorporated herein by reference).*

10.4	Amendment No. 1 to the Amended and Restated Employment Agreement and Severance Protection Agreement between Axsys and Stephen W. Bershad dated as of June 3, 2009.*

10.5	Amendment No. 2 to the Amended and Restated Employment Agreement and Severance Protection Agreement between Axsys and David A. Almeida dated as of June 3, 2009.*

10.6	Amendment No. 2 to the Amended and Restated Employment Agreement and Severance Protection Agreement between Axsys and Scott B. Conner dated as of June 3, 2009.*

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350 — Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. Section 1350 — Chief Financial Officer

* Indicates management contracts or compensatory plans or arrangements.